Form 10-Q
period 2015-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2015-05-15
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(818) 833-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of May 11, 2015, the issuer had 35,397,148 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$652,254	$619,411
Money market funds	29,086,778	33,999,563
Accounts receivable	1,295,391	707,648
Inventories, net	6,401,034	5,721,991
Prepaid expenses and other current assets	960,897	927,575

Total current assets	38,396,354	41,976,188

Property and equipment, net	1,001,222	1,004,646
Deposits and other assets	59,423	88,610

Total assets	$39,456,999	$43,069,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,424	$513,106
Accrued expenses	1,611,312	1,412,383
Accrued compensation expense	1,622,622	1,361,894
Accrued clinical trial expenses	486,703	488,910
Deferred revenue	805,312	599,904
Deferred grant revenue	4,057,491	4,075,000

Total current liabilities	8,997,864	8,451,197

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized and none outstanding	—	—
Common stock, no par value; 200,000,000 shares authorized; shares issued and outstanding: 35,339,869 and 35,241,428 at March 31, 2015 and December 31, 2014, respectively	163,441,206	163,171,005
Common stock to be issued	237,500	166,250
Additional paid-in capital	25,087,547	24,590,368
Notes receivable to finance stock option exercises	(153,641)	(171,436)
Accumulated other comprehensive loss	(533,172)	(473,972)
Accumulated deficit	(157,620,305)	(152,663,968)

Total stockholders’ equity	30,459,135	34,618,247

Total liabilities and stockholders’ equity	$39,456,999	$43,069,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net sales	$1,700,082	$656,726
Cost of sales	1,295,753	727,433
Gross profit (loss)	404,329	(70,707)

Operating expenses:
Research and development, net of grants	1,047,857	1,039,486
Clinical and regulatory	666,472	594,662
Selling and marketing	1,994,962	1,254,503
General and administrative	1,655,816	1,497,127
Total operating expenses	5,365,107	4,385,778

Loss from operations	(4,960,778)	(4,456,485)
Interest income	796	2,823
Other income, net	3,645	826
Interest expense on convertible promissory notes	—	(545,900)
Amortization of discount on convertible promissory notes	—	(1,440,017)

Net loss	$(4,956,337)	$(6,438,753)

Net loss per common share – basic and diluted	$(0.14)	$(0.28)

Weighted average common shares outstanding – basic and diluted	35,300,906	23,072,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net loss	$(4,956,337)	$(6,438,753)

Other comprehensive loss:
Foreign currency translation adjustments	(59,200)	(45,679)
Comprehensive loss	$(5,015,537)	$(6,484,432)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,956,337)	$(6,438,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	81,950	77,274
Stock-based compensation	497,179	595,811
Amortization of discount on convertible notes payable	—	1,440,017
Non-cash interest accrued on convertible notes payable	—	545,900
Common stock issuable	71,250	—
Changes in operating assets and liabilities:
Accounts receivable	(587,743)	(126,092)
Inventories	(679,043)	(908,288)
Prepaid expenses and other assets	(4,135)	(53,075)
Inventories Accounts payable	(98,682)	183,885
Accrued expenses	198,929	84,927
Accrued compensation expenses	260,728	(69,689)
Accrued clinical trial expenses	(2,207)	—
Deferred revenue	205,408	11,233
Deferred grant revenue	(17,509)	—
Net cash used in operating activities	(5,030,212)	(4,656,850)

Cash flows from investing activities:
Purchase of property and equipment	(78,526)	(91,723)
Proceeds from money market funds	4,912,785	4,480,759
Net cash provided by investing activities	4,834,259	4,389,036

Cash flows from financing activities:
Proceeds from sale of common stock	—	700,000
Proceeds from exercise of options and warrants	411,680	3,494
Repurchase of common stock	(123,684)	—
Net cash provided by financing activities	287,996	703,494

Effect of exchange rate changes on cash	(59,200)	(45,679)

Cash:
Net increase	32,843	390,001
Balance at beginning of period	619,411	62,565
Balance at end of period	$652,254	$452,566

Non-cash financing and investing activities:
Fair value of common stock issued as finder’s fee in connection with private placement of common stock	$—	$35,000

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2015 and 2014

1.  Organization and Business Operations

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

2.   Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in its Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3. Concentration of Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. The Company maintains cash and money market funds with financial institutions that management deems reputable, and at times, cash balances may be in excess of Federal Deposit Insurance Corporations and Securities Investor Protection Corporation insurance limits. The Company extends differing levels of credit to customers, and typically does not require collateral.

The Company also maintains a cash balance at a bank in Switzerland, which is insured up to an amount specified by the deposit insurance agency of Switzerland.

Customer Concentration

During the three months ended March 31, 2015 and 2014 (unaudited), the following customers comprised more than 10% of revenues:

	March 31, 2015	March 31, 2014

Customer 1	23%	0%
Customer 2	15%	0%
Customer 3	14%	0%
Customer 4	10%	0%
Customer 5	0%	70%
Customer 6	5%	17%
Customer 7	0%	13%

As of March 31, 2015 and December 31, 2014, the following customers comprised more than 10% of accounts receivable:

	March 31,	December31,
	2015	2014
	(unaudited)
Customer 1	46%	32%
Customer 2	13%	1%
Customer 3	4%	20%
Customer 4	2%	13%
Customer 5	0%	13%

Geographic Concentration

During the three months ended March 31, 2015 and 2014 (unaudited), regional revenue, based on customer location, consisted of the following:

	March 31, 2015	March 31, 2014

Italy	36%	0%
France	30%	0%
United States	18%	70%
Germany	9%	29%

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

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2015 (unaudited) and December 31, 2014 include assets amounting $2,991,000 and $2,091,000, respectively, relating to operations of the company in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

4. Money Market Funds

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2015 and December 31, 2014.

	Total	Level 1	Level 2	Level 3

March 31, 2015 (unaudited):
Money market funds	$29,086,778	$29,086,778	$—	$—

December 31, 2014:
Money market funds	$33,999,563	$33,999,563	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at:

	March 31,	December 31,
	2015	2014
	(unaudited)
Raw materials	$565,908	$610,434
Work in process	3,743,981	4,729,235
Finished goods	2,373,867	1,748,966

	6,683,756	7,088,635
Allowance for excess and obsolescence
	(282,722)	(1,366,644)
	$6,401,034	$5,721,991

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at:

	March 31,	December 31,
	2015	2014
	(unaudited)
Laboratory equipment	$3,301,653	$3,285,842
Computer hardware and software	1,760,823	1,700,612
Leasehold improvements	364,868	362,408
Furniture, fixtures and equipment	135,347	135,303

	5,562,691	5,484,165
Accumulated depreciation and amortization	(4,561,469)	(4,479,519)

Property and equipment, net	$1,001,222	$1,004,646

6. Long Term Investor Right

Investors who purchased shares in the Company’s IPO, and who complied with certain terms and conditions, such as holding their IPO shares in their name during the twenty-four month period following the closing of the IPO, are entitled under certain conditions to receive up to one additional share for each share they purchased in the IPO. For a more complete discussion of the Long Term Investor Right, see Note 2 in the Company’s Annual Report on From 10-K for the year ended December 31, 2014.

As of March 31, 2015, the Company identified investors who had perfected and maintained Long Term Investor Rights in 1,469,600 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on NASDAQ during any consecutive 90 day period ended on or before March 31, 2015 was $11.59. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, would be entitled to 0.5535 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate maximum of 813,429 shares that are potentially issuable by the Company pursuant to the Long Term Investor Right at such date. The actual number of common shares issuable pursuant to the Long Term Investor Right is dependent on the future stock price of the Company over the two year period subsequent to the November 24, 2014 closing date of the IPO, and could be as high as 813,429 shares and as low as zero shares.

The Long Term Investor Right is an equity instrument that will be accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Long Term Investor Right are treated as contingently issuable shares and are not being included in basic earnings per share until the actual number of shares can be calculated and the shares have been issued.

7. Equity Securities

Common Stock Issuable

Beginning with services rendered in 2014, and with the first payment in June 2015, non-employee members of the Board of Directors will be paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of March, 31, 2015, the Company accrued $237,500 for these services, which equates to 18,526 shares based on the $12.82 closing price for Company’s common stock on that date. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At March 31, 2015 and 2014 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive.

	March 31, 2015	March 31, 2014

Long Term Investor Rights	813,429	–
Underwriter’s warrants	805,000	–
Convertible notes payable	–	6,357,832
Warrants associated with convertible debt	1,099,930	1,180,766
Common stock options	3,227,797	2,277,290

Total	5,946,156	9,815,888

8. Warrants

A summary of warrant activity for the three months ended March 31, 2015 (unaudited) is presented below.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2014	1,983,707	$5.00	3.75
Granted	—
Exercised	(78,777)	$5.00
Forfeited or expired	—

Warrants outstanding at March 31, 2015	1,904,930	$7.64	3.53

Warrants exercisable at March 31, 2015	1,099,930	$5.00	2.72

The intrinsic value of warrants outstanding at March 31, 2015 was approximately $8,601,000. During the three months ended March 31, 2015, warrants representing 78,777 shares of common stock were exercised for proceeds of $393,885.

9. Stock-Based Compensation

Under the 2003 Plan, as restated in June 2011, the Company is authorized to issue stock options covering up to 4,000,000 common shares.

  A summary of stock option activity for the three months ended March 31, 2015 (unaudited) is presented below.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2014	3,251,627	$6.07	5.60
Granted	121,848	$13.11
Exercised	(59,063)	$4.75
Forfeited or expired	(86,615)	$4.56

Options outstanding at March 31, 2015	3,227,797	$6.40

Options exercisable at March 31, 2015	1,807,879	$4.90	3.11

The estimated aggregate intrinsic value of stock options exercisable at March 31, 2015 was approximately $14.3 million. As of March 31, 2015, there was $6.2 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.58 years.

On January 1, 2015, the Company’s Chief Executive Officer exercised stock options on a cashless basis to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on the closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer tendered 27,344 shares of common stock that he owned to satisfy the aggregate exercise price and surrendered 12,055 shares of common stock to satisfy the related $123,684 income and payroll tax withholding amounts related to the transaction.

During the three months ended March 31, 2015, the Company granted stock options to purchase 121,848 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at $13.09 to 13.90 per share, which was the fair value of the Company’s common stock on such dates. The options vest over a period of either four or five years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $811,314 ($6.66 per share). Assumptions used in the model were an expected term of 6.5 years, volatility of 50.3%, a risk-free interest rate of 2.1% and an expected dividend rate of 0%.

On February 25, 2015, the Board of Directors authorized, subject to shareholder approval, (1) an increase of 2,000,000 shares in the number of shares available for option awards under the 2011 Equity Incentive Plan, and (2) 250,000 shares for a proposed Employee Stock Purchase Plan, with annual increases of available shares equal to the lessor of (i) 1% of outstanding shares or (ii) 100,000 shares.

The total stock-based compensation recognized for stock-based awards granted under the 2003 Plan and the 2011 Plan in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (unaudited) is as follows:

	2015	2014
Cost of sales	$99,436	$25,056
Research and development	79,548	114,334
Clinical and regulatory	69,605	13,572
Selling and marketing	89,492	16,704
General and administrative	159,098	426,145
Total	$497,179	$595,811

10.  Litigation, Claims and Assessments

Ten oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company may be party to litigation arising in the ordinary course of business. It is management's opinion that the outcome of such matters will not have a material effect on the Company's financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2014 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2015. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

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

We began selling the Argus II System in Europe at the end of 2011, in Saudi Arabia in 2012, and in the United States, Spain and Canada in 2014. We have limited regulatory approval in Canada and Saudi Arabia, and we are currently applying for full approval. To date, all of our sales of implants have been made by our direct sales force, but we plan to add partners and distributors to enhance our coverage of existing and future markets. In 2014, we entered into our first distribution agreements, that cover the countries of Spain and Turkey, and we are at various stages of negotiations with a number of other distributors for countries in Europe and the Middle East.

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

We also plan to use approximately $5.0 million of the proceeds from our IPO to conduct preclinical development of a product for cortical stimulation that we refer to as the Orion I visual cortical prosthesis, which we expect will be able to provide some vision restoration to individuals with almost all unpreventable forms of blindness. Our objective in designing and developing the Orion I visual cortical prosthesis is to bypass the retina and optic nerve and to directly stimulate the visual cortex region of the brain. Human clinical testing is likely to take the form of a feasibility study followed by a premarket approval pivotal trial. The details of these trials will be determined collaboratively with the FDA at that time. We cannot accurately estimate the timing or exact cost of these trials at this time. If the Orion I visual cortical prosthesis is successfully developed and approved for sale, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will greatly exceed our existing RP markets for the Argus II System.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2015.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II System. We began selling our products in Europe in 2011, Saudi Arabia in 2012, and the United States, Canada and Spain in 2014. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II System at our Sylmar, California facility. Historically, our cost of sales has been greater than our revenues, which has resulted in gross losses. However, beginning in the second half of fiscal 2014, due to higher revenues and increased manufacturing output and efficiencies, we began generating positive gross margins for the first time in our operating history. Our product involves new and technologically complex materials and processes. As we move from making small quantities of our product for clinical trials to larger quantities for commercial distribution, we are developing new manufacturing techniques and processes that we expect to allow us to scale production. We are currently experiencing low yields on our manufacturing process, but we expect that over the next few years we will be able to refine our processes and improve our manufacturing yields. Accordingly, as we scale our production over the next few years, we expect that our cost per unit will decrease and we will continue to generate positive gross profit and increasing gross margins.

Operating expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, clinical and regulatory, sales and marketing, and general and administrative. Our operating expenses also include a non-cash component related to the amortization of deferred stock-based compensation allocated to research and development, clinical and regulatory, sales and marketing and general and administrative personnel. From time to time we have received grants from institutions or agencies, such as the National Institutes of Health, to help fund some of the cost of our development efforts. We have recorded these grants as offsets to the costs as they are incurred to complete the related work.

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

Interest expense on convertible promissory notes. Interest expense is a non-cash expense associated with the Company’s convertible promissory notes issued during fiscal 2013 and 2012. Simple interest was accrued at 7.5% per annum based on the face value of the convertible promissory notes outstanding during the relevant reporting period. The accrued interest was added to the amount of outstanding debt, but did not earn additional interest. The terms of the convertible promissory notes provided for automatic conversion of principal and accrued interest into equity on our IPO, at $5.00 per share. Accordingly, subsequent to our IPO in the fourth quarter of 2014, the Company no longer incurred interest expense on the convertible promissory notes.

Amortization of discount on convertible promissory notes. Convertible promissory notes issued during 2012 and 2013 were issued with detachable warrants and an embedded beneficial conversion feature, which were recorded as an issuance discount with an offsetting credit to additional paid-in capital. This issuance discount was amortized as a non-cash charge over the term of the convertible promissory note. The terms of the convertible promissory notes provided for conversion into equity on an IPO, at $5.00 per share. As a result of our IPO in November 2014, unamortized issuance costs were charged to income due to the automatic conversion of all outstanding convertible promissory notes into common stock. Accordingly, subsequent to our IPO in the fourth quarter of 2014, the Company no longer amortized the issuance discount on the convertible promissory notes.

Comparison of the Three Months Ended March 31, 2015 and 2014

Net Sales. Our net sales increased from $656,726 in the first quarter of 2014 to $1,700,082 in same period in 2015, an increase of $1,043,356, or 159%. This increase in net sales was due to selling more implants in the first quarter of 2015, but at a slightly lower average amount of recognized revenue per implant than in the same period of the prior year.

We sold 19 Argus II Systems that were implanted in the first quarter of 2015, compared to six in the same period of last year. In the first quarter of 2015, there were 12 implants in Europe compared to two in the first quarter of the prior year. The increase in Europe is primarily attributable to the reimbursement programs in France and Italy, which combined accounted for 10 implants in the first quarter of the current year compared to none during the same period of the prior year. In the United States and Canada, there were seven implants in the first quarter of 2015 compared to four implants in the same period of the prior year.

Revenue recognized in each quarter divided by the number of implants was $89,478 in the first quarter of 2015 compared to $109,454 in the same period of the prior year. The lower average amount of recognized revenue per implant is due to the higher mix of implants in Europe, where pricing is slightly lower. Also, in the United States the amount of sales revenue recognized per unit has been limited due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales increased from $727,433 in the first quarter 2014 to $1,295,753 in the first quarter of 2015, an increase of $568,320, or 78%. This increase in cost of goods sold is due to a higher number of units shipped offset by a lower cost per unit and a lower level of inventory write-offs in the current period. This decrease in cost per unit sold is primarily due to increasing our production volume and yields in the first quarter of 2015 relative to 2014. As we manufacture more products, our manufacturing overhead is spread over more units and our cost per unit produced decreases. Also, as our yields improve and we accept more units into inventory, the amount of scrapped product that is written off to cost of sales decreases. We will continue to invest in improving our manufacturing processes, and we expect manufacturing yields will improve and cost of sales will decrease relative to our revenues over the next few years, although we expect significant fluctuations on a quarter to quarter basis in our cost of sales and gross margins.

Research and development expense. Research and development expense was essentially flat in the first quarter of 2015 compared to the first quarter of 2014, increasing $8,371 from $1,039,486 in 2014 to $1,047,857 in 2015. In the first quarter of 2015, we utilized $17,509 of grant funds to offset costs incurred. We expect research and development costs to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future cortical implant product.

Clinical and regulatory expense. Clinical and regulatory expense increased from $594,662 in the first quarter of 2014 to $666,472 in the same period of 2015, an increase of $71,810, or 12%. This increase is primarily attributable to a higher level of clinical and regulatory activity reflecting increased enrollment in post-market studies being conducted in the US and Europe as well as preparation for our AMD trial. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased from $1,254,503 in the first quarter of 2014 to $1,994,962 in the first quarter of 2015, an increase of $740,459, or 59%. This increase in costs is attributable to an increase in personnel, as well as higher costs for marketing and customer awareness programs, as we began selling our product in the United States, Canada, Spain and Turkey. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased from $1,497,127 in the first quarter of 2014 to $1,655,816 in the same period of 2015, an increase of $158,689, or 11%. This increase is primarily attributable to higher costs for salaries, benefits and outside services in the current year, partially offset by lower stock-based compensation charges. The increase in outside services reflects the higher cost of being a public company, including increased expenditures on audit and legal fees, insurance and investor relations. Stock-based compensation charges were lower in the first quarter of 2015 by $267,047 compared to the first quarter of 2014 primarily due to a one-time charge of $392,737 in the prior year to replace an expired stock option grant, with immediate vesting, for our chief executive officer.

Interest expense on the convertible promissory notes. Interest expense on the convertible promissory notes decreased from $545,900 in the first quarter of 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer incurred interest expense on the convertible promissory notes.

Amortization of issuance discount on convertible promissory notes. Amortization of issuance discount on convertible promissory notes decreased from $1,440,017 in the first quarter of 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer expensed the amortization of issuance costs related to the convertible promissory notes.

Liquidity and Capital Resources

Cash and money market funds decreased by $4,879,942, or 14%, from $34,618,974 at December 31, 2014 to $29,739,032 at March 31, 2015. Working capital was $29,398,490 at March 31, 2015, as compared to $33,524,991 at December 31, 2014, a decrease of $4,126,501, or 12%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first quarter of 2015, we used $5,030,212 of cash in operating activities, consisting primarily of a net loss of $4,956,337, offset by non-cash charges of $650,379 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable and increased by a net change in operating assets and liabilities of $724,254. This compares to the first quarter of 2014, we used $4,656,850 of cash in operating activities, consisting primarily of a net loss of $6,438,753, offset by non-cash charges of $2,659,002 for depreciation and amortization of property and equipment, stock-based compensation, amortization of discount on convertible notes payable, and non-cash interest accrued on convertible notes payable, and increased by a net change in operating assets and liabilities of $877,099.

Cash Flows from Investing Activities

Investing activities in the first quarter of 2015 provided $4,834,259 of cash, reflecting $4,912,785 provided by the sale of money market investments offset by $78,526 for the purchase of equipment. This compares to the first quarter of 2014 when investing activities provided $4,389,036, reflecting $4,480,759 in proceeds from the sales of money market investments, offset by $91,723 for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $287,996 of cash in the first quarter of 2015, including $411,680 from the exercise of stock options and warrants offset by $123,684 paid by the Company for repurchase of stock by the Company from its chief executive officer. Financing activities provided $703,494 of cash in first quarter of 2014, from the issuance of $700,000 of common stock at $7.00 per share to new investors and $3,494 from stock option exercises.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2015, our cash equivalents consisted solely of money market funds.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings

Ten oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company may be party to litigation arising in the ordinary course of business. It is management's opinion that the outcome of such matters will not have a material effect on the Company's financial statements.

Item 1A.    Risk Factors

We herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2014, we sold 4,025,000 shares of common stock in our IPO, including 525,000 shares sold upon exercise of the underwriter's over-allotment option pursuant to a registration statement (File No. 333-198073) that we initially filed with the Securities and Exchange Commission in August 2014. Our net proceeds totalled approximately $34.2 million, after offering costs of approximately $5.0 million, including approximately $2.9 million in fair value of warrants and shares of common stock issued in connection with the underwriting and other services rendered for the IPO. In addition to funding our ongoing business operations, we expect to invest the proceeds of the IPO in our business to expand sales and marketing efforts, enhance our current Argus II product, gain regulatory approvals for additional indications, and continue research and development into next generation technology. Through March 31, 2015, approximately $8.5 million of net proceeds from the offering were used to fund ongoing business operations. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

During the first quarter of 2015, the Company issued 78,777 shares of common stock in connection with the exercise of warrants for cash with a per share exercise price of $5.00. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the shares of common stock inasmuch as the warrant holders were accredited investors and there was no form of general solicitation or general advertising relating to the offer.

On January 1, 2015, the Company’s Chief Executive officer exercised options to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on a closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer paid the aggregate exercise price by tendering 27,344 shares of common stock that he owned. In connection with the income and payroll tax withholding related to the transaction, the Company repurchased 12,055 shares of common stock related to the exercise.

Item 3.      Defaults upon Senior Securities

Not applicable

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

Not applicable.

Item 6.      Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.(1)
31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instant Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*          Included herein.

 (1) Incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert j. Greenberg	Chief Executive Officer and Director	May 14, 2015
Robert J. Greenberg	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	May 14, 2015
Thomas B. Miller	(Principal Financial and Accounting Officer)

