Form 10-Q
period 2015-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2015-08-05
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

12744 San Fernando Road, Suite 400, Sylmar, CA 91342
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

As of July 31, 2015, the issuer had 35,826,019 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$407,439	$619,411
Money market funds	26,179,801	33,999,563
Accounts receivable	1,208,832	707,648
Inventories, net	6,805,011	5,721,991
Prepaid expenses and other current assets	1,144,532	927,575

Total current assets	35,745,615	41,976,188

Property and equipment, net	1,138,218	1,004,646
Deposits and other assets	57,501	88,610

Total assets	$36,941,334	$43,069,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330,379	$513,106
Accrued expenses	1,916,858	1,412,383
Accrued compensation expense	1,632,773	1,361,894
Accrued clinical trial expenses	509,997	488,910
Deferred revenue	905,077	599,904
Deferred grant revenue	3,545,398	4,075,000

Total current liabilities	8,840,482	8,451,197

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000,000 shares authorized; shares issued and outstanding: 35,819,332 and 35,241,428 at June 30, 2015 and December 31, 2014, respectively	165,470,250	163,171,005
Common stock to be issued	28,583	166,250
Additional paid-in capital	25,651,696	24,590,368
Notes receivable to finance stock option exercises	(30,417)	(171,436)
Accumulated other comprehensive loss	(476,580)	(473,972)
Accumulated deficit	(162,542,680)	(152,663,968)

Total stockholders’ equity	28,100,852	34,618,247

Total liabilities and stockholders’ equity	$36,941,334	$43,069,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$2,661,099	$611,477	$4,361,181	$1,268,203
Cost of sales	1,569,386	993,054	2,865,139	1,720,487
Gross profit (loss)	1,091,713	(381,577)	1,496,042	(452,284)

Operating expenses:
Research and development, net of grants	848,764	1,220,189	1,896,621	2,259,675
Clinical and regulatory	892,348	712,473	1,558,820	1,307,135
Selling and marketing	2,297,989	1,828,586	4,292,951	3,083,089
General and administrative	2,000,105	1,420,051	3,655,921	2,917,178
Total operating expenses	6,039,206	5,181,299	11,404,313	9,567,077

Loss from operations	(4,947,493)	(5,562,876)	(9,908,271)	(10,019,361)
Interest income	352	2,786	1,148	5,609
Other income, net	24,766	11,000	28,411	11,826
Interest expense on convertible promissory notes	—	(551,970)	—	(1,097,870)
Amortization of discount on convertible promissory notes	—	(1,440,015)	—	(2,880,032)

Net loss	$(4,922,375)	$(7,541,075)	$(9,878,712)	$(13,979,828)

Net loss per common share – basic and diluted	$(0.14)	$(0.32)	$(0.28)	$(0.60)

Weighted average common shares outstanding – basic and diluted	35,521,889	23,351,082	35,412,552	23,211,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(4,922,375)	$(7,541,075)	$(9,878,712)	$(13,979,828)

Other comprehensive gain (loss):
Foreign currency translation adjustments	56,592	(30,561)	(2,608)	(76,240)
Comprehensive loss	$(4,865,783)	$(7,571,636)	$(9,881,320)	$(14,056,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,878,712)	$(13,979,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	158,154	144,503
Stock-based compensation	1,061,328	823,764
Amortization of discount on convertible notes payable	—	2,880,032
Non-cash interest accrued on convertible notes payable	—	1,097,870
Common stock issuable for services	147,333	—
Changes in operating assets and liabilities:
Accounts receivable	(501,184)	9,237
Inventories	(1,083,020)	(1,694,066)
Prepaid expenses and other assets	(185,848)	(266,042)
Accounts payable	(182,727)	386,372
Accrued expenses	504,475	115,373
Accrued compensation expenses	270,879	(100,210)
Accrued clinical trial expenses	21,087	—
Deferred revenue	305,173	304,515
Deferred grant revenue	(529,602)	—
Net cash used in operating activities	(9,892,664)	(10,278,480)

Cash flows from investing activities:
Purchases of property and equipment	(291,726)	(281,033)
Proceeds from money market funds	7,819,762	5,532,109
Net cash provided by investing activities	7,528,036	5,251,076

Cash flows from financing activities:
Proceeds from sale of common stock	—	7,578,977
Proceeds from exercise of options and warrants	2,278,948	408,831
Payment of employment taxes related to stock option exercises	(123,684)	—
Net cash provided by financing activities	2,155,264	7,987,808

Effect of exchange rate changes on cash	(2,608)	(76,240)

Cash:
Net (decrease) increase	(211,972)	2,884,164
Balance at beginning of period	619,411	62,565
Balance at end of period	$407,439	$2,946,729

Non-cash financing and investing activities:
Fair value of common stock issued as finder’s fee in connection with private placement of common stock	$—	$376,446

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Six Months Ended June 30, 2015 and 2014

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

Since its inception, the Company has generated limited revenues from the sale of products and has financed its operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and grants primarily from government agencies. The Company’s initial public offering (“IPO”) in November 2014 has provided it with sufficient financial resources to fund its operations for a period in excess of the next twelve months through June 2016.

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

3.  Concentration of Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. The Company maintains cash and money market funds with financial institutions that management deems reputable, and at times, cash balances may be in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits. The Company extends differing levels of credit to customers, and typically does not require collateral.

The Company also maintains a cash balance at a bank in Switzerland, which is insured up to an amount specified by the deposit insurance agency of Switzerland.

Customer Concentration

During the three and six months ended June 30, 2015 and 2014 (unaudited), the following customers comprised more than 10% of revenues:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Customer 1	16%	0%	12%	0%
Customer 2	14%	0%	8%	36%
Customer 3	14%	0%	18%	0%
Customer 4	10%	0%	7%	0%
Customer 5	1%	24%	0%	12%
Customer 6	0%	32%	0%	16%
Customer 7	0%	31%	3%	15%
Customer 8	0%	18%	0%	9%
Customer 9	0%	10%	0%	5%

As of June 30, 2015 and December 31, 2014, the following customers comprised more than 10% of accounts receivable:

	June 30,	December31,
	2015	2014
	(unaudited)
Customer 1	39%	32%
Customer 2	13%	0%
Customer 3	12%	0%
Customer 4	0%	20%
Customer 5	2%	13%
Customer 6	0%	13%

Geographic Concentration

During the three and six months ended June 30, 2015 and 2014 (unaudited), regional revenue, based on customer location, consisted of the following:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

United States	54%	25%	40%	48%
Italy	17%	0%	25%	0%
France	15%	0%	21%	0%
Germany	3%	10%	5%	20%
Spain	2%	32%	1%	16%
Canada	0%	31%	3%	15%

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

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2015 (unaudited) and December 31, 2014 include assets amounting to $3,879,000 and $2,091,000, respectively, relating to operations of the Company in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at June 30, 2015 and December 31, 2014.

	Total	Level 1	Level 2	Level 3

June 30, 2015 (unaudited):
Money market funds	$26,179,801	$26,179,801	$—	$—

December 31, 2014:
Money market funds	$33,999,563	$33,999,563	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at:

	June 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$522,110	$610,434
Work in process	3,383,573	4,729,235
Finished goods	3,020,786	1,748,966

	6,926,469	7,088,635

Allowance for excess and obsolescence	(121,458)	(1,366,644)
Inventories, net	$6,805,011	$5,721,991

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at:

	June 30,	December 31,
	2015	2014
	(unaudited)
Laboratory equipment	$3,219,008	$3,285,842
Computer hardware and software	1,891,109	1,700,612
Leasehold improvements	391,957	362,408
Furniture, fixtures and equipment	135,404	135,303

	5,637,478	5,484,165
Accumulated depreciation and amortization	(4,499,260)	(4,479,519)

Property and equipment, net	$1,138,218	$1,004,646

6. Long Term Investor Right

Investors who purchased shares in the Company’s IPO, and who complied with certain terms and conditions, such as holding their IPO shares in their name during the twenty-four month period following the closing of the IPO, are entitled under certain conditions to receive up to one additional share for each share they purchased in the IPO. For a more complete discussion of the Long Term Investor Right, see Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

As of June 30, 2015, the Company identified investors who had perfected and maintained Long Term Investor Rights in 1,435,600 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on NASDAQ during any consecutive 90 day period ended on or before June 30, 2015 was $13.37. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, would be entitled to 0.3458 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate maximum of 496,548 shares that are potentially issuable by the Company pursuant to the Long Term Investor Right at such date. The actual number of common shares issuable pursuant to the Long Term Investor Right is dependent on the future stock price of the Company over the two year period subsequent to the November 24, 2014 closing date of the IPO, and could be as high as 496,548 shares and as low as zero shares.

The Long Term Investor Right is an equity instrument that is being accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Long Term Investor Right are treated as contingently issuable shares and are not being included in basic earnings per share until the actual number of shares can be calculated and the shares have been issued.

7. Equity Securities

Common Stock Issuable

Beginning with services rendered in 2014, and with the first payment in June 2015, non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. In June 2015, the Company issued 23,136 shares to Directors for services rendered through May 2015. As of June 30, 2015, the Company accrued $28,583 for these services, which equates to 2,100 shares based on the $13.61 closing price for Company’s common stock on that date. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At June 30, 2015 and 2014 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive.

	June 30, 2015	June 30, 2014

Long Term Investor Rights	496,548	–
Underwriter’s warrants	805,000	–
Convertible notes payable	–	6,468,226
Warrants associated with convertible debt	1,042,651	1,180,766
Common stock options	3,073,476	2,287,603
Employee stock purchase plan	26,000	–
Total	5,443,675	9,936,595

8. Warrants

A summary of warrant activity for the six months ended June 30, 2015 (unaudited) is presented below.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2014	1,983,707	$7.54	3.75
Granted	—
Exercised	(136,056)	$5.00
Forfeited or expired	—

Warrants outstanding at June 30, 2015	1,847,651	$7.72	3.31

Warrants exercisable at June 30, 2015	1,847,651	$7.72	3.31

The intrinsic value of warrants outstanding at June 30, 2015 was approximately $10.9 million. During the six months ended June 30, 2015, warrants representing 136,056 shares of common stock were exercised for proceeds of $0.7 million.

9. Stock-Based Compensation

Under the 2003 Plan, as restated in June 2011, and amended in 2015, the Company is authorized to issue stock options covering up to 6,000,000 common shares.

A summary of stock option activity for the six months ended June 30, 2015 (unaudited) is presented below.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2014	3,251,627	$6.07	5.60
Granted	517,848	$12.69
Exercised	(508,864)	$4.82
Forfeited or expired	(187,135)	$6.89

Options outstanding at June 30, 2015	3,073,476	$7.35

Options exercisable at June 30, 2015	1,397,293	$4.93	3.50

The estimated aggregate intrinsic value of stock options exercisable at June 30, 2015 was approximately $12.1 million. As of June 30, 2015, there was $7.8 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.48 years.

On January 1, 2015, the Company’s Chief Executive Officer exercised stock options expiring on that date on a cashless basis to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on the closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer tendered 27,344 shares of common stock that he owned to satisfy the aggregate exercise price and surrendered 12,055 shares of common stock to satisfy the related $123,684 of income and payroll tax withholding amounts related to the transaction.

On June 2, 2015 and June 3, 2015 the Company’s Chief Executive Officer exercised stock options on a cashless basis to purchase 150,000 shares of common stock at an exercise price of $4.75 per share. Related to these exercises, the Chief Executive Officer tendered 50,753 shares of common stock that he owned to satisfy the aggregate exercise price.

During the six months ended June 30, 2015, the Company granted stock options to purchase 517,848 shares of common stock to certain employees and contractors. The options are exercisable for a period of ten years from the date of grant at $12.46 to $13.90 per share, which was the fair value of the Company’s common stock on such dates. The options vest over a period of either four or five years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $3,356,325 ($6.48 average per share). On a weighted average basis, assumptions used in the model were an expected term of 6.38 years, volatility of 50.4%, a risk-free interest rate of 2.2% and an expected dividend rate of 0%.

On May 15, 2015 shareholders approved (1) an increase of 2,000,000 shares in the number of shares available for option awards under the 2011 Equity Incentive Plan, and (2) an Employee Stock Purchase Plan, with an initial 250,000 shares with annual increases of shares available equal to the lesser of (i) 1% of outstanding shares or (ii) 100,000 shares.

The Company initiated an employee stock purchase plan in June, 2015 for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At June 30, 2015, 250,000 shares were reserved for future issuance.

On June 19, 2015 the Company entered into an at will employment agreement with Will McGuire to become the Company’s President and Chief Executive Officer. The Company has agreed to pay Mr. McGuire an annual salary of $390,000 and he will also be entitled to receive performance bonuses which will be based on performance standards and goals established by the Company’s Board of Directors. Upon termination without cause, Mr. McGuire will be entitled to receive severance consisting of his salary for a period of 12 months following such termination and his pro-rated target bonus through the balance of the calendar year in which such termination occurs. As part of the agreement, the Company agreed to grant Mr. McGuire, effective on his official start date as an employee, options to purchase 420,000 shares of the Company’s common stock and 190,000 Restricted Stock Units (RSUs). The options will be priced at the closing price of the Company’s stock on Nasdaq at the close of trading on the business day prior to his official start date which is expected to be no later than August 18, 2015. The options and RSUs will vest over four years, with twenty-five percent vesting on the first anniversary of the grant date, and the remainder vesting thereafter in twelve equal installments of six and one quarter percent on the quarterly anniversaries of the grant date.

The total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (unaudited) is as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cost of sales	$62,186	$37,280	$161,622	$62,336
Research and development	38,413	23,300	117,961	137,634
Clinical and regulatory	51,569	20,193	121,174	33,765
Selling and marketing	96,028	24,854	185,520	41,558
General and administrative	315,953	122,326	475,051	548,471
Total	$564,149	$227,953	$1,061,328	$823,764

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited 2014 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2015. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 17, 2015.

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

Our major corporate, clinical and regulatory milestones include:

•	In 1998, we were founded.
•	In 2002, we commenced clinical trials for our prototype product, the Argus I retinal prosthesis.
•	In 2006, we commenced clinical trials for the Argus II System, which later became our first commercial product.
•	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.
•	In 2013, we received marketing approval in the United States (FDA) for the Argus II System.
•	In 2014, we completed our initial public offering and began trading on NASDAQ under the symbol “EYES.”
•	In 2015, we commenced clinical trials for an expanded indication for the Argus II System in individuals with dry AMD.

We began selling the Argus II System in Europe at the end of 2011, in Saudi Arabia in 2012, in the United States, Spain and Canada in 2014, and in Turkey in 2015. To date, most of our implant sales have been made by our direct sales force, but we plan to expand the volume of business done through third-party channels as we add more partners and distributors to enhance our coverage of existing and future markets. We have entered into distribution agreements, that cover the countries of Spain, Turkey and Saudi Arabia, and we are at various stages of negotiations with a number of other distributors for countries in Europe and the Middle East. In the second quarter of 2015, our distributors in Spain and Turkey each accounted for their first implants.

We have achieved certain insurance reimbursement milestones in the United States (Medicare Transitional Pass Through Payment, New Technology Add-on Payment, and coverage by a number of insurers/payers), but reimbursement hurdles remain as not every payer is covering this technology. Currently, two Medicare Administrative Contractors (“MACs”), covering Ohio, Kentucky, North and South Carolina, West Virginia and parts of Virginia, have agreed to cover the Argus II System for FDA approved indications. We are in discussions with additional MACs that cover the rest of the United States regarding coverage for the Argus II System.

In Europe, we have achieved national reimbursement in Germany and France, and have regional reimbursement in parts of Italy. Additional reimbursement is being sought in a number of other countries. Obtaining reimbursement from governmental or private insurance companies is critical to our future commercial success. Due to the cost of the Argus II System, our sales will be limited without the availability of third party reimbursement.

Plan of Operation

We currently market and sell our products in the United States, Canada, Europe, Turkey and Saudi Arabia. Over the next two years, we intend to use approximately $2.0 to $4.0 million of the proceeds from our IPO to expand our sales and marketing organizations in these existing markets to increase sales coverage, market penetration and revenue in these markets. We intend to introduce the Argus II System in additional countries through our direct sales force or by working with distributors.

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

Currently, our Argus II System is approved for persons suffering from RP. We believe we may be able to expand the market for the Argus II System beyond RP to patients with severe to profound vision loss due to age-related macular degeneration or AMD. We intend to use approximately $2.0 million of the proceeds from our IPO to conduct a pilot study, of about five patients to evaluate the safety and benefit of the Argus II System for use in persons suffering from AMD. Recruitment for this study began in December 2014 and we began implanting in this study in the first half of 2015. If results from this study are promising, we anticipate beginning a larger scale efficacy trial in 2016 that could lead to FDA marketing approval for the Argus II system for AMD patients in 2019. In Europe, our CE Mark approval for the Argus II was written broadly enough to include AMD. Accordingly, we anticipate that we will be able to begin marketing the product sooner in Europe than in the United States, once efficacy for use in AMD patients has been established. We estimate that the cost to complete this additional trial would be approximately $4.5 million. If the Argus II System is successfully developed and approved for sale to treat AMD, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will significantly exceed our existing RP markets for the Argus II System.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the six months ended June 30, 2015.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II System, and related clinical programming systems and surgical supplies. We began selling our products in Europe in 2011, Saudi Arabia in 2012, the United States and Canada in 2014, and Turkey in 2015. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II System at our Sylmar, California facility. Historically, our cost of sales was greater than our revenues, which resulted in gross losses. However, beginning in the second half of fiscal 2014, due to higher revenues and increased manufacturing output and efficiencies, we began generating positive gross margins. Our product involves new and technologically complex materials and processes. As we move from making small quantities of our product for clinical trials to larger quantities for commercial distribution, we are developing new manufacturing techniques and processes that we expect will allow us to scale production. We are currently experiencing low yields on our manufacturing process, but we expect that over the next few years we will be able to refine our processes and improve our manufacturing yields. Accordingly, as we scale our production over the next few years, we expect that our cost per unit will decrease and we will continue to generate positive gross profit and increasing gross margins.

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

Interest expense on convertible promissory notes. Interest expense was a non-cash expense associated with the Company’s convertible promissory notes issued during fiscal 2013 and 2012. Simple interest was accrued at 7.5% per annum based on the face value of the convertible promissory notes outstanding during the relevant reporting period. The accrued interest was added to the amount of outstanding debt, but did not earn additional interest. The terms of the convertible promissory notes provided for automatic conversion of principal and accrued interest into equity on our IPO, at $5.00 per share. Accordingly, subsequent to our IPO in the fourth quarter of 2014, the Company no longer incurred interest expense on the convertible promissory notes.

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

Comparison of the Three Months Ended June 30, 2015 and 2014

Net Sales. Our net sales increased from $611,477 in the three months ended June 30, 2014 to $2,661,099 in the three months ended June 30, 2015, an increase of $2,049,622, or 335%. This increase in net sales was due to a higher number of implants performed in the second quarter of 2015 and the recognition of certain previously deferred revenue.

In the second quarter of 2015, twenty Argus II Systems were implanted compared to three in the same period of the prior year. Of these, there were thirteen implants in Europe and the Middle East (“EMEA”) in the second quarter of the current year compared to one implant in the same period of the prior year. The increase in implants in EMEA in the current year is primarily attributable to reimbursement programs in France and Italy, which combined accounted for nine implants in the second quarter of the current year compared to none during the same period of the prior year. In the United States and Canada (collectively “North America”), there were seven implants in the second quarter of 2015 compared to two implants in the same period of the prior year.

For the quarter ended June 30, 2015, average revenue recognized per implant was approximately $133,000 as compared to $204,000 in the same period of the prior year. The amount of revenue recognized per implant in a period depends on several factors, including average selling prices, exchange rates, the mix of implants between EMEA and North America, payment and reimbursement terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. In the second quarter of 2014, we had a small population of three implants that were sold at higher than average prices. Additionally, the three implants included clinical start-up kits and surgical supplies, which are sold with the first implant at a site. In the second quarter of 2015, we recognized approximately $360,000 more of previously deferred revenue than we deferred from the current quarter as a result of reimbursement uncertainties. In the second quarter of 2014, there was no impact from revenue deferrals. In the long term, we expect that our revenue per implant will range from $110,000 to $125,000, depending on exchange rates and the implant mix between EMEA and North America, where the average selling prices tend to be higher. In the United States the amount of sales revenue recognized per unit has been limited due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales increased from $993,054 in the three months ended June 30, 2014 to $1,569,386 in the same period of 2015, an increase of $576,332, or 58%. This increase in cost of goods sold is due to a higher number of units shipped offset by a lower cost per unit and a lower level of inventory write-offs in the current period. This decrease in cost per unit sold is primarily due to increasing our production volume and yields in the second quarter of 2015 relative to 2014. As we manufacture more products, our manufacturing overhead is spread over more units and our cost per unit produced decreases. Also, as our yields improve and we accept more units into inventory, the amount of scrapped product that is written off to cost of sales decreases. We will continue to invest in improving our manufacturing processes, and we expect manufacturing yields will improve and cost of sales will decrease relative to our revenues over the next few years, although we expect significant fluctuations on a quarter to quarter basis in our cost of sales and gross margins.

Research and development expense. Research and development expense decreased in the three months ended June 30, 2015 compared to the same period of 2014, by $371,425, or 30% from $1,220,189 in 2014 to $848,764 in 2015. In the second quarter of 2015, we utilized $512,093 of grant funding to offset labor, consulting and overhead costs incurred. To date, we have recognized $529,602 out of a total $4,075,000 related to a grant from The Johns Hopkins University Applied Physics Laboratory. Excluding the benefit of grant funds recognized in the second quarter of 2015, research and development expense increased by $140,668, or 12% compared to the prior year second quarter, primarily due to higher spending for consultants related to the development of next generation products. We expect research and development costs to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future cortical implant product, however, the amount of expense recognized may vary depending on the amount of grant funding utilized in future periods.

Clinical and regulatory expense. Clinical and regulatory expense increased from $712,473 in the three months ended June 30, 2014 to $892,348 in the same period of 2015, an increase of $179,875, or 25%. This increase is primarily attributable to a higher level of clinical and regulatory activity reflecting increased enrollment in post-market studies being conducted in the US and Europe as well as initial expenditures for our AMD trial. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased from $1,828,586 in the three months ended June 30, 2014 to $2,297,989 in the same period of 2015, an increase of $469,403, or 26%. This increase in costs is primarily attributable to higher salary and benefit expenses as we ramped up our commercialization efforts in the United States and Europe. While we expect selling and marketing costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased from $1,420,051 in the three months ended June 30, 2014 to $2,000,105 in the same period of 2015, an increase of $580,054, or 41%. This increase is primarily attributable to higher costs for salaries, benefits, stock-based compensation and other costs associated with being a public company, including increased expenditures on audit and legal fees, insurance and investor relations. We expect general and administrative costs to increase in the future as we grow the administrative structure to support the growth of the Company.

Interest expense on the convertible promissory notes. Interest expense on the convertible promissory notes decreased from $551,970 in the three months ended June 30, 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer incurred interest expense on the convertible promissory notes.

Amortization of issuance discount on convertible promissory notes. Amortization of issuance discount on convertible promissory notes decreased from $1,440,015 in the three months ended June 30, 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer expensed the amortization of issuance costs related to the convertible promissory notes.

Comparison of the Six Months Ended June 30, 2015 and 2014

Net Sales. Our net sales increased from $1,268,203 for the six months ended June 30, 2014 to $4,361,181 for the six months ended June 30, 2015, an increase of $3,092,978 or 244%. This increase in net sales was due to a higher number of implants performed in 2015, but at a lower average amount of recognized revenue per implant than in the same period of the prior year.

There were thirty-nine Argus II Systems implanted in the first six months of 2015 compared to nine in the first six months of 2014. Of these, twenty-five implants were in EMEA in the first six months of 2015 compared to three in the first six months of 2014. The increase in EMEA is primarily attributable to the reimbursement programs in France and Italy, which combined accounted for nineteen implants in the first six months of 2015, whereas there were no implants in France or Italy in the first six months of 2014. In North America, there were fourteen implants in the first six months of 2015 compared to six implants in the same period of the prior year.

For the six months ended June 30, 2015, average revenue recognized per implant was approximately $112,000 as compared to approximately $141,000 in the same period of the prior year. The amount of revenue recognized per implant in a period depends on several factors, including average selling prices, exchange rates, the mix of implants between EMEA and North America, payment and reimbursement terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. In the first six months of 2015, we deferred a net of approximately $320,000 of revenue to future quarters due to reimbursement uncertainties. Longer term, we expect that our revenue per implant will range from $110,000 to $125,000, depending on exchange rates and the implant mix between EMEA and North America, where the average selling prices tend to be higher. In the United States the amount of sales revenue recognized per unit has been limited due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales increased from $1,720,487 in the first six months of 2014 to $2,865,139 in the first six months of 2015, an increase of $1,144,652 or 67%. This increase in cost of goods sold is due to a higher number of units shipped offset by a lower cost per unit and a lower level of inventory write-offs in the current period. This decrease in cost per unit sold is primarily due to increasing our production volume and yields in the first six months of 2015 relative to 2014. As we manufacture more products, our manufacturing overhead is spread over more units and our cost per unit produced decreases. Also, as our yields improve and we accept more units into inventory, the amount of scrapped product that is written off to cost of sales decreases. We will continue to invest in improving our manufacturing processes, and we expect manufacturing yields will improve and cost of sales will decrease relative to our revenues over the next few years, although we expect significant fluctuations on a quarter to quarter basis in our cost of sales and gross margins.

Research and development expense. Research and development expense decreased in the first six months of 2015 compared to the same period of 2014, decreasing $363,054, or 16% from $2,259,675 in 2014 to $1,896,621 in 2015. In the first six months of 2015, we utilized $529,602 of grant funds to offset labor, consulting and overhead costs incurred. Excluding this grant offset, there was an increase in research and development costs of $166,548 as we continued to pursue further enhancements of our existing product and develop technology for our potential future cortical implant product. The amount of expense recognized in future periods will vary depending on the amount of grant funding utilized in future periods.

Clinical and regulatory expense. Clinical and regulatory expense increased from $1,307,135 in the first six months of 2014 to $1,558,820 in the same period of 2015, an increase of $251,685, or 19%. This increase is primarily attributable to a higher level of clinical and regulatory activity reflecting increased enrollment in post-market studies being conducted in the US and Europe as well as initial expenditures for our AMD trial. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased from $3,083,089 in the first six months of 2014 to $4,292,951 in the same period of 2015, an increase of $1,209,862, or 39%. This increase in costs is attributable to an increase in personnel, as well as higher costs for marketing and customer awareness programs, as we began selling our product in the United States, Canada, Spain and Turkey. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased from $2,917,178 in the first six months of 2014 to $3,655,921 in the same period of 2015, an increase of $738,743, or 25%. This increase is primarily attributable to higher costs for salaries, benefits and outside services in the current year, partially offset by lower stock-based compensation charges. The increase in outside services reflects the higher cost of being a public company, and included increased expenditures on audit and legal fees, insurance and investor relations. We expect general and administrative costs to increase in the future as we grow the administrative structure to support the growth of the Company.

Interest expense on the convertible promissory notes. Interest expense on the convertible promissory notes decreased from $1,097,870 in the first six months of 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer incurred interest expense on the convertible promissory notes.

Amortization of issuance discount on convertible promissory notes. Amortization of issuance discount on convertible promissory notes decreased from $2,880,032 in the first six months of 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer expensed the amortization of issuance costs related to the convertible promissory notes.

Liquidity and Capital Resources

Cash and money market funds decreased by $8,031,734, or 23%, from $34,618,974 at December 31, 2014 to $26,587,240 at June 30, 2015. Working capital was $26,905,133 at June 30, 2015, as compared to $33,524,991 at December 31, 2014, a decrease of $6,619,858, or 20%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the six months ended June 30, 2015, we used $9,892,664 of cash in operating activities, consisting primarily of a net loss of $9,878,712, offset by non-cash charges of $1,366,815 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable and increased by a net change in operating assets and liabilities of $1,380,767. This compares to the six months ended June 30, 2014, in which we used $10,278,480 of cash in operating activities, consisting primarily of a net loss of $13,979,828, offset by non-cash charges of $4,946,169 for depreciation and amortization of property and equipment, stock-based compensation, amortization of discount on convertible notes payable, and non-cash interest accrued on convertible notes payable, and increased by a net change in operating assets and liabilities of $1,244,821.

Cash Flows from Investing Activities

Investing activities during the six months ended June 30, 2015 provided $7,528,036 of cash, reflecting $7,819,762 provided by the sale of money market investments offset by $291,726 for the purchase of equipment. This compares to the six months ended June 30, 2014, when investing activities provided $5,251,076, reflecting $5,532,109 in proceeds from the sales of money market investments, offset by $281,033 for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $2,155,264 of cash during the six months ended June 30, 2015, including $2,278,948 from the exercise of stock options and warrants offset by $123,684 of cash used to satisfy the related income and payroll tax withholding amounts for our chief executive officer related to option exercises. Financing activities provided $7,987,808 of cash during the six months ended June 30, 2014, reflecting the issuance of $7,578,977 of common stock at $7.00 per share to new investors and $408,831 from stock option exercises.

Since our inception, we have generated limited revenues from the sale of products and have financed our operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and grants from government agencies and other institutions.  Our initial public offering (“IPO”) has provided us with sufficient financial resources to fund our operations for a period in excess of the next twelve months. Although our objective is to increase revenues from product sales within the next two years, as well as to reduce the related cost of sales, in an amount sufficient to reach operating and cash flow breakeven levels, there can be no assurances that we will be successful in this regard. We currently anticipate that we will need to raise additional debt and/or equity capital in the next 12 to 18 months. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2015, our cash equivalents consisted solely of money market funds.

Exchange Rate Sensitivity

In the first six months of 2015, approximately 40% of our revenue was denominated in U.S. dollars, 57% in Euros, and 3% in Canadian dollars. In the same time period, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2015.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2014, we sold 4,025,000 shares of common stock in our IPO, including 525,000 shares sold upon exercise of the underwriter's over-allotment option pursuant to a registration statement (File No. 333-198073) that we initially filed with the Securities and Exchange Commission in August 2014. Our net proceeds totaled approximately $34.2 million, after offering costs of approximately $5.0 million, including approximately $2.9 million in fair value of warrants and shares of common stock issued in connection with the underwriting and other services rendered for the IPO. In addition to funding our ongoing business operations, we expect to invest the proceeds of the IPO in our business to expand sales and marketing efforts, enhance our current Argus II product, gain regulatory approvals for additional indications, and continue research and development into next generation technology. Through June 30, 2015, approximately $11.2 million of net proceeds from the offering were used to fund ongoing business operations. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

During the six months ended 30, 2015, the Company issued 136,056 shares of common stock in connection with the exercise of warrants for cash with a per share exercise price of $5.00. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the shares of common stock inasmuch as the warrant holders were accredited investors and there was no form of general solicitation or general advertising relating to the offer.

On January 1, 2015, the Company’s Chief Executive officer exercised options expiring on that date to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on a closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer paid the aggregate exercise price by tendering 27,344 shares of common stock that he owned. To satisfy the $123,684 of income and payroll tax withholding amounts related to the transaction he surrendered 12,055 shares of common stock.

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

Name	Title	Date

/s/ Robert J. Greenberg	Chief Executive Officer and Director	August 5, 2015
Robert J. Greenberg	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	August 5, 2015
Thomas B. Miller	(Principal Financial and Accounting Officer)

