Form 10-Q
period 2015-09-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2015-11-16
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, the issuer had 35,851,400 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$268,658	$619,411
Money market funds	21,400,465	33,999,563
Accounts receivable	1,307,903	707,648
Inventories, net	8,137,965	5,721,991
Prepaid expenses and other current assets	751,389	927,575

Total current assets	31,866,380	41,976,188

Property and equipment, net	1,350,916	1,004,646
Deposits and other assets	70,193	88,610

Total assets	$33,287,489	$43,069,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544,445	$513,106
Accrued expenses	1,881,597	1,412,383
Accrued compensation expense	2,249,917	1,361,894
Accrued clinical trial expense	556,833	488,910
Deferred revenue	783,453	599,904
Deferred grant revenue	2,767,141	4,075,000

Total current liabilities	8,783,386	8,451,197

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000,000 shares authorized; shares issued and outstanding: 35,851,400 and 35,241,428 at September 30, 2015 and December 31, 2014, respectively	165,641,563	163,171,005
Common stock to be issued	114,333	166,250
Additional paid-in capital	26,507,980	24,590,368
Notes receivable to finance stock option exercises	(5,007)	(171,436)
Accumulated other comprehensive loss	(546,136)	(473,972)
Accumulated deficit	(167,208,630)	(152,663,968)

Total stockholders’ equity	24,504,103	34,618,247

Total liabilities and stockholders’ equity	$33,287,489	$43,069,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$2,226,800	$609,429	$6,587,981	$1,877,632
Cost of sales	757,101	416,632	3,622,240	2,137,119
Gross profit (loss)	1,469,699	192,797	2,965,741	(259,487)

Operating expenses:
Research and development, net of grants	592,820	1,419,992	2,489,441	3,679,667
Clinical and regulatory	984,193	630,427	2,543,013	1,937,562
Selling and marketing	2,132,111	1,607,106	6,425,062	4,690,195
General and administrative	2,422,964	2,184,326	6,078,885	5,101,504
Total operating expenses	6,132,088	5,841,851	17,536,401	15,408,928

Loss from operations	(4,662,389)	(5,649,054)	(14,570,660)	(15,668,415)
Interest income	84	2,808	1,232	8,417
Other income (expense), net	(3,645)	(6)	24,766	11,820
Interest expense on convertible promissory notes	—	(558,033)	—	(1,655,903)
Amortization of discount on convertible promissory notes	—	(1,440,016)	—	(4,320,048)

Net loss	$(4,665,950)	$(7,644,301)	$(14,544,662)	$(21,624,129)

Net loss per common share – basic and diluted	$(0.13)	$(0.31)	$(0.41)	$(0.91)

Weighted average common shares outstanding – basic and diluted	35,835,578	24,503,399	35,555,110	23,647,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(4,665,950)	$(7,644,301)	$(14,544,662)	$(21,624,129)

Other comprehensive loss:
Foreign currency translation adjustments	(69,556)	(61,117)	(72,164)	(137,357)
Comprehensive loss	$(4,735,506)	$(7,705,418)	$(14,616,826)	$(21,761,486)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,544,662)	$(21,624,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	231,477	209,290
Stock-based compensation	1,917,612	1,115,981
Stock grant in connection with services by a director	—	175,000
Forgiveness of notes receivable related to stock option exercise	—	422,643
Amortization of discount on convertible notes payable	—	4,320,048
Non-cash interest accrued on convertible notes payable	—	1,655,903
Common stock issuable for services	233,083	95,000
Changes in operating assets and liabilities:
Accounts receivable	(600,255)	(277,616)
Inventories	(2,415,974)	(2,852,315)
Prepaid expenses and other assets	194,603	(451,931)
Accounts payable	31,339	118,021
Accrued expenses	469,214	502,008
Accrued compensation expenses	888,023	57,146
Accrued clinical trial expenses	67,923	—
Deferred revenue	183,549	537,930
Deferred grant revenue	(1,307,859)	—
Net cash used in operating activities	(14,651,927)	(15,997,021)

Cash flows from investing activities:
Purchases of property and equipment	(577,747)	(442,323)
Proceeds from money market funds	12,599,098	7,914,273
Net cash provided by investing activities	12,021,351	7,471,950

Cash flows from financing activities:
Proceeds from sale of common stock	—	9,098,971
Proceeds from exercise of options and warrants	2,475,671	478,295
Payment of employment taxes related to stock option exercises	(123,684)	—
Net cash provided by financing activities	2,351,987	9,577,266

Effect of exchange rate changes on cash	(72,164)	(137,357)

Cash:
Net (decrease) increase	(350,753)	914,838
Balance at beginning of period	619,411	62,565
Balance at end of period	$268,658	$977,403

Non-cash financing and investing activities:
Common stock issued as finder’s fee in connection with private placement of common stock	$—	$450,688
Common stock issued for professional services rendered in connection with the Company’s prospectus and S-1 filing	$—	$75,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months and Nine Months Ended September 30, 2015 and 2014

1.  Organization and Business Operations

Organization and Business Operations

Second Sight Medical Products, Inc. (“Second Sight” or the “Company”), was founded in 1998 and is incorporated in the State of California. Second Sight develops, manufactures and markets implantable prosthetic devices that can restore some functional vision to patients blinded by outer retinal degenerations, such as Retinitis Pigmentosa.

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

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has experienced recurring operating losses and negative operating cash flows since inception and expects to incur continuing operating losses and negative operating cash flows through 2016 and likely thereafter.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and research grants primarily from government agencies. The Company’s initial public offering (“IPO”) in November 2014 has provided it with sufficient financial resources to fund its operations into the fourth quarter of 2016.  In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital during the next several months. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3.  Concentration of Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. The Company maintains cash and money market funds with financial institutions that management deems reputable, and at times, cash balances may be in excess of Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits. The Company also maintains a cash balance at a bank in Switzerland, which is insured up to an amount specified by the deposit insurance agency of Switzerland. The Company has not experienced any losses with respect to its cash and money market funds to date.

The Company extends differing levels of credit to customers, and typically does not require collateral.

Customer Concentration

During the three and nine months ended September 30, 2015 and 2014 (unaudited), the following customers comprised more than 10% of revenues:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Customer 1	13%	17%	10%	30%
Customer 2	13%	0%	8%	0%
Customer 3	12%	0%	15%	0%
Customer 4	6%	25%	2%	8%
Customer 5	0%	24%	0%	18%
Customer 6	0%	18%	1%	6%
Customer 7	0%	16%	0%	8%
Customer 8	0%	0%	0%	11%

As of September 30, 2015 and December 31, 2014, the following customers comprised more than 10% of accounts receivable:

	September 30,	December 31,
	2015	2014
	(unaudited)
Customer 1	23%	0%
Customer 2	20%	32%
Customer 3	15%	13%
Customer 4	12%	0%
Customer 5	0%	20%
Customer 6	0%	13%

Geographic Concentration

During the three and nine months ended September 30, 2015 and 2014 (unaudited), regional revenue, based on customer locations which comprised more than 10% of revenues, consisted of the following:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

United States	56%	43%	46%	47%
Canada	13%	25%	6%	18%
Italy	12%	0%	20%	0%
France	11%	0%	18%	0%
Germany	4%	31%	5%	23%
Spain	0%	1%	1%	11%

Sources of Supply

Several of the components, materials and services used in the Company’s current Argus II product are available from only one supplier, and substitutes for these items cannot be obtained easily or would require substantial design or manufacturing modifications. Any significant problem experienced by one of the Company’s sole source suppliers could result in a delay or interruption in the supply of components to the Company until that supplier cures the problem or an alternative source of the component is located and qualified. Even where the Company could qualify alternative suppliers, the substitution of suppliers may be at a higher cost and could cause time delays that impede the commercial production of the Argus II, reduce gross profit margins and impact the Company’s abilities to deliver its products as may be timely required to meet demand.

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2015 (unaudited) and December 31, 2014 include assets amounting to $3,717,000 and $2,091,000, respectively, relating to operations of the Company in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at September 30, 2015 and December 31, 2014.

	Total	Level 1	Level 2	Level 3

September 30, 2015 (unaudited):
Money market funds	$21,400,465	$21,400,465	$—	$—

December 31, 2014:
Money market funds	$33,999,563	$33,999,563	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Raw materials	$539,631	$610,434
Work in process	4,241,822	4,729,235
Finished goods	3,696,952	1,748,966

	8,478,405	7,088,635

Allowance for excess and obsolescence	(340,440)	(1,366,644)
Inventories, net	$8,137,965	$5,721,991

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following:

	September 30,	December 31,
	2015	2014
	(unaudited)
Laboratory equipment	$3,414,871	$3,285,842
Computer hardware and software	1,891,823	1,700,612
Leasehold improvements	422,455	362,408
Furniture, fixtures and equipment	135,333	135,303

	5,864,482	5,484,165
Accumulated depreciation and amortization	(4,513,566)	(4,479,519)

Property and equipment, net	$1,350,916	$1,004,646

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

As of September 30, 2015, the Company identified investors who had perfected and maintained Long Term Investor Rights in an aggregate of 1,423,161 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on NASDAQ during any consecutive 90 day period ended on or before September 30, 2015 was $13.96. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, would be entitled to 0.2894 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate maximum of 411,914 shares that are potentially issuable by the Company pursuant to the Long Term Investor Right at such date. The actual number of common shares issuable pursuant to the Long Term Investor Right is dependent on the future stock price of the Company over the two year period subsequent to the November 24, 2014 closing date of the IPO, and could be as high as 411,914 shares and as low as zero shares.

The Long Term Investor Right is an equity instrument that is being accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Long Term Investor Right are treated as contingently issuable shares and are not included in basic earnings per share until the actual number of shares can be calculated and the shares have been issued.

7. Equity Securities

Common Stock Issuable

Non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. In June 2015, the Company issued 23,136 shares to Directors for services rendered through May 2015. As of September 30, 2015, the Company accrued $114,333 for these services, which equates to 12,757 shares based on the $8.96 average closing prices for the immediately preceding twenty trading days. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At September 30, 2015 and 2014 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive.

	September 30, 2015	September 30, 2014

Long Term Investor Rights	411,914	—
Underwriter’s warrants	802,000	—
Convertible notes payable	—	6,579,832
Warrants associated with convertible debt	1,038,403	1,180,766
Common stock options	3,504,695	3,252,144
Restricted stock units	190,000	—
Employee stock purchase plan	75,000	—
Total	6,022,012	11,012,742

8. Warrants

A summary of warrant activity for the nine months ended September 30, 2015 (unaudited) is presented below.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2014	1,983,707	$7.54	3.75
Granted	—
Exercised	(143,304)	$5.13
Forfeited or expired	—

Warrants outstanding at September 30, 2015	1,840,403	$7.72	3.06

Warrants exercisable at September 30, 2015	1,840,403	$7.72	3.06

The intrinsic value of warrants outstanding at September 30, 2015 was approximately $1.0 million based on the closing market price of the Company’s common stock on such date. During the nine months ended September 30, 2015, warrants representing 143,304 shares (including a cashless exercise of 3,000 warrants resulting in the issuance of 839 shares) of common stock were exercised for proceeds of $0.7 million.

9. Stock-Based Compensation

Under the 2003 Plan, as restated in June 2011, and amended in 2015, the Company is authorized to issue stock options covering up to 6,000,000 common shares.

A summary of stock option activity for the nine months ended September 30, 2015 (unaudited) is presented below.

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2014	3,251,627	$6.07	5.60
Granted	981,848	$12.41
Exercised	(535,845)	$4.85
Forfeited or expired	(192,935)	$6.94

Options outstanding at September 30, 2015	3,504,695	$7.99

Options exercisable at September 30, 2015	1,598,802	$5.42	4.05

The estimated aggregate intrinsic value of stock options exercisable at September 30, 2015 was approximately $1.4 million based on the closing market price of the Company’s common stock on such date. As of September 30, 2015, there was $12.2 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.40 years.

The following table summarizes Restricted Stock Unit (RSU) activity for the nine months ended September 30, 2015 (unaudited):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2014	—	$—
Awarded	190,000	12.43
Vested	—	—
Forfeited/canceled	—	—
Outstanding as of September 30, 2015	190,000	$12.43

The weighted average remaining contractual life and expense recognition period of the outstanding RSUs as of September 30, 2014 was 3.88 years.

On January 1, 2015, the Company’s current Chairman, who at that time was the Chief Executive Officer exercised stock options expiring on that date on a cashless basis to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on the closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer tendered 27,344 shares of common stock that he owned to satisfy the aggregate exercise price and surrendered 12,055 shares of common stock to satisfy the related $123,684 of income and payroll tax withholding amounts related to the transaction.

On June 2, 2015 and June 3, 2015 the Company’s current Chairman, who at that time was the Chief Executive Officer exercised stock options on a cashless basis to purchase 150,000 shares of common stock at an exercise price of $4.75 per share. Related to these exercises, the Chief Executive Officer tendered 50,753 shares of common stock that he owned to satisfy the aggregate exercise price.

During the nine months ended September 30, 2015, the Company granted stock options to purchase 981,848 shares of common stock to certain employees and contractors. The options are exercisable for a period of ten years from the date of grant at $9.01 to $13.90 per share, which was the fair value of the Company’s common stock on such dates. The options vest over a period of either four or five years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $6,126,285 ($6.24 average per share). On a weighted average basis, assumptions used in the model were an expected term of 6.38 years, volatility of 49.3%, a risk-free interest rate of 2.16% and an expected dividend rate of 0%.

On May 15, 2015 shareholders approved (1) an increase of 2,000,000 shares in the number of shares available for option awards under the 2011 Equity Incentive Plan, and (2) an Employee Stock Purchase Plan, with an initial 250,000 shares with annual increases of shares available equal to the lesser of (i) 1% of outstanding shares or (ii) 100,000 shares.

The Company adopted an employee stock purchase plan in June, 2015 for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At September 30, 2015, 250,000 shares were reserved for future issuance.

The total stock-based compensation recognized for stock-based awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (unaudited) is as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cost of sales	$103,303	$70,131	$264,925	$132,467
Research and development	98,810	43,833	216,772	181,467
Clinical and regulatory	84,217	37,988	205,391	71,753
Selling and marketing	126,640	46,755	312,159	88,313
General and administrative	443,314	93,510	918,365	641,981
Total	$856,284	$292,217	$1,917,612	$1,115,981

10.  Employment Agreement

On June 19, 2015 the Company entered into an at will employment agreement with Will McGuire to become the Company’s President and Chief Executive Officer. The Company has agreed to pay Mr. McGuire an annual salary of $390,000 and he will also be entitled to receive performance bonuses which will be based on performance standards and goals established by the Company’s Board of Directors. Upon termination without cause, Mr. McGuire will be entitled to receive severance consisting of his salary for a period of 12 months following such termination and his pro-rated target bonus through the balance of the calendar year in which such termination occurs. As part of the agreement, the Company agreed to grant Mr. McGuire, effective on his official start date as an employee, options to purchase 420,000 shares of the Company’s common stock, the fair value of which was determined to be $2,574,000, of which $78,000 was recognized during the three and nine months ended September 30, 2015 and 190,000 RSU the fair value of which was determined to be $2,362,000, of which $71,000 was recognized during the three and nine months ended September 30, 2015. The RSU were priced at $12.43 which was the closing price of the Company’s stock on Nasdaq on August 17, 2015. The options and RSU will vest over four years, with 25% vesting on the first anniversary of the grant date, and the remainder vesting thereafter in twelve equal installments of 6.25% on the quarterly anniversaries of the grant date.

11.  Litigation, Claims and Assessments

Thirteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company may be party to litigation arising in the ordinary course of business. It is management’s opinion that the outcome of such matters will not have a material effect on the Company’s financial statements.

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

Our first commercial product, the Argus II System, is a retinal prosthesis that can provide some functional vision to individuals blinded by retinitis pigmentosa (RP). The Argus II System is an implantable neurostimulation device that uses electrical stimulation of the retina to replace the function of the defunct photo-receptors in RP patients.

The system consists of eyewear with a built-in video camera, an external video processing unit (VPU), and the retinal prosthesis that is implanted in the patient’s eye. The miniature video camera in the eyewear captures images and sends them by wire to the external VPU. Software algorithms running on the VPU convert these images into digital instructions that are sent back to a transmitter in the glasses, which wirelessly communicates these instructions to a receiver in the implant. The digital instructions are then forwarded to an electrode array attached to the surface the patient’s retina. These electrodes emit small pulses of electricity that bypass damaged photoreceptors and stimulate the retina’s remaining cells, which transmit the visual information along the optic nerve to the brain. This process creates the perception of patterns of light which patients can learn to interpret as vision.

Our major corporate, clinical and regulatory milestones include:

•	In 1998, we were founded.

•	In 2002, we commenced clinical trials for our prototype product, the Argus I retinal prosthesis.

•	In 2006, we commenced clinical trials for the Argus II System, which later became our first commercial product.

•	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.

•	In 2013, we received marketing approval in the United States (FDA) for the Argus II System.

•	In 2014, we completed our initial public offering (“IPO”) and began trading on NASDAQ under the symbol “EYES.”

•	In 2015, we commenced clinical trials for an expanded indication for the Argus II System in individuals with dry AMD.

We began selling the Argus II System in Europe at the end of 2011, in Saudi Arabia in 2012, in the United States and Canada in 2014, and in Turkey in 2015. To date, most of our implant sales have been made by our direct sales force, but we plan to expand the volume of business done through third-party channels as we add more partners and distributors to enhance our coverage of existing and future markets. We have entered into distribution agreements, that cover the countries of Spain and Turkey, and we are at various stages of negotiations with a number of other distributors for countries in Europe and the Middle East. In the second quarter of 2015, our distributors in Spain and Turkey each accounted for their first implants. We will continue to expand our sales and marketing efforts in order to accelerate the commercial growth of the Argus II.

Insurance Reimbursement

We have achieved certain insurance reimbursement milestones in the United States (Medicare Transitional Pass Through Payment, New Technology Add-on Payment, and coverage by a number of insurers/payers), but reimbursement hurdles remain as not every payer is covering this technology. Currently, three Medicare Administrative Contractors (“MACs”), covering four MAC jurisdictions and all or parts of sixteen states, have agreed to cover the Argus II System when medically necessary for the FDA approved indications. The MACs now covering the Argus II include CGS Administrators, LLC (covering Ohio and Kentucky), Palmetto GBA (covering North and South Carolina, West Virginia and Virginia (excluding Part B for the counties of Arlington and Fairfax in Virginia and the City of Arlington in Virginia), National Government Services, Inc. (NGS), Jurisdiction 6 (covering Illinois, Minnesota and Wisconsin), and NGS, Jurisdiction K (covering Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont). We are in discussions with additional MACs that have jurisdiction over the rest of the United States regarding coverage for the Argus II System.

In Europe, we have achieved national reimbursement in Germany and France, and have regional reimbursement in parts of Italy. Additional reimbursement is being sought in a number of other countries. In France, Second Sight was selected to receive the first "Forfait Innovation" (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, Second Sight is conducting a post market study in France which will enroll a total of 18 subjects and follow them for two years.  The French program funds implantation of up to 18 additional patients that will not be part of the post market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, there is no guarantee that the French government will continue to fund the Argus II after the first 36 implants.

Obtaining reimbursement from governmental or private insurance companies is critical to our future commercial success. Due to the cost of the Argus II System, our sales will be limited without the availability of third party reimbursement.

Centers for Medicare and Medicaid Services

On October 30, 2015, the Centers for Medicare and Medicaid Services (CMS) released the final rule to update the reimbursement amount for the Argus II for calendar year 2016.  The changes will apply to outpatient services provided on or after January 1, 2016.  To date, all Argus II implants in the United States have been done on an outpatient basis. In the rule, CMS specified a payment rate of $95,000 for the implant procedure and the Argus II Retinal Prosthesis System. This rate may be lower than 2015 rates hospitals may have received for the device and the procedure. CMS’s decision is based on a small number of claims that CMS had available. The Company has a meeting scheduled with CMS on November 18, 2015, to share additional data with CMS, and to request that rates be increased for the procedure and the Argus II Retinal Prosthesis System. In addition, the Company plans to submit formal comments on the final rule and has until December 29, 2015 to do so.

If CMS does not revise its decision, the new reimbursement rate could have a material negative impact on the Company’s short- and medium-term cash flow, financial position and results of operations. In the longer term, it is uncertain how much the new reimbursement rate could affect the Company’s financial position and results of operations, as it is uncertain when and by what amount the reimbursement rate may change in the future and also the extent, if at all, to which the revised rates set by CMS will influence other payors in the United States. The CMS decision only directly affects claims on and after January 1, 2016 for beneficiaries enrolled in traditional Medicare Fee for Service (FFS). The ultimate impact of the CMS decision will depend, among other things, on the mix of Medicare FFS, Medicare Advantage, private U.S. health insurance and non-U.S. business. For the first nine months of 2015, Medicare FFS claims accounted for approximately 13% of all Argus II implants worldwide.

Product and Clinical Development Plans

 We are currently working on new external hardware and software for our Argus II System, which we believe may improve the performance characteristics, ease of use and resolution of the system. In the first half of 2016, we plan to introduce new clinical software to be used for adjusting the Argus II that we believe will help clinicians with the initial programming and follow up training of patients. In late 2016, we plan to introduce new eyewear and a new VPU that will allow us to implement some software enhancements that may improve the performance of the Argus II System. For example, improving the resolution of the system may enhance the user experience and increase our potential market size. Improved image resolution may be achieved by enhanced image processing, including contrast enhancement and electronic zooming. In addition, we believe that, through software enhancements, we may be able to create a number of virtual electrodes between the physical electrodes on the retinal implant, which could potentially enhance the user's experience.

Currently, our Argus II System is approved for persons suffering from RP. We believe we may be able to expand the market for the Argus II System beyond RP to patients with severe to profound vision loss due to age-related macular degeneration, or AMD. We are currently enrolling and implanting patients in a pilot study, of about five patients, to evaluate the safety and benefit of the Argus II System for use in persons suffering from AMD. Based on the results from this study, we could begin a larger scale efficacy trial in 2016 that could lead to FDA marketing approval for the Argus II system for AMD patients in the next several years. In Europe, our CE Mark approval for the Argus II was written broadly enough to include AMD. Accordingly, we anticipate that we will be able to begin marketing the product in Europe once efficacy for use in AMD patients has been established. If the Argus II System is successfully developed and approved for sale to treat AMD, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will significantly exceed our existing RP markets for the Argus II System.

We are also conducting preclinical development, including animal studies, of a product for cortical stimulation that we refer to as the Orion I visual cortical prosthesis (or “Orion I”), which we expect will be able to provide some vision restoration to individuals with almost all unpreventable forms of blindness. Our objective in designing and developing the Orion I is to bypass the retina and optic nerve and to directly stimulate the visual cortex region of the brain. Human clinical testing is likely to take the form of a feasibility study followed by a premarket approval pivotal trial. The details of these trials will be determined collaboratively with the FDA at that time. We cannot accurately estimate the timing or exact cost of these trials at this time. If the Orion I is successfully developed and approved for sale, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will greatly exceed our existing RP markets for the Argus II System.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015.

Results of Operations

Net sales. Our net sales are derived from the sale of our Argus II System and related clinical programming systems and surgical supplies. We began selling our products in Europe in 2011, Saudi Arabia in 2012, the United States and Canada in 2014, and Turkey in 2015. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

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

Operating expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, clinical and regulatory, sales and marketing, and general and administrative. Our operating expenses also include a non-cash component related to the amortization of deferred stock-based compensation allocated to research and development, clinical and regulatory, sales and marketing and general and administrative personnel. From time to time we have received grants from institutions or agencies, such as the National Institutes of Health or Johns Hopkins University Applied Physics Laboratory, to help fund some of the cost of our development efforts. We have recorded these grants as offsets to the costs as they are incurred to complete the related work.

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

Amortization of discount on convertible promissory notes. Convertible promissory notes issued during 2012 and 2013 were issued with detachable warrants and an embedded beneficial conversion feature, which were recorded as an issuance discount with an offsetting credit to additional paid-in capital. This issuance discount was amortized as a non-cash charge over the term of the convertible promissory note. The terms of the convertible promissory notes provided for conversion into equity on an IPO, at $5.00 per share. As a result of our IPO in November 2014, unamortized issuance costs were charged to operations due to the automatic conversion of all outstanding convertible promissory notes into common stock. Accordingly, subsequent to our IPO in the fourth quarter of 2014, the Company no longer amortized the issuance discount on the convertible promissory notes.

Comparison of the Three Months Ended September 30, 2015 and 2014

Net Sales. Our net sales increased from $609,429 in the three months ended September 30, 2014 to $2,226,800 in the three months ended September 30, 2015, an increase of $1,617,371, or 265%. This increase in net sales was due to a higher number of implants performed in the third quarter of 2015 compared to the same period of the prior year, and to the recognition of certain previously deferred revenue.

In the third quarter of 2015, fifteen Argus II Systems were implanted compared to five in the same period of the prior year. Of these implants, there were seven in Europe and the Middle East (“EMEA”) compared to two in the same period of the prior year. The increase in implants in EMEA is primarily attributable to reimbursement programs in France and Italy, which combined accounted for five implants in the third quarter of the current year compared to none in the same period of the prior year. In the United States and Canada (collectively “North America”), there were eight implants in the third quarter of 2015 compared to three implants in the same period of the prior year. We began selling the Argus II in North America in 2014, and the growth in 2015 represents the positive results of our ongoing commercial efforts.

For the quarter ended September 30, 2015, average revenue recognized per implant was approximately $148,000 compared to $122,000 in the same period of the prior year. The higher average revenue per implant in the third quarter of 2015 is attributable to the net collection of approximately $400,000 of revenue relating to implants in earlier quarters that was not recognized at the time of implant due to reimbursement-related collection uncertainty. The amount of revenue recognized per implant in a period depends on several factors, including reimbursement policies set by private and government payers, the mix of implants between EMEA and North America, exchange rates, payment terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. For 2015 we expect that our revenue per implant will range from approximately $110,000 to $125,000, depending on exchange rates and the implant mix between EMEA and North America, where the average selling prices tend to be higher. Given the recent CMS ruling discussed above, we are uncertain about the range of our average revenue per implant beyond the fourth quarter of 2015. If we are unable to persuade CMS to increase the Medicare FFS rate significantly above the currently published $95,000 total per implant and procedure, we expect our average revenue per implant to decrease and it may decrease materially, depending on the ratio of Medicare FFS patients implanted with the Argus II in a given period. In the United States, the amount of sales revenue recognized per unit has been limited due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales increased from $416,632 in the three months ended September 30, 2014 to $757,101 in the same period of 2015, an increase of $340,469, or 82%. Our gross margin improved from 32% in the third quarter of 2014 to 66% in the third quarter of 2015. This increase in gross margin is due to the higher revenue recognized per unit and lower per unit costs in the third quarter of 2015 compared to the prior year quarter. The decrease in cost per unit sold is primarily due to increasing our production volume and yields in the third quarter of 2015 relative to 2014. As we expand manufacturing activities, our manufacturing overhead is spread over more units and our cost per unit decreases. Also, as our yields improve and we accept more units into inventory, the amount of scrapped product that is written off to cost of sales decreases. We will continue to invest in improving our manufacturing processes, and we expect manufacturing yields will improve and cost of sales will decrease relative to our revenues over the next few years, although we expect significant fluctuations on a quarter to quarter basis in our cost of sales and gross margins.

Research and development expense. Research and development expense decreased by $827,172, or 58%, from $1,419,992 in the three months ended September 30, 2014 to $592,820 in the same period of 2015. The decrease is primarily attributable to utilizing $778,257 of grant funding from The Johns Hopkins University Applied Physics Laboratory to offset labor, consulting and overhead costs incurred in the quarter compared to no grant funding in the prior year. To date, we have recognized $1,307,859 out of a total $4,075,000 related to this grant. Excluding the benefit of grant funds recognized in the third quarter of 2015, research and development expense decreased by $48,915, or 3% compared to the prior year third quarter, primarily due to lower spending on materials and supplies offset by higher spending for consultants related to the development of next generation products. We expect research and development costs to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future cortical implant product, however, the amount of expense recognized may vary depending on the amount of grant funding utilized in future periods.

Clinical and regulatory expense. Clinical and regulatory expense increased by $353,766, or 56%, from $630,427 in the three months ended September 30, 2014 to $984,193 in the same period of 2015. This increase is primarily attributable to a higher level of enrollment in our FDA-mandated post-market studies being conducted in the US and Europe as well as initial expenditures for our AMD trial. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased by $525,005, or 33%, from $1,607,106 in the three months ended September 30, 2014 to $2,132,111 in the same period of 2015. This increase in costs is primarily attributable to higher salary and benefit expenses and higher costs for outside consultants as we ramped up our commercialization efforts in the United States and Europe. While we expect selling and marketing costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased by $238,638, or 11%, from $2,184,326 in the three months ended September 30, 2014 to $2,422,964 in the same period of 2015. This increase is primarily attributable to higher costs for salaries, benefits, stock-based compensation and other costs associated with being a public company, including increased expenditures on audit and legal fees, insurance, recruiting, information systems and investor relations. We expect general and administrative costs to increase in the future as we grow the administrative structure to support the growth of the Company.

Interest expense on the convertible promissory notes. Interest expense on the convertible promissory notes decreased from $558,033 in the three months ended September 30, 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer incurred interest expense on the convertible promissory notes.

Amortization of issuance discount on convertible promissory notes. Amortization of issuance discount on convertible promissory notes decreased from $1,440,016 in the three months ended September 30, 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer expensed the amortization of issuance costs related to the convertible promissory notes.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net Sales. Our net sales increased from $1,877,632 for the nine months ended September 30, 2014 to $6,587,981 for the nine months ended September 30, 2015, an increase of $4,710,349 or 251%. This increase in net sales was due to a higher number of implants performed in 2015, but at a lower average amount of recognized revenue per implant than in the same period of the prior year.

There were fifty-four Argus II Systems implanted in the first nine months of 2015 compared to fourteen in the first nine months of 2014. Of these, thirty-two implants were in EMEA in the first nine months of 2015 compared to five in the first nine months of 2014. The increase in EMEA is primarily attributable to the reimbursement programs in France and Italy, which combined accounted for twenty-four implants in the first nine months of 2015, whereas there were no implants in France or Italy in the first nine months of 2014. In North America, there were twenty-two implants in the first nine months of 2015 compared to nine implants in the same period of the prior year. The Company began selling the Argus II in North America in 2014, and the increase in implants in 2015 over the first nine months of 2014 reflects our higher level of commercial efforts and the growth in number of implanting sites.

For the nine months ended September 30, 2015, average revenue recognized per implant was approximately $122,000 as compared to approximately $134,000 in the same period of the prior year. The amount of revenue recognized per implant in a period depends on several factors, including reimbursement policies set by private and government payers, the mix of implants between EMEA and North America, exchange rates, payment terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. For 2015 we expect that our revenue per implant will range from approximately $110,000 to $125,000, depending on exchange rates and the implant mix between EMEA and North America, where the average selling prices tend to be higher. Given the recent CMS ruling discussed above, we are uncertain about the range of our average revenue per implant beyond the fourth quarter of 2015. If we are unable to persuade CMS to increase the Medicare FFS rate significantly above the currently published $95,000 total per implant and procedure, we expect our average revenue per implant to decrease and it may decrease materially, depending on the ratio of Medicare FFS patients implanted with the Argus II in a given period. In the United States, the amount of sales revenue recognized per unit has been limited due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales increased from $2,137,119 in the nine months ended September 30, 2014 to $3,622,240 in the same period of 2015, an increase of $1,485,121, or 69%. Our gross margin improved from negative 14% in the first nine months of 2014 to positive 45% in first nine months of 2015. This increase in gross margin is due to the higher level of revenue and lower per unit costs in the third quarter of 2015 compared to the prior year quarter. This decrease in cost per unit sold is primarily due to increasing our production volume and yields in the first nine months of 2015 relative to 2014. As we expand manufacturing activities, our manufacturing overhead is spread over more units and our cost per unit produced decreases. Also, as our yields improve and we accept more units into inventory, the amount of scrapped product that is written off to cost of sales decreases. We will continue to invest in improving our manufacturing processes, and we expect manufacturing yields will improve and cost of sales will decrease relative to our revenues over the next few years, although we expect significant fluctuations on a quarter to quarter basis in our cost of sales and gross margins.

Research and development expense. Research and development expense decreased by $1,190,226, or 32%, from $3,679,667 in the nine months ended September 30, 2014 to $2,489,441 in the same period of 2015. The decrease is primarily attributable to utilizing $1,307,859 of grant funding from The Johns Hopkins University Applied Physics Laboratory to offset labor, consulting and overhead costs incurred in the nine month period compared to no grant funding in the prior year. Excluding the effect of grant funding, in the first nine months of 2015 there was an increase in research and development costs of $117,633, or 3%, compared to the same period of the prior year. The amount of expense recognized in future periods will vary depending on our spending and on the amount of grant funding utilized in future periods.

Clinical and regulatory expense. Clinical and regulatory expense increased by $605,451, or 31%, from $1,937,562 in the nine months ended September 30, 2014 to $2,543,013 in the same period of 2015. This increase is primarily attributable to a higher level of clinical and regulatory activity reflecting increased enrollment in post-market studies being conducted in the US and Europe as well as initial expenditures for our AMD trial. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased by $1,734,867, or 37%, from $4,690,195 in the nine months ended September 30, 2014 to $6,425,062 in the same period of 2015. This increase in costs is attributable to an increase in personnel, as well as higher costs for marketing and customer awareness programs, as we began selling our product in the United States, Canada, Spain and Turkey. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased by $977,381, or 19%, from $5,101,504 in the nine months ended September 30, 2014 to $6,078,885 in the same period of 2015. This increase is primarily attributable to higher costs for salaries, benefits and outside services in the current year. The increase in outside services reflects the higher cost of being a public company, and included increased expenditures on audit and legal fees, insurance, and investor relations. We expect general and administrative costs to increase in the future as we grow the administrative structure to support the growth of the Company.

Interest expense on the convertible promissory notes. Interest expense on the convertible promissory notes decreased from $1,655,903 in the first nine months of 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer incurred interest expense on the convertible promissory notes.

Amortization of issuance discount on convertible promissory notes. Amortization of issuance discount on convertible promissory notes decreased from $4,320,048 in the first nine months of 2014 to $0 in the same period of 2015. This decrease is due to the automatic conversion of our convertible promissory notes into common stock as a result of our IPO in November 2014, subsequent to which the Company no longer expensed the amortization of issuance costs related to the convertible promissory notes.

Liquidity and Capital Resources

Cash and money market funds decreased by $12,949,851, or 37%, from $34,618,974 at December 31, 2014 to $21,669,123 at September 30, 2015. Working capital was $23,082,994 at September 30, 2015, as compared to $33,524,991 at December 31, 2014, a decrease of $10,441,997, or 31%. We use our cash, money market funds and working capital to fund our operating activities.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, the Company has experienced recurring operating losses and negative operating cash flows since inception and expects to incur continuing operating losses and negative operating cash flows through 2016 and likely thereafter.

Since our inception, we have generated limited revenues from the sale of products and have financed our operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and research grants from government agencies and other institutions.  We believe that our current cash and money market funds are sufficient to fund our business operations into the fourth quarter of 2016. In order to continue our business operations, we currently anticipate that we will need to raise additional debt and/or equity capital during the next several months. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

Cash Flows from Operating Activities

During the nine months ended September 30, 2015, we used $14,651,927 of cash in operating activities, consisting primarily of a net loss of $14,544,662, offset by non-cash charges of $2,382,172 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable and increased by a net change in operating assets and liabilities of $2,489,437. This compares to the nine months ended September 30, 2014, in which we used $15,997,021 of cash in operating activities, consisting primarily of a net loss of $21,624,129, offset by non-cash charges of $7,993,865 for depreciation and amortization of property and equipment, stock-based compensation, amortization of discount on convertible notes payable, and non-cash interest accrued on convertible notes payable, and increased by a net change in operating assets and liabilities of $2,366,757.

Cash Flows from Investing Activities

Investing activities during the nine months ended September 30, 2015 provided $12,021,351 of cash, reflecting $12,599,098 provided by the sale of money market investments offset by $577,747 for the purchase of equipment. This compares to the nine months ended September 30, 2014, when investing activities provided $7,471,950, reflecting $7,914,273 in proceeds from the sales of money market investments, offset by $442,323 for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $2,351,987 of cash during the nine months ended September 30, 2015, including $2,475,671 from the exercise of stock options and warrants offset by $123,684 of cash used to satisfy the related income and payroll tax withholding amounts for our current chairman, who at the time was our chief executive officer, related to option exercises. Financing activities provided $9,577,266 of cash during the nine months ended September 30, 2014, reflecting the issuance of $9,098,971 of common stock at $7.00 per share to new investors and $478,295 from stock option exercises.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2015, our cash equivalents consisted solely of money market funds.

Exchange Rate Sensitivity

In the first nine months of 2015, approximately 46% of our revenue was denominated in U.S. dollars, 48% in Euros, and 6% in Canadian dollars. In the same time period, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings

Thirteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company may be party to litigation arising in the ordinary course of business. It is management’s opinion that the outcome of such matters will not have a material effect on the Company’s financial statements.

Item 1A.    Risk Factors

The risk factor presented below updates, and should be considered in addition to, the risk factors previously disclosed by us in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 17, 2015.

Our revenue from sales of Argus II System depends on the pricing and reimbursement guidelines adopted in each country and if pricing and reimbursement levels are inadequate to achieve profitability, our operations will suffer.

Our financial success depends on our ability to price our products in a manner acceptable to government and private payers while still maintaining our profit margins. Numerous factors that may be beyond our control may ultimately impact our pricing of Argus II System and determine whether we are able to obtain reimbursement or reimbursement at adequate levels from governmental programs and private insurance. If we are unable to obtain reimbursement or our product is not adequately reimbursed, we will experience reduced sales, our revenues likely will be adversely affected, and we may not become profitable.

Obtaining reimbursement approvals is time consuming, requires substantial management attention, and is expensive. Our business will be materially adversely affected if we do not receive approval for reimbursement of the Argus II System under government programs and from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare Administrative Contractor level or by fiscal intermediaries in the U.S. and by regional, or national funding agencies in Europe. Our business could be materially adversely affected if the Medicare program, local Medicare Administrative Contractors or fiscal intermediaries were to make such a determination and deny, restrict or limit the reimbursement of Argus II System. For instance, on October 30, 2015, the Centers for Medicare and Medicaid Services (CMS) released the final rule to update the reimbursement amount for the Argus II for calendar year 2016. The changes will apply to outpatient services provided on or after January 1, 2016. To date, all Argus II implants in the United States have been done on an outpatient basis. In the rule, CMS specified a payment rate of $95,000 for the implant procedure and the Argus II Retinal Prosthesis System. If CMS does not revise its decision, the new reimbursement rate would have a material negative impact on our short- and medium-term cash flow, financial position and results of operations. In the longer term, it is uncertain how much the new reimbursement rate would affect our financial position and results of operations, as it is uncertain when and by what amount the reimbursement rate may change in the future and also the extent, if at all, to which the revised rates set by CMS will influence other payors in the United States. If a $95,000 reimbursement rate for calendar year 2016 were to remain the same beyond 2016 and affect the rates that other U.S. payors are willing to pay for the implant procedure, it could have a material negative impact on our long-term cash flow, financial position and results of operations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2014, we sold 4,025,000 shares of common stock in our IPO, including 525,000 shares sold upon exercise of the underwriter’s over-allotment option pursuant to a registration statement (File No. 333-198073) that we initially filed with the Securities and Exchange Commission in August 2014. Our net proceeds totaled approximately $34.2 million, after offering costs of approximately $5.0 million, including approximately $2.9 million in fair value of warrants and shares of common stock issued in connection with the underwriting and other services rendered for the IPO. In addition to funding our ongoing business operations, we are investing the proceeds of the IPO in our business to expand sales and marketing efforts, enhance our current Argus II product, gain regulatory approvals for additional indications, and continue research and development into next generation technology. Through September 30, 2015, approximately $15.3 million of net proceeds from the offering were used to fund ongoing business operations. None of the proceeds were used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business.

During the nine months ended September 30, 2015, the Company issued (a) 140,304 shares of common stock in connection with the exercise of warrants for cash with a per share exercise price of $5.00, and (b) 839 shares of common stock related to the cashless exercise of 3,000 warrants that had been issued to the underwriter as part of its fee. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933 to issue the shares of common stock inasmuch as the warrant holders were accredited investors and there was no form of general solicitation or general advertising relating to the offer.

On January 1, 2015, the Company’s current Chairman, who at that time was the President and Chief Executive Officer, exercised stock options expiring on that date to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Related to these exercises, the he tendered 27,344 shares of common stock that he owned to satisfy the aggregate exercise price. To satisfy the $123,684 of income and payroll tax withholding amounts related to the transaction he surrendered 12,055 shares of common stock.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer	November 13, 2015
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	November 13, 2015
Thomas B. Miller	(Principal Financial and Accounting Officer)

