Form 10-Q
period 2016-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2016-05-06
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer ☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒

As of May 4, 2016, the issuer had 36,037,309 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$459	$239
Money market funds	9,786	15,721
Accounts receivable, net	822	1,501
Inventories, net	9,081	8,209
Prepaid expenses and other current assets	932	1,094

Total current assets	21,080	26,764

Property and equipment, net	1,429	1,432
Deposits and other assets	50	49

Total assets	$22,559	$28,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$707	$710
Accrued expenses	1,664	2,068
Accrued compensation expense	1,696	2,069
Accrued clinical trial expenses	601	616
Deferred revenue	325	322
Deferred grant revenue	1,630	2,197

Total current liabilities	6,623	7,982

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 36,019 and 35,942 at March 31, 2016 and December 31, 2015, respectively	166,435	166,049
Common stock to be issued	280	205
Additional paid-in capital	28,250	27,277
Notes receivable to finance stock option exercises	(3)	(5)
Accumulated other comprehensive loss	(528)	(581)
Accumulated deficit	(178,498)	(172,682)

Total stockholders’ equity	15,936	20,263

Total liabilities and stockholders’ equity	$22,559	$28,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

 (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Net sales	$1,053	$1,700
Cost of sales	912	1,296
Gross profit	141	404

Operating expenses:
Research and development, net of grants	762	1,048
Clinical and regulatory	778	666
Selling and marketing	2,012	1,995
General and administrative	2,410	1,656
Total operating expenses	5,962	5,365

Loss from operations	(5,821)	(4,961)
Interest income	5	1
Other income, net	—	4

Net loss	$(5,816)	$(4,956)

Net loss per common share – basic and diluted	$(0.16)	$(0.14)

Weighted average common shares outstanding – basic and diluted	35,971	35,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(5,816)	$(4,956)

Other comprehensive income (loss):
Foreign currency translation adjustments	53	(59)
Comprehensive loss	$(5,763)	$(5,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

 (In thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,816)	$(4,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	99	82
Stock-based compensation	946	497
Common stock issuable for services	75	71
Changes in operating assets and liabilities:
Accounts receivable	667	(588)
Inventories	(816)	(679)
Prepaid expenses and other assets	196	(4)
Accounts payable	(3)	(98)
Accrued expenses	(427)	199
Accrued compensation expenses	(374)	261
Accrued clinical trial expenses	(15)	(2)
Deferred revenue	(4)	205
Deferred grant revenue	(567)	(18)
Net cash used in operating activities	(6,039)	(5,030)

Cash flows from investing activities:
Purchases of property and equipment	(96)	(79)
Proceeds from money market funds	5,941	4,913
Net cash provided by investing activities	5,845	4,834

Cash flows from financing activities:
Proceeds from exercise of options and warrants	387	412
Payment of employment taxes related to stock option exercises	—	(124)
Net cash provided by financing activities	387	288

Effect of exchange rate changes on cash	27	(59)

Cash:
Net increase	220	33
Balance at beginning of period	239	619
Balance at end of period	$459	$652

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2016 and 2015

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

The Company plans to complete a rights offering to shareholders in the near future pending regulatory approvals and anticipates that it may be able to raise funds that will support operations through 2017. If the rights offering is fully subscribed the Company may be able to obtain gross proceeds of up to $19.8 million. However, no assurance can be given that this rights offering will yield proceeds that are adequate for the Company needs. If the Company does not obtain adequate proceeds from its rights offering to shareholders there can be no assurances the Company will be able to raise funds through other means so as to be able to continue to operate its business beyond the third quarter of fiscal 2016.

2.   Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for the annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. The Company is currently evaluating the impact of the standard on the Company’s financial statements.

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

Customer Concentration

During the three months ended March 31, 2016 and 2015 (unaudited), the following customers comprised more than 10% of revenues:

	March31,	March 31,
	2016	2015

Customer 1	24%	23%
Customer 2	23%	3%
Customer 3	15%	0%
Customer 4	14%	0%
Customer 5	10%	0%
Customer 6	0%	15%
Customer 7	0%	14%
Customer 8	0%	10%

As of March 31, 2016 and December 31, 2015, the following customers comprised more than 10% of accounts receivable:

	March 31,	December31,
	2016	2015
	(unaudited)
Customer 1	30%	17%
Customer 2	18%	10%
Customer 3	18%	10%
Customer 4	18%	2%
Customer 5	10%	3%
Customer 6	0%	19%
Customer 7	0%	10%

Geographic Concentration

During the three months ended March 31, 2016 and 2015 (unaudited), regional revenue, based on customer location, consisted of the following:

	March 31,	March 31,
	2016	2015

United States	33%	18%
Italy	24%	36%
Turkey	15%	0%
Canada	11%	7%
France	8%	30%

Sources of Supply

Several of the components, materials and services used in the Company’s current Argus II product are available from only one supplier, and substitutes for these items cannot be obtained easily or would require substantial design or manufacturing modifications. Any significant problem experienced by one of the Company’s sole source suppliers could result in a delay or interruption in the supply of components to the Company until that supplier cures the problem or an alternative source of the component is located and qualified. Even where the Company could qualify alternative suppliers, the substitution of suppliers may be at a higher cost and create time delays that impede the commercial production of the Argus II, reduce gross profit margins and impact the Company’s abilities to deliver its products as may be timely required to meet demand.

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2016 (unaudited) and December 31, 2015 include assets amounting $2,752,000 and $3,041,000, respectively, relating to operations of the company in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2016 and December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3

March 31, 2016 (unaudited):
Money market funds	$9,786	$9,786	$—	$—

December 31, 2015:
Money market funds	$15,721	$15,721	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Raw materials	$529	$575
Work in process	5,824	5,028
Finished goods	3,239	3,156

	9,592	8,759

Allowance for excess and obsolescence	(511)	(550)
Inventories, net	$9,081	$8,209

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Laboratory equipment	$3,440	$3,369
Computer hardware and software	1,985	1,960
Leasehold improvements	508	508
Furniture, fixtures and equipment	135	135

	6,068	5,972
Accumulated depreciation and amortization	(4,639)	(4,540)

Property and equipment, net	$1,429	$1,432

6. Long Term Investor Right

Investors who purchased shares in the Company’s IPO, and who complied with certain terms and conditions, such as holding their IPO shares in their name during the twenty-four month period following the closing of the IPO, are entitled under certain conditions to receive up to one additional share for each share they purchased in the IPO. For a more complete discussion of the Long Term Investor Right, see Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, the Company identified investors who had perfected and maintained Long Term Investor Rights in 1,203,677 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on NASDAQ during any consecutive 90 day period ended on or before March 31, 2016 was $13.96. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, would be entitled to 0.2894 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate maximum of 348,385 shares that are potentially issuable by the Company pursuant to the Long Term Investor Right at such date. The actual number of common shares issuable pursuant to the Long Term Investor Right is dependent on the future stock price of the Company over the two year period subsequent to the November 24, 2014 closing date of the IPO, and could be as high as 348,385 shares and as low as zero shares.

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

7. Equity Securities

Common Stock Issuable

Beginning with services rendered in 2014, and with the first payment in June 2015, non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of March, 31, 2016, the Company accrued $280,000 for these services, which equates to 56,054 shares. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At March 31, 2016 and 2015 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,	March 31,
	2016	2015

Long Term Investor Rights	348	813
Underwriter’s warrants	802	805
Warrants associated with convertible debt	1,038	1,100
Common stock options	3,675	3,228
Restricted stock units	190	—
Employee stock purchase plan	90	—

Total	6,143	5,946

8. Warrants

A summary of warrant activity for the three months ended March 31, 2016 (unaudited) is presented below (in thousands, except per share data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2015	1,840	$7.72	2.80
Granted	—
Exercised	—
Forfeited or expired	—

Warrants outstanding at March 31, 2016	1,840	$7.72	2.55

Warrants exercisable at March 31, 2016	1,840	$7.72	2.55

The intrinsic value of warrants outstanding at March 31, 2016 was $0. During the three months ended March 31, 2016, no warrants were exercised.

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

  A summary of stock option activity for the three months ended March 31, 2016 (unaudited) is presented below (in thousands, except per share data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2015	3,472	$8.01	6.39
Granted	355	$4.20
Exercised	(77)	$5.00
Forfeited or expired	(75)	$8.70

Options outstanding at March 31, 2016	3,675	$7.69	6.71

Options exercisable at March 31, 2016	1,573	$5.57	3.73

The estimated aggregate intrinsic value of stock options exercisable at March 31, 2016 was approximately $100,000. As of March 31, 2016, there was $8.7 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.09 years.

On January 1, 2015, the Company’s current Chairman, who at the time was the Chief Executive Officer exercised stock options on a cashless basis to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on the closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer tendered 27,344 shares of common stock that he owned to satisfy the aggregate exercise price and surrendered 12,055 shares of common stock to satisfy the related $123,684 income and payroll tax withholding amounts related to the transaction.

During the three months ended March 31, 2016, the Company granted stock options to purchase 324,973 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $4.10 to $4.18 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $645,000 ($1.98 to $2.03 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.77% to 1.87%, and an expected dividend rate of 0%.

During the three months ended March 31, 2016, the Company granted stock options to purchase 30,000 shares of common stock to an outside attorney in connection with his services relating to the Company’s rights offering to shareholders. The options are exercisable for a period of four years from the date of grant at a price of $5.23 per share, which was 125% of the fair value of the Company’s common stock on the grant date of January 14, 2016. As of March 31, 2016, 15,000 of the options have vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $53,000 ($1.77 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.87%, and an expected dividend rate of 0%.  The cost of these shares is treated as an issuance cost of the offering and will be deducted from the gross proceeds from the offering.

During the three months ended March 31, 2016, the Company recorded a charge of $55,000 to extend the exercise period of 98,681 vested options for one employee who resigned and became a consultant for the Company. All unvested options for this employee were terminated when this employee ceased full-time employment with the Company.

On April 4, 2016, the Board of Directors approved, subject to shareholder approval, amendments to Second Sight 2011 Equity Incentive Plan that will (i) increase the maximum number of shares of common stock that may be issued under the Plan from 6.0 million shares to 7.5 million shares, (ii) allow issuance of Restricted Stock Units, and (iii) permit repricing and exchanges of options at the discretion of the Board of Directors.

The Company adopted an employee stock purchase plan in June, 2015 for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At March 31, 2016, 52,469 shares had been issued under the plan.

The following table summarizes Restricted Stock Unit (RSU) activity for the three months ended March 31, 2016 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2015	190	$12.43
Awarded	-	-
Vested	-	-
Forfeited/canceled	-	-
Outstanding as of March 31, 2016	190	$12.43

As of March 31, 2016, there was $1,995,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 3.38 years.

The total stock-based compensation recognized for stock-based awards granted under the 2003 Plan and the 2011 Plan in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (unaudited) is as follows (in thousands):

	March 31,	March 31,
	2016	2015
Cost of sales	$78	$99
Research and development	77	80
Clinical and regulatory	48	70
Selling and marketing	108	89
General and administrative	635	159
Total	$946	$497

10.  Litigation, Claims and Assessments

Fourteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company is party to litigation arising in the ordinary course of business. It is management's opinion that the outcome of such matters will not have a material effect on the Company's financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2015 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2016. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

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

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and it does not slow or reverse the progression of the disease. Results vary among patients and while the majority of patients receive a significant benefit from the Argus II, some patients report receiving little or no benefit.

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

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, and Turkey in 2015. We have limited regulatory approval in Canada and Saudi Arabia, and we are currently applying for full approval. We sell primarily through our direct sales force, but use distributors in Spain and Turkey, and we are at various stages of negotiations with a number of other distributors for countries in Europe, the Middle East, South America and Asia.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and product revenue generated by the sale of our Argus II System. During the years ended December 31, 2015, 2014 and 2013 and the quarter ended March 31, 2016, we funded our business primarily through:

•	Revenue of $1.1 million in the first quarter of 2016, and $8.9 million, $3.4 million, and $1.6 million in 2015, 2014 and 2013, respectively, generated by sales of our Argus II System,
•	Issuance of convertible debt with the face value of $19.5 million in 2013,
•	A $4.1 million grant under Joint Research and Development Agreement with The Johns Hopkins University Applied Physics Laboratory in 2014,
•	Issuance of common stock in private placements aggregating $9.1 million and $2.4 million in 2014 and 2013, respectively, and
•	Issuance of common stock in our initial public offering in November 2014, which generated net proceeds of $34.2 million of cash after offering expenses.

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

We filed an amended pre-effective registration statement on April 22, 2016 with the Securities and Exchange Commission concerning a registered rights offering as of a future record date to allow the holders of our common stock to purchase newly-issued shares of common stock. The shares will be offered at the lower of $4.25 per share or 85% of the closing price of the Company’s common stock as reported by Nasdaq on the last day of the offering period. Assuming full subscription and a closing stock price of between $4.00 and $6.00 per share on the last day of the offering period, we expect to sell between 4.6 million and 5.8 million shares of common stock for gross proceeds of approximately $19.8 million. The actual number of shares sold and proceeds raised will depend on, among other factors, the extent to which current shareholders participate in the rights offering and the final price per share at which we sell our common stock. We intend to use the proceeds from this rights offering to invest in our business to expand sales and marketing efforts, enhance current products, gain regulatory approvals for additional indications, and continue research and development into next generation technology.

We have received verbal indications from two shareholders, one of whom is currently a director of the Company, and the other of whom is an affiliate of an early investor in the Company, that they each intend to exercise their subscription rights in full. In addition, these two shareholders have also provided their indications to us that they expect to exercise their respective over-subscription privileges at the subscription price, to allow these shareholders to make an aggregate investment in our shares of up to $12.75 million, to the extent that other shareholders do not exercise their subscription rights in full. If the rights offering is fully subscribed Second Sight may be able to obtain gross proceeds of up to $19.8 million. Although these two shareholders, have verbally expressed interest to us in participating in the rights offering for up to $12.75 million, they are not obligated to subscribe for any particular amount, no minimum proceeds need be raised in this offering and no assurance can be given that this rights offering will yield proceeds that are adequate for Company needs.

If we do not obtain adequate proceeds from our rights offering to shareholders there is no assurance that we will be able to raise sufficient funds through other means so as to be able to continue operating our business at current levels beyond the third quarter of fiscal 2016.

Insurance Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our future commercial success. Due to the cost of the Argus II System, our sales would be limited without the availability of third party reimbursement. In the U.S., coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. Coverage and payment vary by payer. Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare (sometimes referred to as Medicare Fee-for-Service (FFS)) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. As of March 31, 2016, five of 12 MACs (17 states, Puerto Rico and U.S. Virgin Islands) have made positive coverage decisions for the Argus II. Effective January 1, 2016, the Centers for Medicare & Medicaid Services (CMS) established a New Technology Ambulatory Payment Class (APC) 1599, Level 48, with a payment rate of $95,000 for both the procedure and the Argus II Retinal Prosthesis System. From October 1, 2013 through December 31, 2015, the Argus II was classified as having pass-through payment status and the device was paid separately from the procedure.

•	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate Medicare Advantage contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015, 93% or 13 of 14 Medicare Advantage pre-authorization requests were granted.

•	Commercially insured patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare decisions and contracts are individually negotiated with facility and physician providers.

In 2015, 32 individuals in the US and Canada received and were implanted with the Argus II technology. Of these, nine were Medicare FFS patients, 13 were Medicare Advantage patients and three were commercially insured patients. The remaining seven patients were covered by private pay, Veteran’s Administration, or other insurers.

A significant management focus for 2016, and beyond, will be expanding US reimbursement coverage and working with Centers for Medicare and Medicaid Services (CMS), an agency of the Department of Health and Human Services, to establish Medicare hospital outpatient and ambulatory surgery center payment rates that are in line with facility costs. We have individuals working at Second Sight dedicated to reimbursement and employ a variety of consultants with expertise in this field. Currently, five MACs that oversee 17 states and two U.S. Territories have agreed to cover the Argus II System when medically necessary for the FDA approved indications. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

We are actively engaged with CMS concerning the outpatient payment rate for Medicare FFS patients. As discussed above, the 2016 Medicare hospital outpatient payment rate for the Argus procedure is $95,000. Based on available cost information, the Medicare hospital outpatient payment rate should be at least $150,000 to fully cover the hospitals’ costs for the device and procedure (with physician fees being billed and reimbursed separately). We are operating our business with the belief that the U.S. outpatient payment rate will remain $95,000 in 2016. In parallel, the company is focused on obtaining a 2017 outpatient payment rate that adequately covers hospital costs. Several paths exist to accomplishing this goal including continued education of hospitals concerning the importance of properly coding, billing and submitting Argus II Medicare claims. We believe this activity is important in establishing an accurate claims data base that CMS will use to set future payment rates. Finally, the Company is exploring other options for changes to Medicare payment policy that may facilitate appropriate reimbursement. No assurance can be given that the Company will be successful in any of these endeavors.

The Agency for Healthcare Research and Quality, or AHRQ, which is another agency of the Department of Health and Human Services, has reported that it is underway in preparing a Technology Assessment that will provide an overview of retinal prosthesis systems (RPSs). We anticipate that this technology assessment will summarize the current state of RPSs as well as the existing evidence addressing their clinical utility and the potential future directions for research in areas in which information is limited. A draft report will be published for public comment and peer review prior to the issuance of a final report. Second Sight intends to provide comments to AHRQ when the draft report is available. A description of this technology assessment protocol can be found at http://www.ahrq.gov/research/findings/ta/index.html#taprogress. No timeline for the process is currently available and no assurance can be given as to what impact, if any, this report may have on us.

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

To date, we have not faced traditional sales challenges in any of our markets, largely due to the currently unmet clinical need and the lack of any other available device or competitive treatment for RP-caused profound blindness. Our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the US, our efforts in 2016 will include media ads dedicated to RP patients and their families. These ads will be placed in geographic areas where we have proven implanting centers and established reimbursement. Based on pilot efforts we conducted in 2015 we believe this may be a cost-efficient method to connect qualified patients with Argus II implanting centers. As a result of these efforts, as of March 31, 2016, the Company had a patient interest list with over 150 conditionally qualified individuals.

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

Currently, our Argus II System is approved for persons suffering from RP. We believe we may be able to expand the market for the Argus II System beyond RP to patients with severe to profound vision loss due to dry age-related macular degeneration, or AMD. We have enrolled and implanted five patients in a pilot study to evaluate the safety and benefit of the Argus II System for use in persons suffering from AMD. Based on the results from this study, we could begin a larger scale efficacy trial. The size and timing of the pivotal study are dependent on multiple factors including the actual subset of AMD patients we target and whether we decide to modify the Argus II system prior to commencing a pivotal study. The subset of patients will influence the regulatory and reimbursement pathways, the size of the study and the length of time required to enroll the study. The company is also evaluating the potential benefits of system changes optimized for AMD. No assurance can be given that we will be successful in any of these endeavors. If the Argus II System is successfully developed and approved for sale to treat AMD, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will significantly exceed our existing RP markets for the Argus II System.

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

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016.

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

Comparison of the Three Months Ended March 31, 2016 and 2015

Net Sales. Net sales decreased by $647,000, or 38%, from $1,700,000 in the first quarter of 2015 to $1,053,000 in same period in 2016, primarily due to customers performing fewer implants in the current year, although at a slightly higher amount of revenue recognized per implant. There were 10 Argus II Systems implanted in the first quarter of 2016, compared to 19 in the same period of the prior year.

In Europe and the Middle East (EMEA), there were eight implants in the first quarter of 2016 compared to 12 in the first quarter of 2015. Of these, there were four implants in France and Italy during the first quarter of 2016 compared to 10 in the first quarter of 2015. This decline of implants in France and Italy in the current year is attributable, in part, to temporary administrative issues at certain customer sites during the period. We expect that implant volume in EMEA will rebound, and potentially grow, over the next few quarters.

In North America, there were two implants in the first quarter of 2016, with one in the U.S. and one in Canada. In the same period of the prior year there were seven implants in North America, with six in the U.S. and one in Canada. The decline in U.S. implants was due, in part, to the 2016 Medicare reimbursement level being reduced to approximately $50,000 below our U.S. list price. We made the decision in late February 2016 to implement temporary discounts in the U.S., lasting through December 2016, to alleviate our customers’ concern that they would lose money on Argus II patient cases due to the difference between the device cost and the reimbursement amount. With this U.S. pricing issue addressed, and with the hiring of a new commercial vice president for the U.S. and Canada in March 2016, we expect that implant volumes in North America will rebound from first quarter levels, and potentially grow, over the next few quarters.

Revenue recognized per implant was $105,000 in the first quarter of 2016 compared to $89,000 in the same period of the prior year. The higher average amount of revenue recognized per implant in the first quarter of 2016 is due to the recognition of revenue from certain sales in the U.S. where revenue recognition had originally been deferred due to uncertainty surrounding the amount and timing of payment by the customer. For the balance of 2016, due to our temporary discounting strategy in the U.S., we expect our overall revenue per implant will be approximately $80,000 to $90,000. For 2017, if we are successful in realizing an increase in our Medicare reimbursement level, we would expect to have our average revenue per implant increase to over $100,000.

Cost of sales. Cost of sales decreased by approximately $384,000, or 30%, from $1,296,000 in the first quarter 2015 to $912,000 in the first quarter of 2016, due to the lower number of units implanted in the first quarter of this year coupled with an increase in the cost per unit. The higher cost of sales per unit sold is primarily due to selling and producing fewer units in the first quarter of 2016 compared to the same period of 2015, thereby spreading costs over a smaller base, resulting in a higher cost per unit. As a result, our gross margin declined from 24% of revenue in the first quarter of 2015 to 13% of revenue in the first quarter of 2016. While we expect the number of implants per quarter to increase through the remainder of 2016, our production levels will most likely remain at lower levels than in 2015. Accordingly, our cost per unit may be higher in 2016 than it was in 2015. When combined with the lower average revenue per implant that we expect for the remainder of the 2016, we expect that our gross margins for the balance of 2016 will be significantly lower than in 2015.

Research and development expense. Research and development expense decreased by $286,000, or 27%, to $762,000 in the first quarter of 2016 compared to $1,048,000 in the first quarter of 2015. In the first quarter of 2016, we utilized $567,000 of grant funds to offset costs compared to $18,000 in the prior year period. Excluding the effect of grants, research and development expense increased by $263,000 in the current year quarter, primarily due to supplies, materials and the cost of outside development services. We expect research and development costs to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future cortical implant product.

Clinical and regulatory expense. Clinical and regulatory expense increased $112,000, or 17%, from $666,000 in the first quarter of 2015 to $778,000 in the same period of 2016. This increase is primarily attributable to higher clinical trial costs reflecting increased enrollment in post-market studies being conducted in the U.S. and Europe as well as the cost of our AMD trial. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased $17,000, or 1%, from $1,995,000 in the first quarter of 2015 to $2,012,000 in the first quarter of 2016. While we expect selling and marketing costs to increase in the future as we increase our commercialization efforts, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $754,000, or 46%, from $1,656,000 in the first quarter of 2015 to $2,410,000 in the same period of 2016. This increase is primarily attributable to higher stock-based compensation charges, other compensation costs, and outside service costs in the current year. Stock-based compensation charges in the first quarter of 2016 increased by $476,000 compared to the first quarter of 2015 primarily due to new-hire stock option and RSU grants made in August 2015 to our Chief Executive Officer.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis of our being a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above”).

Cash and money market funds decreased by $5,715,000, or 36%, from $15,960,000 at December 31, 2015 to $10,245,000 at March 31, 2016. Working capital was $14,457,000 at March 31, 2016, as compared to $18,782,000 at December 31, 2015, a decrease of $4,325,000, or 23%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first quarter of 2016, we used $6,039,000 of cash in operating activities, consisting primarily of a net loss of $5,816,000, offset by non-cash charges of $1,120,000 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable and increased by a net change in operating assets and liabilities of $1,343,000. This compares to the first quarter of 2015, we used $5,030,000 of cash in operating activities, consisting primarily of a net loss of $4,956,000, offset by non-cash charges of $650,000 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable, and increased by a net change in operating assets and liabilities of $724,000.

Cash Flows from Investing Activities

Investing activities in the first quarter of 2016 provided $5,845,000 of cash, reflecting $5,941,000 provided by the sale of money market investments offset by $96,000 for the purchase of equipment. This compares to the first quarter of 2015 when investing activities provided $4,834,000, reflecting $4,913,000 in proceeds from the sales of money market investments, offset by $79,000 for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $387,000 of cash in the first quarter of 2016, all from the exercise of stock options. Financing activities provided $288,000 of cash in first quarter of 2015, $412,000 from the exercise of stock options and warrants offset by $124,000 of cash used to satisfy the related income and payroll tax withholding amounts related to stock option exercises for our current chairman, who at the time was our chief executive officer.

Since our inception, we have generated limited revenues from the sale of products and have financed our operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and grants from government agencies and other institutions.  Our Rights Offering which we expect to be completed in the second quarter of 2016 will, if fully subscribed, provide us with sufficient financial resources to fund our operations for a period in excess of the next twelve months. Although our objective is to increase revenues from product sales in an amount sufficient to reach operating and cash flow breakeven levels, there can be no assurances that we will be successful in this regard.  If we are unsuccessful in being able to fund our operations from internal resources, we may consider raising additional debt and/or equity capital.  However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2016, our investments consisted solely of money market funds.

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

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March  31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March  31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, no changes occurred with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1.       Legal Proceedings

Fourteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company is party to litigation arising in the ordinary course of business. It is management's opinion that the outcome of such matters will not have a material effect on the Company's financial statements.

Item 1A.    Risk Factors

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 11, 2016.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults upon Senior Securities

Not applicable.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	May 5, 2016
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	May 5, 2016
Thomas B. Miller	(Principal Financial and Accounting Officer)

