Form 10-K/A
period 2015-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2016-08-08
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-198073

Second Sight Medical Products, Inc.

(Exact name of registrant as specified in its charter)

California	02-0692322
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12744 San Fernando Road, Suite 400

Sylmar, California 91342

(818) 833-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, computed by reference to the closing sales price on the Nasdaq Global Select Market on that date, was approximately $183 million.

As of August 5, 2016, the registrant had 42,199,454 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Amendment No. 1 to the registrant’s annual report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to “Second Sight Medical Products,” “we,” “us,” “our” and similar references refer to Second Sight Medical Products, Inc. and its wholly-owned subsidiaries. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016, to amend in its entirety Item 9A: CONTROLS AND PROCEDURES of Part II of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing.

Except as described above, no other information in the Form 10-K has been changed or updated and this Amendment No. 1 continues to speak as of the date of the Original Filing. This Amendment No. 1 is part of the Original Filing and should be read in conjunction with the Form 10-K. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

i

PART II

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer ("CEO") and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report. In light of the material weaknesses in internal control over financial reporting described below, we completed substantive procedures, including validating the completeness and accuracy of the underlying data used for information as presented in the Original Filing.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act we are not required to comply with Section 404(b) because we are an “emerging growth company”.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 that was based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included the evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, critical accounting policies and our overall control environment. Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

During its December 31, 2015 audit, our independent registered public accounting firm communicated to management and our audit committee that it identified material weaknesses in our internal control over financial reporting due to audit adjustments identified with respect to revenue, accrued expenses, inventory and stock based compensation. While management recorded and properly adjusted all journal entries in the course of the audit process, we inadvertently did not disclose these weaknesses in the Original Filing, pursuant to Rule 13a-15 of the Exchange Act, and did not set forth appropriate conclusions in the Original Filing about the effectiveness of our internal control over financial reporting as of December 31, 2015.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our auditors identified the following material weaknesses as of December 31, 2015:

•	Control over Financial Reporting. We did not consistently perform timely reconciliation of certain accounts, including revenue, deferred revenue, inventory, and stock-based compensation expense. This resulted in the incorrect recording of certain revenue and expenses that required various adjusting entries that we timely and fully recorded as part of the audit process.

•	Tracking of Back-up Prosthesis Units. For every surgery, we ship a back-up prosthesis unit along with the primary unit in case the primary unit cannot be used for some reason. Following the surgery the unused unit is returned to us. We did not consistently follow internal procedures regarding the tracking and recordation of returned prosthesis units and the exchange of primary units for back-up units with our customers. When uncorrected this resulted in an understatement of cost of sales and an overstatement of inventory that required various adjusting entries that we timely and fully recorded as part of the audit process.

While we deem these deficiencies in aggregate to be material weaknesses in our internal control over financial reporting, these weaknesses did not result in or require a restatement of our financial statements as of and for the year ended December 31, 2015 as presented in the Original Filing. All such adjustments that were identified as a result of those weaknesses were made prior to the filing of the Original Filing in connection with the audit of those financial statements by our registered independent accounting firm.

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we have taken the following remediation measures:

•	Control over Financial Reporting. We have implemented additional processes and procedures surrounding the closing process, including the preparation and review of journal entries and account reconciliations to ensure accuracy of financial reporting including timely account reconciliation review. We have adopted further procedures and review processes surrounding revenue, deferred revenue, inventory and stock-based compensation that will reduce end of accounting period adjustments. We also plan to implement a software application that will help us to automate controls surrounding the closing process, including the review of journal entries and account reconciliations.

•	Control over Tracking of Back-up Prosthesis Units. We conducted a multi-departmental review of how we track our back-up prosthesis units and implemented a manual monthly reconciliation procedure among accounting, billing and inventory management. During the second quarter of 2016, we will be implementing a software solution that allows us to track back-up units that are sent to customers and facilitates proper tracking and accounting for these units. Additionally, we continue to perform a manual reconciliation of the back-up units.

Our CEO and CFO, along with other key members of management, are and will be active participants in these remediation processes. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. During fiscal year 2016, management will test and evaluate the implementation of these new processes and procedures to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements.

(b) Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statement schedules and exhibits filed as part of this Amendment are as follows:

(a)(3) Exhibits

The exhibits required to be filed as part of this Amendment are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECOND SIGHT MEDICAL PRODUCTS, INC.

Date: August 8, 2016	By:	/s/ Will McGuire
Will McGuire President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Second Sight Medical Products, Inc., hereby severally constitute and appoint Will McGuire and Tom Miller our true and lawful attorneys, with full power to them to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Second Sight Medical Products, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Will McGuire	President, Chief Executive	August 8, 2016
Will McGuire	Officer and Director (Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	August 8, 2016
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Robert J. Greenberg	Chairman of the Board of	August 8, 2016
Robert J. Greenberg M.D., Ph.D.	Directors

/s/ Gregg Williams	Director	August 4, 2016
Gregg Williams

/s/ William J. Link	Director	August 8, 2016
William J. Link

/s/ Aaron Mendelsohn	Director	August 8, 2016
Aaron Mendelsohn

Director
Matthew Pfeffer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.