Form 10-Q/A
period 2016-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2016-08-08
CIK 1266806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

 ________________________________

FORM 10-Q/A

(Amendment No. 1)

________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

Or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________to _____________

Commission File Number: 333-198073

________________________________

Second Sight Medical Products, Inc.

(Exact name of registrant as specified in its charter)

________________________________

California (State or other jurisdiction of incorporation or organization)	02-0692322 (IRS Employer Identification No.)

12744 San Fernando Road, Suite 400

Sylmar, California 91342

(818) 833-5000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

 ________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Non-accelerated filer	☐ ☐	(Do not check if a smaller reporting company)	Accelerated filer Smaller reporting company	☒ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)	Yes ☐	No ☒

As of August 5, 2016, the registrant had 42,199,454 shares of common stock outstanding.

EXPLANATORY NOTE

Second Sight Medical Products, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) for the purpose of (1) amending Item 4 of Part I in its entirety and (2) re-filing Exhibits 31.1 and 31.2 to include a portion of the text required in paragraph 4 of the Section 302 certifications (specifically, a portion of the introductory language of paragraph 4), which was inadvertently omitted from the Section 302 certification included with the original Form 10-Q filed with the Securities and Exchange Commission on May 6, 2016 (the “Original Filing”).

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are also filing new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any other disclosures.

Except as described above, no other information in the Form 10-Q has been changed or updated and this Amendment No. 1 to the Form 10-Q continues to speak as of the date of the Original Filing. This Amendment No. 1 is part of the Original Filing and should be read in conjunction with the Form 10-Q. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

PART I – FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of March 31, 2016, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

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

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, and new actions which have since been initiated, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year then ended however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable and to provide reasonable assurance that they will prevent as detect material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended March 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Second Sight Medical Products, Inc. (Registrant) /s/ Jonathan Will McGuire
Date: August 8, 2016	Jonathan Will McGuire Chief Executive Officer and Director (Principal Executive Officer) /s/ Thomas B. Miller
Date: August 8, 2016	Thomas B. Miller Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

5