Form 10-Q
period 2016-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2016-08-08
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the issuer had 42,199,454 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$184	$239
Money market funds	23,691	15,721
Accounts receivable, net	677	1,501
Inventories, net	7,367	8,209
Prepaid expenses and other current assets	626	1,094

Total current assets	32,545	26,764

Property and equipment, net	1,525	1,432
Deposits and other assets	51	49

Total assets	$34,121	$28,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671	$710
Accrued expenses	1,766	2,068
Accrued compensation expense	1,676	2,069
Accrued clinical trial expenses	551	616
Deferred revenue	263	322
Deferred grant revenue	1,105	2,197

Total current liabilities	6,032	7,982

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 42,199 and 35,942 at June 30, 2016 and December 31, 2015, respectively	186,618	166,049
Common stock to be issued	22	205
Additional paid-in capital	29,012	27,277
Notes receivable to finance stock option exercises	(3)	(5)
Accumulated other comprehensive loss	(558)	(581)
Accumulated deficit	(187,002)	(172,682)

Total stockholders’ equity	28,089	20,263

Total liabilities and stockholders’ equity	$34,121	$28,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$1,037	$2,661	$2,090	$4,361
Cost of sales	3,241	1,569	4,153	2,865
Gross profit (loss)	(2,204)	1,092	(2,063)	1,496

Operating expenses:
Research and development, net of grants	916	849	1,678	1,896
Clinical and regulatory	568	892	1,346	1,559
Selling and marketing	2,199	2,298	4,211	4,293
General and administrative	2,620	2,000	5,030	3,656
Total operating expenses	6,303	6,039	12,265	11,404

Loss from operations	(8,507)	(4,947)	(14,328)	(9,908)
Interest income	3	1	8	1
Other income, net	—	24	—	28

Net loss	$(8,504)	$(4,922)	$(14,320)	$(9,879)

Net loss per common share – basic and diluted	$(0.23)	$(0.14)	$(0.39)	$(0.28)

Weighted average common shares outstanding – basic and diluted	37,540	35,522	36,756	35,413

The accompanying notes are an integral part of these condensed consolidated financial statements

4

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(8,504)	$(4,922)	$(14,320)	$(9,879)

Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	56	23	(2)
Comprehensive loss	$(8,534)	$(4,866)	$(14,297)	$(9,881)

The accompanying notes are an integral part of these condensed consolidated financial statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

 (In thousands)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(14,320)	$(9,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	203	158
Stock-based compensation	1,682	1,061
Bad debt expense	191	—
Excess inventory reserve	1,523	—
Common stock issuable for services	141	147
Changes in operating assets and liabilities:
Accounts receivable	627	(501)
Inventories	(659)	(1,083)
Prepaid expenses and other assets	469	(186)
Accounts payable	(39)	(182)
Accrued expenses	(313)	505
Accrued compensation expenses	(394)	271
Accrued clinical trial expenses	(65)	21
Deferred revenue	(61)	305
Deferred grant revenue	(1,092)	(530)
Net cash used in operating activities	(12,107)	(9,893)

Cash flows from investing activities:
Purchases of property and equipment	(295)	(292)
(Investment) proceeds from money market funds	(7,968)	7,820
Net cash provided by (used) in investing activities	(8,263)	7,528

Cash flows from financing activities:
Net proceeds from rights offering	19,483	—
Proceeds from exercise of options, warrants and employee stock purchase plan options	816	2,279
Payment of employment taxes related to stock option exercises	—	(124)
Net cash provided by financing activities	20,299	2,155

Effect of exchange rate changes on cash	16	(2)

Cash:
Net decrease	(55)	(212)
Balance at beginning of period	239	619
Balance at end of period	$184	$407

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$53	$—

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Six Months Ended June 30, 2016 and 2015

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

The Company’s financial statements have been presented on the basis that its business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on the Company’s operating capital resources and uncertain demand for its products. The Company has incurred recurring operating losses and negative operating cash flows since inception, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. The Company’s independent registered public accounting firm, in its report on the Company’s 2015 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. As a result of the rights offering in June 2016, as described below, management believes it has sufficient resources to fund the operations for at least the next twelve months.

In June 2016, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the rights offering. The Company evaluated the financial impact of FASB ASC 260, “Earnings per Share,” which states, among other things, that if a rights issue is offered to all existing stockholders at an exercise price that is less than the fair value of the stock, then the weighted average shares outstanding and basic and diluted earnings per share shall be adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. The Company determined that the application of this specific provision of ASC 260 was immaterial to previously issued financial statements and, therefore, did not retroactively adjust previously reported weighted average shares outstanding and basic and diluted earnings per share.

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

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 of the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In June 2016 the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

Customer Concentration

During the three and six months ended June 30, 2016 and 2015 (unaudited), the following customers comprised more than 10% of revenues:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Customer 1	17%	3%	9%	7%
Customer 2	13%	14%	18%	18%
Customer 3	13%	0%	6%	2%
Customer 4	13%	0%	6%	0%
Customer 5	9%	16%	4%	12%
Customer 6	9%	14%	4%	8%
Customer 7	9%	1%	16%	1%
Customer 8	0%	10%	0%	7%

As of June 30, 2016 and December 31, 2015, the following customers comprised more than 10% of accounts receivable:

	June 30,	December31,
	2016	2015
	(unaudited)
Customer 1	45%	17%
Customer 2	14%	0%
Customer 3	13%	19%
Customer 4	13%	2%
Customer 5	10%	3%
Customer 6	2%	10%
Customer 7	0%	10%
Customer 8	0%	10%

Geographic Concentration

During the three and six months ended June 30, 2016 and 2015 (unaudited), regional revenue, based on customer location, consisted of the following:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

United States	56%	54%	45%	40%
Italy	29%	17%	27%	25%
France	8%	15%	8%	21%
Saudi Arabia	6%	0%	3%	0%
Netherland	0%	5%	0%	3%
Turkey	0%	3%	8%	2%
Germany	0%	3%	4%	5%

Sources of Supply

Several of the components, materials and services used in the Company’s current Argus II product are available from only one supplier, and substitutes for these items cannot be obtained easily or would require substantial design or manufacturing modifications. Any significant problem experienced by one of the Company’s sole source suppliers could result in a delay or interruption in the supply of components to the Company until that supplier cures the problem or an alternative source of the component is located and qualified. Even where the Company could qualify alternative suppliers, the substitution of suppliers may be at a higher cost and create time delays that impede the commercial production of the Argus II and impact the Company’s abilities to deliver its products as may be timely required to meet demand.

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2016 (unaudited) and December 31, 2015 include assets amounting to $2,372,000 and $3,041,000, respectively, relating to operations of the company’s subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at June 30, 2016 and December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3

June 30, 2016 (unaudited):
Money market funds	$23,691	$23,691	$—	$—

December 31, 2015:
Money market funds	$15,721	$15,721	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$524	$575
Work in process	5,640	5,028
Finished goods	3,238	3,156

	9,402	8,759

Allowance for excess and obsolescence	(2,035)	(550)
Inventories, net	$7,367	$8,209

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Laboratory equipment	$3,526	$3,369
Computer hardware and software	2,098	1,960
Leasehold improvements	508	508
Furniture, fixtures and equipment	135	135

	6,267	5,972
Accumulated depreciation and amortization	(4,742)	(4,540)

Property and equipment, net	$1,525	$1,432

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

As of June 30, 2016, the Company identified investors who had perfected and maintained Long Term Investor Rights in 1,185,177 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on NASDAQ during any consecutive 90 day period ended on or before June 30, 2016 was $13.96. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, would be entitled to 0.2894 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate maximum of 343,031 shares that are potentially issuable by the Company pursuant to the Long Term Investor Right at such date. The actual number of common shares issuable pursuant to the Long Term Investor Right is dependent on the future stock price of the Company over the two year period subsequent to the November 24, 2014 closing date of the IPO, and could be as high as 343,031 shares and as low as zero shares.

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

7. Equity Securities

Common Stock Issuable

Beginning with services rendered in 2014, and with payments in June 2015 and 2016, non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of June, 30, 2016, the Company accrued $22,000 for these services, which equates to 5,802 shares. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At June 30, 2016 and 2015 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive (in thousands).

	June 30,	June 30,
	2016	2015

Long Term Investor Rights	343	497
Underwriter’s warrants	802	805
Warrants associated with convertible debt	1,038	1,043
Common stock options	3,588	3,073
Restricted stock units	190	—
Employee stock purchase plan	121	26

Total	6,082	5,444

8. Warrants

A summary of warrant activity for the six months ended June 30, 2016 (unaudited) is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2015	1,840	$7.72	2.80
Granted	—
Exercised	—
Forfeited or expired	—

Warrants outstanding at June 30, 2016	1,840	$7.72	2.31

Warrants exercisable at June 30, 2016	1,840	$7.72	2.31

The intrinsic value of warrants outstanding at June 30, 2016 was $0. During the six months ended June 30, 2016, no warrants were exercised.

9. Stock-Based Compensation

Under the 2003 Plan, as restated in June 2011, the Company was authorized to issue options covering up to 3,500,000 common stock shares. Effective June 1, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares with respect to which options may be granted under the 2011 Plan is 7,500,000 shares, which is offset and reduced by options previously granted under the 2003 Plan. The option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over either four or five years and expire ten years from the grant date. Both plans provide for accelerated vesting if there is a change of control, as defined in the plans.

A summary of stock option activity for the six months ended June 30, 2016 (unaudited) is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2015	3,472	$8.01	6.39
Granted	526	$4.48
Exercised	(96)	$5.00
Forfeited or expired	(314)	$9.79

Options outstanding at June 30, 2016	3,588	$7.41	6.63

Options exercisable at June 30, 2016	1,603	$5.84	3.91

The estimated aggregate intrinsic value of stock options exercisable at June 30, 2016 was $0. As of June 30, 2016, there was $7.6 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.94 years.

On January 1, 2015, the Company’s current Chairman, who at the time was the Chief Executive Officer, exercised stock options on a cashless basis to purchase 59,063 shares of common stock at an exercise price of $4.75 per share. Based on the closing market price of the Company’s common stock of $10.26 on December 31, 2014, the Chief Executive Officer tendered 27,344 shares of common stock that he owned to satisfy the aggregate exercise price and surrendered 12,055 shares of common stock to satisfy the related $123,684 income and payroll tax withholding amounts related to the transaction.

During the six months ended June 30, 2016, the Company granted stock options to purchase 495,973 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $4.10 to $5.16 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,058,000 ($1.98 to $2.47 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.52% to 1.87%, and an expected dividend rate of 0%.  During the six months ended June 30, 2016, the Company issued 95,493 shares of common stock through exercise of stock options that resulted in net proceeds of $479,000.

During the six months ended June 30, 2016 the Company granted stock options to purchase 30,000 shares of common stock to an outside attorney in connection with his services relating to the Company’s rights offering to stockholders. The options are exercisable for a period of four years from the date of grant at a price of $5.23 per share, which was 125% of the fair value of the Company’s common stock on the grant date of January 14, 2016. As of June 30, 2016, all of the options have vested. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $53,000 ($1.77 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.87%, and an expected dividend rate of 0%.  The cost of these shares was treated as an issuance cost of the offering and was deducted from the gross proceeds from the offering.

During the first quarter of 2016, the Company recorded a charge of $55,000 to extend the exercise period of 98,681 vested options for one employee who resigned and became a consultant for the Company. All unvested options for this employee were terminated when this employee ceased full-time employment with the Company.

On May 10, 2016, the stockholders approved amendments to the Company’s 2011 Equity Incentive Plan that (i) increase the maximum number of shares of common stock that may be issued under the Plan from 6.0 million shares to 7.5 million shares, (ii) allow issuance of Restricted Stock Units, and (iii) permit repricing and exchanges of options at the discretion of the Board of Directors.

The Company adopted an employee stock purchase plan (“ESPP”) in June 2015 for all eligible employees. Under the ESPP, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At June 30, 2016, 154,225 shares had been issued under the plan. Proceeds from the purchase of stock under the plan totaled $337,000 for the six months ended June 30, 2016.

The following table summarizes Restricted Stock Unit (RSU) activity for the six months ended June 30, 2016 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2015	190	$12.43
Awarded	-	-
Vested	-	-
Forfeited/canceled	-	-
Outstanding as of June 30, 2016	190	$12.43

As of June 30, 2016, there was $1,848,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 3.13 years.

The total stock-based compensation recognized for stock-based awards granted under the 2003 Plan and the 2011 Plan in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (unaudited) is as follows (in thousands):

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost of sales	$87	$62	$165	$162
Research and development	83	38	160	118
Clinical and regulatory	45	52	93	121
Selling and marketing	(124)	96	(15)	185
General and administrative	645	316	1,279	475
Total	$736	$564	$1,682	$1,061

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2015 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 11, 2016 and as amended in a filing with the Commission on August 8, 2016. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

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

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, and Turkey in 2015. We have full regulatory approval to sell in these regions. We sell primarily through our direct sales force, but use distributors in Spain and Turkey. We recently signed distribution agreements in Argentina, Iran and Taiwan. We are at various stages of discussions with a number of other distributors for other countries outside of the U.S.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and product revenue generated by the sale of our Argus II System. During the years ended December 31, 2015 and 2014 and the six months ended June 30, 2016, we funded our business primarily through:

•	Revenue of $2.1 million in the first six months of 2016, and $8.9 million and $3.4 million in 2015 and 2014, respectively, generated by sales of our Argus II System,
•	A $4.1 million grant under Joint Research and Development Agreement with The Johns Hopkins University Applied Physics Laboratory in 2014,
•	Issuance of common stock in private placements aggregating $9.1 million in 2014,
•	Issuance of common stock in our initial public offering in November 2014, which generated net proceeds of $34.2 million of cash after offering expenses.
•	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million of cash after offering expenses.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. The Company’s independent registered public accounting firm, in its report on the Company’s 2015 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

In June 2016, we successfully completed a Rights Offering to existing shareholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share. Based upon this funding, management believes that it has sufficient resources to fund the operations for at least the next twelve months.

Insurance Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our future commercial success. Due to the cost of the Argus II System, our sales would be limited without the availability of third party reimbursement.

In the U.S., coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. Coverage and payment vary by payer. Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare Fee-for-Service (FFS) or Medicare Advantage. A small percentage of U.S. patients are covered by commercial insurers.

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. As of June 30, 2016, five of 12 MACs (including 17 states, Puerto Rico and U.S. Virgin Islands) have made positive coverage decisions for the Argus II. For calendar 2016, the Centers for Medicare & Medicaid Services (CMS) established a hospital outpatient payment rate of $95,000 for both the procedure and the Argus II Retinal Prosthesis System. On July 6, 2016, CMS posted the proposed rules for the 2017 Medicare Hospital Outpatient Prospective Payment System and proposed a calendar 2017 Medicare hospital outpatient payment rate of approximately $150,000 for the Argus II and the associated surgical implantation procedure. The proposed rules, including the proposed Medicare hospital outpatient rate, were posted for public comment. No assurance can be made that the final Medicare hospital outpatient payment rate for 2017 will not differ substantially from this proposed rate. Prior to 2016, the Argus II was classified as having pass-through payment status and the device was paid separately from the procedure.

•	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and Ambulatory Surgery Centers (ASCs) may negotiate Medicare Advantage contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation

•	Commercially insured patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare decisions and contracts are individually negotiated with facility and physician providers.

For the second quarter of 2016, four individuals in the US received and were implanted with the Argus II technology. Of these, three were Medicare FFS patients and one was a Medicare Advantage patient.

The Agency for Healthcare Research and Quality, or AHRQ, which is an agency of the Department of Health and Human Services, is conducting a Technology Assessment that will provide an overview of retinal prosthesis systems (RPSs). On May 18, 2016, AHRQ published a draft of its assessment entitled, Retinal Prostheses in the Medicare Population. This assessment evaluated all retinal prosthesis systems and examined the availability of evidence for each. The draft concluded that the strength of the evidence was insufficient to estimate the proportion of patients who will benefit from an RPS. It is important to note that the literature review combined all retinal prosthesis systems, whether in concept phase or in development, and came to a single conclusion about the strength of the evidence as noted in this draft assessment. Comments have been submitted by various stakeholders, including Second Sight, and it is anticipated that the AHRQ technology assessment final report will be published in the next few months. A description of the draft Health Technology Assessment can be found at http://www.ahrq.gov/sites/default/files/wysiwyg/research/findings/ta/retinalprostheses/eye1215-retinal-prosthesis-draft-report.pdf. No assurance can be given as to what impact, if any, this report may have on us.

Based on a review of three-year clinical data, in June 2016 the Ontario Health Technology Committee (OHTAC) recommended that Health Quality Ontario (HQO) should not publicly fund the Argus II. HQO is the agency mandated to advise government and health care providers on evidence to support healthcare solutions in Ontario, Canada. OHTAC recommended that HQO review the evidence for retinal prosthesis systems in 1 year to re-evaluate the clinical effectiveness. To date, all Argus II implants in Canada have been privately funded.

Within Europe, we have obtained reimbursement approval in Germany, France and parts of Italy. We also are seeking reimbursement approval in other countries including the United Kingdom, Belgium, Netherlands, Switzerland and Turkey.

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

To date, we have not faced traditional sales challenges in any of our markets, largely due to the currently unmet clinical need and the lack of any other commercially available device or competitive treatment for RP-caused profound blindness. However, we believe that recently we may have lost commercial implant opportunities in France and Germany due to patients electing to wait or to participate in clinical trials for new products from other manufacturers that are seeking regulatory approval or reimbursement. We have faced what we believe are unfair and illegal marketing practices by our competitors and certain European courts have granted us six preliminary injunctions against two European companies. As these competitive implant technologies expand their clinical trials, or gain regulatory approval, gain national reimbursement and gain market acceptance, they may have or cause an adverse impact on our business in several European countries. Currently, we are not aware of any existing clinical trials in the U.S. market.

Our marketing activities continue to focus on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. We believe we are differentiating our product by highlighting the Argus II’s unmatched durability in long term trials, the large number of centers performing implants, the relative availability of reimbursement, and the fact that over 200 Argus II units have been implanted, making it by far the most performed solution among those available. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the US, our efforts in 2016 include media ads dedicated to RP patients and their families. These ads are being placed in geographic areas where we have proven implanting centers and established reimbursement. As a result of the above efforts, as of June 30, 2016, the Company had a patient interest list in the U.S. with over 150 conditionally qualified individuals.

Product and Clinical Development Plans

In the first half of 2016, we introduced new clinical software that is used for programming the Argus II that we believe helps clinicians with the initial programming and follow-up training of patients. In early 2017, we plan to introduce new eyewear (including camera) and a more powerful VPU that will allow us to implement various software enhancements and an improved user interface. The new, more sophisticated software enhancements may improve the quality and usefulness of the vision provided by Argus II. Commercial rollouts of the software enhancements are dependent on outcomes of testing and additional regulatory approvals.

Currently, our Argus II System is approved for persons suffering from RP. We believe we may be able to expand the market for the Argus II System beyond RP to patients with severe to profound vision loss due to dry age-related macular degeneration, or AMD. We have enrolled and implanted five patients in a pilot study to evaluate the safety and benefit of the Argus II System for use in persons suffering from AMD. Based on the results from this study, we may decide to begin a larger scale efficacy trial. The size and timing of the pivotal study are dependent on multiple factors including the actual subset of AMD patients we target and whether we decide to modify the Argus II system prior to commencing a pivotal study. The subset of patients will influence the regulatory and reimbursement pathways, the size of the study and the length of time required to enroll the study. The company is also evaluating the potential benefits of system changes optimized for AMD. No assurance can be given that we will be successful in any of these endeavors. If the Argus II System is successfully developed and approved for sale to treat AMD, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will significantly exceed our existing RP markets for the Argus II System.

We are also conducting preclinical development, including animal studies, of a product for cortical stimulation that we refer to as the Orion I visual cortical prosthesis (or “Orion I”), which we expect will be able to provide some vision restoration to individuals with almost all unpreventable forms of blindness. Our objective in designing and developing the Orion I is to bypass the retina and optic nerve and to directly stimulate the visual cortex region of the brain. Human clinical testing is likely to take the form of a feasibility study followed by a premarket approval pivotal trial. The details of these trials will be determined collaboratively with the FDA at that time. We cannot accurately estimate the timing or exact cost of these trials at this time although we do plan to apply to the FDA to begin a feasibility study around the end of 2016. If the Orion I is successfully developed and approved for sale, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will greatly exceed our existing RP market for the Argus II System.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the six months ended June 30, 2016.

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

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess inventory, and other costs required to make our Argus II System at our Sylmar, California facility. Historically, our cost of sales has been greater than our revenues, which has resulted in gross losses. However, beginning in the second half of fiscal 2014 and continuing through the first quarter of 2016, due to higher revenues and increased manufacturing output and efficiencies, we began generating positive gross margins for the first time in our operating history. In the second quarter of 2016, due to lower revenues, lower production activity and a reserve for excess inventory, we once again recorded a gross loss. Our ability to generate a gross profit in the future will be dependent on our ability to (1) generate higher revenues and (2) to produce our product in sufficient amounts that will allow us to absorb all production costs in a given period and spread our costs over a larger production base, which will lower our cost per unit.

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

Comparison of the Three Months Ended June 30, 2016 and 2015

Net Sales. Net sales decreased by $1,624,000, or 61%, from $2,661,000 in the second quarter of 2015 to $1,037,000 in same period in 2016, primarily due to a decrease in implants and lower revenue per implant in the second quarter of 2016 compared to the prior year.

There were 11 Argus II Systems implanted in the second quarter of 2016, compared to 20 in the same period of the prior year. In Europe and the Middle East (EMEA), there were seven implants in the second quarter of 2016 compared to 13 in the second quarter of 2015. Of these, there was one implant in France during the second quarter of 2016 compared to five in the second quarter of 2015. We believe that the decline of implants in France in the current year is attributable, in part, to patients electing to wait or to participate in a clinical trial for a new product from a competitor.

In North America, there were four implants in the second quarter of 2016, with all occurring in the U.S. In the same period of the prior year there were seven implants in North America, with all seven implants occurring in the U.S. The decline in U.S. implants was due, in part, to the 2016 Medicare reimbursement level being reduced to $95,000, which is approximately $50,000 below our U.S. list price. We made the decision in late February 2016 to implement temporary discounts in the U.S., lasting through December 2016, to alleviate concerns of our customers that they would lose money on Argus II patient cases due to the difference between the device cost and the reimbursement amount. With this U.S. pricing issue addressed, and with the hiring of a new commercial vice president for the U.S. and Canada in March 2016, we expect that implant volumes in North America will rebound from current levels, and potentially grow, over the next few quarters.

Revenue recognized per implant was $94,000 in the second quarter of 2016 compared to $133,000 in the same period of the prior year. The lower revenue per implant reflects the reduced CMS reimbursement rate for 2016, the timing of revenue recognition due to certain deal terms and certain incentives provided to customers. For the balance of 2016, due to our temporary discounting strategy in the U.S., we expect the overall revenue per implant will be approximately $80,000 to $90,000. For 2017, with the proposed CMS hospital outpatient payment rate of $150,000 for U.S. Medicare patients, we would expect our average revenue per implant to increase to $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales increased by approximately $1,672,000, or 107%, from $1,569,000 in the second quarter 2015 to $3,241,000 in the second quarter of 2016, primarily from $973,000 of unabsorbed manufacturing costs and an increase in our reserve for excess inventory of approximately $1.5 million. Our gross margin was a negative 213% in the second quarter of 2016 compared to a positive 41% in the second quarter of 2015. We made the decision during the second quarter of 2016 to (1) increase inventory reserves for slow moving inventory, (2) reduce our production levels and (3) lay off six direct manufacturing personnel and reassign certain other indirect personnel to where the Company could better utilize their skills. As a result of the reduced production output, we are spreading our production costs over a lower number of units, which resulted in unabsorbed production variances that we recognized as period costs in the second quarter. We will continue to monitor our inventory levels and sales volume, and at the appropriate time we will increase production of Argus II units and components. Until then, we will utilize a significant portion of our manufacturing resources to support our research and development efforts.

Research and development expense. Research and development expense, net of grant revenue, increased by $67,000, or 8%, to $916,000 in the second quarter of 2016 compared to $849,000 in the second quarter of 2015. In the second quarter of 2016, we utilized $705,000 of grant funds to offset costs compared to $512,000 in the prior year period. Excluding the effect of grants, research and development expense increased by $260,000 in the current year quarter, primarily due to an increase in expenditures for next generation prototypes. We expect research and development costs to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future cortical implant product.

Clinical and regulatory expense. Clinical and regulatory expense decreased $324,000, or 36%, from $892,000 in the second quarter of 2015 to $568,000 in the same period of 2016. This decrease is primarily attributable to lower clinical trial costs reflecting decreased new enrollment in post-market studies being conducted in the U.S. and Europe. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense decreased $99,000, or 4%, from $2,298,000 in the second quarter of 2015 to $2,199,000 in the second quarter of 2016, due to lower salaries and a net credit for stock-based compensation in the second quarter of 2016 related to stock option forfeitures by a former employee. These cost reductions were, in part, offset by higher marketing expenses in the second quarter of 2016. While we expect selling and marketing costs to increase in the future as we increase our commercialization efforts, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $620,000, or 31%, from $2,000,000 in the second quarter of 2015 to $2,620,000 in the same period of 2016. This increase is primarily attributable to higher stock-based compensation charges, other compensation costs, and bad debt expense in the current year. Stock-based compensation charges in the second quarter of 2016 increased by $329,000 compared to the second quarter of 2015 primarily due to new-hire stock option and RSU grants made in August 2015 to our Chief Executive Officer.

Comparison of the Six Months Ended June 30, 2016 and 2015

Net Sales. Our net sales decreased from $4,361,000 in the first six months of 2015 to $2,090,000 in same period in 2016, a decrease of $2,271,000, or 52%. This decrease in net sales was due to a lower number of implants in 2016, and at a lower average amount of recognized revenue per implant than in the same period of the prior year.

Twenty-one Argus II Systems were implanted in the first six months of 2016 compared to 39 in the first six months of 2015. Of these, there were 15 implants in EMEA in the first six months of 2016 compared to 25 in the first six months of 2015. The decrease in EMEA is primarily attributable to a decline of implants in France and Italy, which combined accounted for 19 implants in the first six months of 2015, whereas there were nine implants in France and Italy in the first six months of 2016.

In North America, there were six implants in the first six months of 2016 compared to 14 implants in the same period of the prior year. As we strengthen our North American sales teams and resolve pricing uncertainties as described above, we expect to see our North American implants rebound and potentially grow over the next several quarters.

In the first six months of 2016, revenue recognized per implant was approximately $99,000 compared to approximately $112,000 in the same period of 2015. Average revenue per implant was lower in the first six months of 2016 compared to the first six months of 2015 primarily due to the lower Medicare reimbursement rate in the United States in 2016. In the United States, the amount of sales revenue recognized per unit has occasionally been limited due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition. For the balance of 2016, due to our temporary discounting strategy in the U.S., we expect our overall revenue per implant will be approximately $80,000 to $90,000. For 2017, with the proposed CMS reimbursement rate of $150,000 discussed above for U.S. Medicare patients, we would expect to have our average revenue per implant to increase to approximately $100,000 to $120,000, depending of the geographic mix of implants.

Cost of sales. Cost of sales increased from $2,865,000 in the first six months of 2015 to $4,153,000 in the first six months of 2016, an increase of $1,288,000 or 45%. This increase in cost of goods sold is due to a lower number of units shipped offset by our inventory reserve increase of $1.5 million. Our gross margin was a negative 99% in the first six months of 2016 compared to a positive 34% in the first six months of 2015. During the first half of 2016, our implant volume decreased while our inventory levels increased. We made the decision during the second quarter to (1) increase inventory reserves for slow moving inventory, (2) reduce our production levels and (3) lay off six direct manufacturing personnel and reassign certain other indirect personnel to where the Company could better utilize their skills. As a result of reducing our production output, we are spreading our overhead costs and remaining direct costs over a lower number of units, which results in a higher production cost per unit and unabsorbed overhead charges. We will continue to monitor our inventory levels and sales volume, and at the appropriate time we will increase production of Argus II units and components. Until then, we will utilize a significant portion our manufacturing resources to support research and development efforts.

Research and development expense. Research and development expense, net of grant revenue, decreased by $218,000, or 11%, from $1,896,000 in the first six months of 2015 to $1,678,000 in the first six months of 2016. In the first six months of 2016, we utilized $1,272,000 of grant funds to offset labor, consulting and overhead costs incurred versus $530,000 in the same period of 2015. Excluding this grant offset, there was an increase in research and development costs of $524,000, or 22%, primarily as a result of an increase in expenditures for next generation prototypes. The amount of expense recognized in future periods will vary depending on the amount of grant funding utilized in future periods.

Clinical and regulatory expense. Clinical and regulatory expense decreased by $213,000, or 14%, from $1,559,000 in the first six months of 2015 to $1,346,000 in the same period of 2016. This decrease is primarily attributable to a lower level of clinical and regulatory activity reflecting decreased new enrollment in post-market studies being conducted in the US and Europe. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess further enhancements to our existing product, and to continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense decreased by $82,000, or 2%, from $4,293,000 in the first six months of 2015 to $4,211,000 in the same period of 2016, due to lower salaries and lower stock-based compensation in the first half of 2016 related to stock option forfeitures by a former employee. These cost reductions were, in part, offset by higher marketing expenses in the first half of 2016. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased by $1,374,000, 38%, from $3,656,000 in the first six months of 2015 to $5,030,000 in the same period of 2016. This increase is primarily attributable to higher costs for salaries, benefits, outside services, and stock-based compensation charges. While we expect general and administrative costs to increase in the future, we expect these expenses to grow at a slower rate than in the past twelve months.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis of our being a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above). In June 2016, the Company successfully completed a Rights Offering to existing shareholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share. Based upon this funding, management believes that it has sufficient resources to fund the business for at least the next twelve months.

Cash and money market funds increased by $7,915,000, or 50%, from $15,960,000 at December 31, 2015 to $23,875,000 at June 30, 2016. Working capital was $26,513,000 at June 30, 2016, as compared to $18,782,000 at December 31, 2015, an increase of $7,731,000, or 41%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first six months of 2016, we used $12,107,000 of cash in operating activities, consisting primarily of a net loss of $14,320,000, offset by non-cash charges of $3,740,000 for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt expense and common stock issuable and increased by a net change in operating assets and liabilities of $1,527,000. This compares to the first six months of 2015, we used $9,893,000 of cash in operating activities, consisting primarily of a net loss of $9,879,000, offset by non-cash charges of $1,366,000 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable, and increased by a net change in operating assets and liabilities of $1,380,000.

Cash Flows from Investing Activities

Investing activities in the first six months of 2016 used $8,263,000 of cash, reflecting $7,968,000 used by the purchase of money market investments and $295,000 used for the purchase of equipment. This compares to the first six months of 2015 when investing activities provided $7,528,000, reflecting $7,820,000 in proceeds from the sales of money market investments, offset by $292,000 for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $20,299,000 of cash in the first six months of 2016, $19,483,000 from the Rights Offering and $479,000 from the exercise of stock options and $337,000 from the proceeds from sale of stock for the ESPP plan. Financing activities provided $2,155,000 of cash in first six months of 2015, $2,279,000 from the exercise of stock options and warrants offset by $124,000 of cash used to satisfy the related income and payroll tax withholding amounts related to stock option exercises for our current chairman, who at the time was our chief executive officer.

Since our inception, we have generated limited revenues from the sale of products and have financed our operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and grants from government agencies and other institutions.  In June 2016, we raised $19.8 million in gross proceeds from a Rights Offering to existing shareholders, net cash proceeds were $19.5 million net of cash offering costs, selling 5,978,465 shares of common stock at $3.315 per share. Based upon this funding, management believes that it has sufficient resources to fund the business for at least the next twelve months. Although our objective is to increase revenues from product sales in an amount sufficient to reach operating and cash flow breakeven levels, there can be no assurances that we will be successful in this regard.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2016, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the six months ended June 30, 2016, approximately 48% of our revenue was denominated in U.S. dollars, 47% in Euros, and 5% in Canadian dollars. In the same time period the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of June 30, 2016, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

•	Control over Financial Reporting. We have implemented additional processes and procedures surrounding the closing process, including the preparation and review of journal entries and account reconciliations to ensure accuracy of financial reporting including timely account reconciliation review. We have adopted further procedures and review processes surrounding revenue, deferred revenue, inventory and stock-based compensation that will reduce end of accounting period adjustments. We also plan to implement a software application that will help us to automate controls surrounding the closing process, including the review of journal entries and account reconciliations.

•	Control over Tracking of Back-up Prosthesis Units. We conducted a multi-departmental review of how we track our back-up prosthesis units and implemented a manual monthly reconciliation procedure among accounting, billing and inventory management. During the second quarter of 2016, we have implemented a software solution that allows us to track back-up units that are sent to customers and facilitates proper tracking and accounting for these units. Additionally, we continue to perform a manual reconciliation of the back-up units.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as amended and new actions which have since been initiated, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year then ended however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable and to provide reasonable assurance that they will prevent or detect material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 11, 2016.

We will need to further develop and maintain our internal control over financial reporting. If we continue to have our internal controls over financial reporting that are not effective, it may adversely affect investor confidence in our company.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to furnish in our annual Report on Form 10-K a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of each fiscal year. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

In response to identified material weaknesses in our internal control over financial reporting, we are continuing to develop and improve our system and process documentation necessary to perform the evaluation needed to comply with Section 404. For example, in connection with the audit of our consolidated financial statements for fiscal 2015, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm identified the following material weaknesses during its audit:

•	Control over Financial Reporting. We did not consistently perform timely reconciliation of certain accounts, including revenue, deferred revenue, inventory, and stock-based compensation expense. This resulted in the incorrect recording of certain revenue and expenses that required various adjusting entries which we timely and fully recorded as part of the audit process.

•	Tracking of Back-up Prosthesis Units. For every surgery, we ship a back-up prosthesis unit along with the primary unit in case the primary unit cannot be used for some reason. Following the surgery the unused unit is returned to us. We did not consistently follow internal procedures regarding the tracking and recordation of returned prosthesis units and the exchange of primary units for back-up units with our customers. When uncorrected this resulted in an understatement of cost of sales and an overstatement of inventory that required various adjusting entries that we timely and fully recorded as part of the audit process.

We are continuing to remedy these material weaknesses.

If we continue to be unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or the SEC.

As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

We are a company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the audit of our consolidated financial statements for fiscal 2015, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the U.S. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses that our independent registered public accounting firm identified related to our failure to (i) consistently perform timely reconciliations, and (ii) consistently follow proper procedures regarding the tracking and recordation of back-up prosthesis units that were sent along with the primary unit in case the primary unit could be used for some reason.

During the current fiscal year, we have taken and are continuing to take steps to remedy the above material weaknesses. Our remediation plan is described in greater detail in Item 4 of Part I of this report. We cannot assure you that our remediation efforts will be successful.

This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to a variety of risks and uncertainties.

Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K and Form 10K/A for the year ended December 31, 2015.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	August 8, 2016
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	August 8, 2016
Thomas B. Miller	(Principal Financial and Accounting Officer)

