Form 10-Q
period 2016-09-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2016-11-04
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, the issuer had 42,246,954 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$277	$239
Money market funds	17,546	15,721
Accounts receivable, net	447	1,501
Inventories, net	5,810	8,209
Prepaid expenses and other current assets	603	1,094
Total current assets	24,683	26,764

Property and equipment, net	1,527	1,432
Deposits and other assets	55	49
Total assets	$26,265	$28,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$694	$710
Accrued expenses	1,711	2,068
Accrued compensation expenses	2,055	2,069
Accrued clinical trial expenses	555	616
Deferred revenue	195	322
Deferred grant revenue	456	2,197
Total current liabilities	5,666	7,982

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	-	-
Common stock, no par value, 200,000 shares authorized; shares issued and outstanding: 42,247 and 35,942 at September 30, 2016 and December 31, 2015, respectively	186,618	166,049
Common stock to be issued	87	205
Additional paid-in capital	29,911	27,277
Notes receivable to finance stock option exercises	(2)	(5)
Accumulated other comprehensive loss	(524)	(581)
Accumulated deficit	(195,491)	(172,682)
Total stockholders' equity	20,599	20,263

Total liabilities and stockholders' equity	$26,265	$28,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$1,180	$2,227	$3,270	$6,588
Cost of sales	2,615	757	6,768	3,622
Gross profit (loss)	(1,435)	1,470	(3,498)	2,966

Operating expenses:
Research and development, net of grants	1,588	593	3,266	2,490
Clinical and regulatory	609	984	1,955	2,543
Selling and marketing	2,262	2,132	6,473	6,425
General and administrative	2,605	2,423	7,635	6,079
Total operating expenses	7,064	6,132	19,329	17,537

Loss from operations	(8,499)	(4,662)	(22,827)	(14,571)

Interest income	11	-	19	1
Other income (expense), net	(1)	(4)	(1)	25

Net loss	$(8,489)	$(4,666)	$(22,809)	$(14,545)

Net loss per common share - basic and diluted	$(0.20)	$(0.13)	$(0.57)	$(0.41)

Weighted average common shares outstanding - basic and diluted	42,220	35,836	39,929	35,555

The accompanying notes are an integral part of these condensed consolidated financial statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(8,489)	$(4,666)	$(22,809)	$(14,545)

Other comprehensive income (loss):
Foreign currency translation adjustments	34	(70)	57	(72)
Comprehensive loss	$(8,455)	$(4,736)	$(22,752)	$(14,617)

The accompanying notes are an integral part of these condensed consolidated financial statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

 (In thousands)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(22,809)	$(14,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	311	231
Stock-based compensation	2,581	1,918
Bad debt expense	191	-
Excess inventory reserve	2,611	-
Common stock issuable for services	206	233
Changes in operating assets and liabilities:
Accounts receivable	874	(600)
Inventories	(166)	(2,416)
Prepaid expenses and other assets	492	195
Accounts payable	(16)	31
Accrued expenses	(377)	469
Accrued compensation expenses	(15)	888
Accrued clinical trial expenses	(61)	68
Deferred revenue	(135)	184
Deferred grant revenue	(1,741)	(1,308)
Net cash used in operating activities	(18,054)	(14,652)

Cash flows from investing activities:
Purchases of property and equipment	(406)	(578)
(Investment) proceeds from money market funds	(1,820)	12,599
Net cash provided by (used) in investing activities	(2,226)	12,021

Cash flows from financing activities:
Net proceeds from rights offering	19,483	-
Proceeds from the exercise of options, warrants and employee stock purchase plan options	816	2,476
Payment of employment taxes related to stock option exercises	-	(124)
Net cash provided by financing activities	20,299	2,352

Effect of exchange rate changes on cash	19	(72)
Cash:
Net increase (decrease)	38	(351)
Balance at beginning of period	239	619
Balance at end of period	$277	$268

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$53	$-

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months and Nine Months Ended September 30, 2016 and 2015

1.  Organization and Business Operations

Second Sight Medical Products, Inc. (“Second Sight” or “the Company”), was founded in 1998 as a limited liability company and was subsequently incorporated in the State of California in 2003. Second Sight develops, manufactures and markets implantable prosthetic devices that can restore some functional vision to patients blinded by outer retinal degenerations, such as Retinitis Pigmentosa.

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

In June 2016, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the rights offering. The Company believes that it has sufficient funds to last through the end of the second quarter of 2017. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital during the next several months. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which updates the guidance as to how certain cash receipts and cash payments should be presented and classified. The update is intended to reduce the existing diversity in practice. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected versus incurred credit losses for financial assets held. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2020 with early adoption permitted beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Customer Concentration

During the three and nine months ended September 30, 2016 and 2015 (unaudited), the following customers comprised more than 10% of revenues:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Customer 1	21%	0%	8%	1%
Customer 2	12%	6%	3%	2%
Customer 3	11%	12%	16%	15%
Customer 4	7%	13%	5%	8%
Customer 5	0%	13%	3%	10%
Customer 6	0%	0%	10%	1%

As of September 30, 2016 and December 31, 2015, the following customers comprised more than 10% of accounts receivable:

	September 30,	December31,
	2016	2015
	(unaudited)
Customer 1	37%	0%
Customer 2	29%	17%
Customer 3	21%	0%
Customer 4	15%	3%
Customer 5	0%	19%
Customer 6	0%	10%
Customer 7	0%	10%
Customer 8	0%	10%

Geographic Concentration

During the three and nine months ended September 30, 2016 and 2015 (unaudited), regional revenue, based on customer location, consisted of the following:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

United States	47%	56%	47%	46%
Germany	35%	4%	15%	5%
Italy	11%	12%	21%	20%
France	7%	11%	8%	18%
Canada	0%	13%	3%	6%
Turkey	0%	4%	5%	3%

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

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2016 (unaudited) and December 31, 2015 include assets amounting to $2,228,000 and $3,041,000, respectively, relating to operations of the Company’s subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at September 30, 2016 and December 31, 2015 (in thousands):

	Total	Level 1	Level 2	Level 3

September 30, 2016 (unaudited):
Money market funds	$17,546	$17,546	$—	$—

December 31, 2015:
Money market funds	$15,721	$15,721	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Raw materials	$470	$575
Work in process	4,920	5,028
Finished goods	3,499	3,156

	8,889	8,759

Allowance for excess and obsolescence	(3,079)	(550)
Inventories, net	$5,810	$8,209

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Laboratory equipment	$3,594	$3,369
Computer hardware and software	2,117	1,960
Leasehold improvements	533	508
Furniture, fixtures and equipment	135	135

	6,379	5,972
Accumulated depreciation and amortization	(4,852)	(4,540)

Property and equipment, net	$1,527	$1,432

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

As of September 30, 2016, the Company identified investors who had perfected and maintained Long Term Investor Rights in 1,181,927 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on NASDAQ during any consecutive 90 day period ended on or before September 30, 2016 was $13.96. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, would be entitled to 0.2894 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate maximum of 342,089 shares that are potentially issuable by the Company pursuant to the Long Term Investor Right at that date. The actual number of common shares issuable pursuant to the Long Term Investor Right is dependent on the future stock price of the Company over the two year period subsequent to the November 24, 2014 closing date of the IPO, and could be as high as 342,089 shares and as low as zero shares.

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

7. Equity Securities

Common Stock Issuable

Beginning with services rendered in 2014, and with payments in June 2015 and 2016, non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of September 30, 2016, the Company accrued $87,000 for these services, which equates to 26,274 shares. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At September 30, 2016 and 2015 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive (in thousands).

	September 30,	September 30,
	2016	2015

Long Term Investor Rights	342	412
Underwriter’s warrants	802	802
Warrants associated with convertible debt	1,038	1,038
Common stock options	3,669	3,505
Restricted stock units	142	190
Employee stock purchase plan	109	75

Total	6,102	6,022

Rights Offering

In June 2016, the Company completed a Rights Offering to existing stockholders by selling 5,978,465 shares of common stock. The Company evaluated the financial impact of FASB ASC 260, "Earnings per Share," which states, among other things, that if a rights issue is offered to all existing stockholders at an exercise price that is less than the fair value of the stock, then the weighted average shares outstanding and basic and diluted earnings per share shall be adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. The Company determined that the application of this specific provision of ASC 260 was immaterial to previously issued financial statements and, therefore, did not retroactively adjust previously reported weighted average shares outstanding and basic and diluted earnings per share.

8. Warrants

A summary of warrant activity for the nine months ended September 30, 2016 (unaudited) is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2015	1,840	$7.72	2.80
Granted	—
Exercised	—
Forfeited or expired	—

Warrants outstanding at September 30, 2016	1,840	$7.72	2.06

Warrants exercisable at September 30, 2016	1,840	$7.72	2.06

The intrinsic value of warrants outstanding at September 30, 2016 was $0. During the nine months ended September 30, 2016, no warrants were exercised.

9. Stock-Based Compensation

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

A summary of stock option activity for the nine months ended September 30, 2016 (unaudited) is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2015	3,472	$8.01	6.39
Granted	690	$4.33
Exercised	(96)	$5.00
Forfeited or expired	(397)	$9.03

Options outstanding at September 30, 2016	3,669	$7.28	6.45

Options exercisable at September 30, 2016	1,934	$6.54	4.40

The estimated aggregate intrinsic value of stock options exercisable at September 30, 2016 was $0. As of September 30, 2016, there was $6.9 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.84 years.

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

During the nine months ended September 30, 2016, the Company granted stock options to purchase 659,973 shares of common stock to certain employees and contractors. The options are exercisable for a period of ten years from the date of grant at prices ranging from $3.44 to $5.16 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,350,000 ($1.64 to $2.47 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.40% to 1.87%, and an expected dividend rate of 0%.  During the nine months ended September 30, 2016, the Company issued 95,493 shares of common stock through exercises of stock options that resulted in net proceeds of $479,000.

During the nine months ended September 30, 2016, the Company granted stock options to purchase 30,000 shares of common stock to an outside attorney in connection with his services relating to the Company’s rights offering to stockholders. The options have fully vested and are exercisable for a period of four years from the date of grant at a price of $5.23 per share, which was 125% of the fair value of the Company’s common stock on the grant date of January 14, 2016. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $53,000 ($1.77 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.87%, and an expected dividend rate of 0%.  The cost of these shares was treated as an issuance cost of the offering and was deducted from the gross proceeds from the offering.

During the first quarter of 2016, the Company recorded a charge of $55,000 to extend the exercise period of 98,681 vested options for one employee who resigned and became a consultant for the Company. All unvested options for this employee were terminated when this employee ceased full-time employment with the Company.

The following table summarizes Restricted Stock Unit (RSU) activity for the nine months ended September 30, 2016 (in thousands, except per share data):

		Weighted
		Average Grant
	Number	Date Fair Value
	of Awards	Per Share

Outstanding as of December 31, 2015	190	$12.43
Awarded	-	-
Vested	(48)	-
Forfeited/canceled	-	-
Outstanding as of September 30, 2016	142	$12.43

As of September 30, 2016, there was $1,699,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 2.88 years.

On August 18, 2016, of the 190,000 RSUs held by the Company’s Chief Executive Officer, 47,500 RSUs vested at a market price of $3.76 per share.

The Company adopted an employee stock purchase plan (“ESPP”) starting in June 2015 for all eligible employees. Under the ESPP, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At September 30, 2016, 154,225 shares had been issued under the plan. Proceeds from the purchase of stock under the plan totaled $337,000 for the nine months ended September 30, 2016.

The total stock-based compensation recognized for stock-based awards granted under the 2003 Plan and the 2011 Plan in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (unaudited) is as follows (in thousands):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of sales	$80	$103	$245	$265
Research and development	77	99	238	217
Clinical and regulatory	43	84	136	206
Selling and marketing	74	127	59	312
General and administrative	624	443	1,903	918
Total	$898	$856	$2,581	$1,918

10.  Litigation, Claims and Assessments

Fifteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe any successful challenges will have a material effect on the Company’s ability to manufacture and sell its products, or otherwise have a material effect on its operations.

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

Our current product, the Argus® II System, treats outer retinal degenerations, such as retinitis pigmentosa, which we refer to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately to blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By restoring some useful vision in patients who otherwise have total sight loss, the Argus II System can provide benefits which include:

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

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, and Turkey in 2015. We have full regulatory approval to sell in these regions. We sell primarily through our direct sales force, but use distributors in Saudi Arabia, Spain and Turkey. We recently signed distribution agreements in Argentina, Iran and Taiwan. We are at various stages of discussions with a number of other distributors for other countries outside of the U.S.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and product revenue generated by the sale of our Argus II System. During the years ended December 31, 2015 and 2014 and the nine months ended September 30, 2016, we funded our business primarily through:

•	Revenue of $3.3 million in the first nine months of 2016, and $8.9 million and $3.4 million in 2015 and 2014, respectively, generated by sales of our Argus II System,
•	A $4.1 million grant under Joint Research and Development Agreement with The Johns Hopkins University Applied Physics Laboratory in 2014,
•	Issuance of common stock in private placements aggregating $9.1 million in 2014,
•	Issuance of common stock in our initial public offering in November 2014, which generated net proceeds of $34.2 million of cash after offering expenses, and
•	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million of cash after offering expenses.

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

In June 2016, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the rights offering. The Company believes that it has sufficient funds to last through the end of the second quarter of 2017. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital during the next several months. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. As of September 30, 2016, five of 12 MACs (who collectively cover 17 states, Puerto Rico and U.S. Virgin Islands) have made positive coverage decisions for the Argus II. For calendar 2016, the Centers for Medicare & Medicaid Services (CMS) established a hospital outpatient payment rate of $95,000 for both the procedure and the Argus II Retinal Prosthesis System. On November 1, 2016, CMS finalized the calendar 2017 Medicare hospital outpatient payment rate of $150,000 for the Argus II and the associated surgical implantation procedure. Prior to 2016, the Argus II was classified as having pass-through payment status and the device was paid separately from the procedure.
•	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and Ambulatory Surgery Centers (ASCs) may negotiate Medicare Advantage contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation.
•	Commercially insured patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare decisions and contracts are individually negotiated with facility and physician providers.

For the third quarter of 2016, four individuals in the US received and were implanted with the Argus II technology, all of whom were Medicare FFS patients.

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

Based on a review of three-year clinical data, in June 2016 the Ontario Health Technology Committee (OHTAC) recommended that Health Quality Ontario (HQO) should not publicly fund the Argus II. HQO is the agency mandated to advise government and health care providers on evidence to support healthcare solutions in Ontario, Canada. OHTAC recommended that HQO review the evidence for retinal prosthesis systems in one year to re-evaluate the clinical effectiveness. To date, all Argus II implants in Canada have been privately funded.

Within Europe, we have obtained reimbursement approval in Germany, France and parts of Italy. We also are seeking reimbursement approval in other countries including the United Kingdom, Belgium, Switzerland and Turkey.

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

To date, we have not faced traditional sales challenges in any of our markets, largely due to the currently unmet clinical need and the lack of any other commercially available device or competitive treatment for RP-caused profound blindness. However, we believe that recently we may have lost commercial implant opportunities in France and Germany due to patients electing to wait or to participate in clinical trials for new products from other manufacturers that are seeking regulatory approval or reimbursement. We have faced what we believe are unfair and illegal marketing practices by our competitors and certain European courts have granted us six preliminary injunctions against two European companies. As these competitive implant technologies expand their clinical trials, or gain regulatory approval, gain national reimbursement and gain market acceptance, they may have or cause an adverse impact on our business in several European countries. Currently, we are not aware of any existing clinical trials by possible competitors in the U.S. market.

Our marketing activities continue to focus on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. We believe we are differentiating our product by highlighting the Argus II’s unmatched durability in long term trials, the large number of centers performing implants, the relative availability of reimbursement, and the fact that over 200 Argus II units have been implanted, making it by far the most performed solution among those available. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the US, our efforts in 2016 include media ads dedicated to RP patients and their families. These ads are being placed in geographic areas where we have proven implanting centers and established reimbursement. As a result of the above efforts, as of September 30, 2016, the Company had a patient interest list in the U.S. with over 150 conditionally qualified individuals.

Product and Clinical Development Plans

In the first half of 2016, we introduced new clinical software that is used for programming the Argus II that we believe helps clinicians with the initial programming and follow-up training of patients. In 2017, subject to FDA approval, we plan to introduce new eyewear (including camera) and a more powerful VPU that will allow us to implement various software enhancements and an improved user interface. We believe that new, more sophisticated software enhancements may improve the quality and usefulness of the vision provided by Argus II. Commercial rollouts of the software enhancements are dependent on outcomes of testing and additional regulatory approvals.

Currently, our Argus II System is approved for persons suffering from RP. We believe we may be able to expand the market for the Argus II System beyond RP to patients with severe to profound vision loss due to dry age-related macular degeneration, or AMD. We have enrolled and implanted five patients in a pilot study to evaluate the safety and benefit of the Argus II System for use in persons suffering from AMD. We plan to expand the number of patients implanted and will submit a revised protocol to the U.K. authorities. Based on the results of this expanded study, we may decide to begin a larger scale efficacy trial. The size and timing of the pivotal study are dependent on multiple factors including the actual subset of AMD patients we target and whether we decide to modify the Argus II system prior to commencing a pivotal study. The subset of patients will influence the regulatory and reimbursement pathways, the size of the study and the length of time required to enroll the study. The Company is also evaluating the potential benefits of system changes optimized for AMD. No assurance can be given that we will be successful in any of these endeavors. If the Argus II System is successfully developed and approved for sale to treat AMD, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will significantly exceed our existing RP markets for the Argus II System.

We are also conducting preclinical development, including animal studies, of a product for cortical stimulation that we refer to as the Orion I visual cortical prosthesis (or “Orion I”), which we expect will be able to provide some vision restoration to individuals with almost all unpreventable forms of blindness. Our objective in designing and developing the Orion I is to bypass the retina and optic nerve and to directly stimulate the visual cortex region of the brain. In October 2016, we announced the first successful implantation and activation of a wireless visual cortical stimulator in a human subject. While this device was not the Company’s Orion I, the study provides the initial human proof of concept for the ongoing development of the Orion I. Human clinical testing of the Orion I is likely to take the form of a feasibility study followed by a premarket approval pivotal trial. The details of these trials will be determined collaboratively with the FDA at that time. We cannot accurately estimate the timing or exact cost of these trials at this time although we do plan to apply to the FDA to begin a feasibility study by early 2017. If the Orion I is successfully developed and approved for sale, as to which there can be no assurances, we believe that the potential addressable market opportunity for that device will greatly exceed our existing RP market for the Argus II System.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2015. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2016.

Results of Operations

Net sales. Our net sales are derived substantially from the sale of our Argus II System. We began selling our products in Europe in 2011, Saudi Arabia in 2012, the United States and Canada in 2014, and Turkey in 2015. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess inventory, and other costs required to make our Argus II System at our Sylmar, California facility. Historically, our cost of sales has been greater than our revenues, which has resulted in gross losses. However, beginning in the second half of fiscal 2014 and continuing through the first quarter of 2016, due to higher revenues and increased manufacturing output and efficiencies, we began generating positive gross margins for the first time in our operating history. In each of the second and third quarters of 2016, due to lower revenues, lower production activity and a reserve for excess inventory, we once again recorded a gross loss. Our ability to generate a gross profit in the future will be dependent on our ability to (1) generate higher revenues and (2) to produce our product in sufficient amounts that will allow us to absorb all production costs in a given period by spreading our costs over a larger production base, which will lower our cost per unit.

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

Comparison of the Three Months Ended September 30, 2016 and 2015

Net Sales. Net sales decreased by $1,047,000, or 47%, from $2,227,000 in the third quarter of 2015 to $1,180,000 in same period in 2016, primarily due to lower revenue per implant in the third quarter of 2016 compared to the same period in 2015. Revenue recognized per implant was $84,000 in the third quarter of 2016 compared to $148,000 in the same period of the prior year. The lower revenue per implant reflects the reduced CMS reimbursement rate for 2016, the timing of revenue recognition due to certain deal terms and certain incentives provided to customers. For the balance of 2016, due to our temporary discounting strategy in the U.S. we expect the overall revenue per implant will be approximately $80,000 to $90,000. For 2017, given the CMS hospital outpatient payment rate of $150,000 for U.S. Medicare patients, we would expect our average revenue per implant to increase to $100,000 to $120,000, depending on the geographic mix of implants.

There were 14 Argus II Systems implanted in the third quarter of 2016, compared to 15 in the same period of the prior year. Of this total, there were 10 implants in Europe and the Middle East (EMEA) in the third quarter of 2016 compared to seven in the third quarter of 2015. The increase in EMEA in the current year quarter compared to the prior year is primarily due to an increase of four units implanted in Germany.

In North America, there were four implants in the third quarter of 2016 compared to eight implants in the same period of 2015, with all implants in both periods occurring in the U.S. The decline in U.S. implants was due, in part, to the 2016 Medicare reimbursement level being reduced to $95,000, which in Q1 was approximately $50,000 below our U.S. list price. We made the decision in late February 2016 to implement temporary discounts in the U.S., lasting through December 2016, to alleviate concerns of our customers that they would lose money on Argus II patient cases due to the difference between the device cost and the reimbursement amount. With this U.S. pricing issue addressed, and with the hiring of a new commercial vice president for the U.S. and Canada in March 2016, we expect that implant volumes in North America will rebound from current levels, and potentially grow, over the next few quarters.

Cost of sales. Cost of sales increased by approximately $1,858,000, or 145%, from $757,000 in the third quarter of 2015 to $2,615,000 in the third quarter of 2016, and consists of approximately $900,000 for cost of goods shipped in the quarter, approximately $700,000 for unabsorbed manufacturing overhead and approximately $1.0 million of additional reserves for excess inventory. Our gross margin was a negative 122% in the third quarter of 2016 compared to a positive 66% in the third quarter of 2015. We made the decision during the second quarter of 2016 to reduce our production levels and lay off certain direct manufacturing personnel and reassign certain other indirect personnel to where the Company could better utilize their skills. As a result of the reduced production output, we are spreading our production costs over a lower number of units, which resulted in unabsorbed production variances that we recognize in the period incurred. In addition, we are utilizing certain manufacturing resources to support our research and development efforts to build prototypes for our Orion I cortical product. We will continue to monitor our inventory levels, sales volume, and sales projections. In future quarters, if implant volumes and projections are lower than we now expect them to be, we may book additional reserves for slow-moving inventory. Conversely, if implant volumes and projections remain constant or improve from current levels, we may increase production of Argus II units and components. Until then, we intend to utilize a significant portion of our manufacturing resources to support our research and development efforts.

Research and development expense. Research and development expense, net of grant revenue, increased by $995,000, or 168%, to $1,588,000 in the third quarter of 2016 compared to $593,000 in the third quarter of 2015. The increase from the prior year was due to higher costs in the current year for compensation costs, supplies and outside services, as well as higher labor and material costs for internally produced prototypes for new and next generation products. In the third quarter of 2016, we utilized $713,000 of grant funds to offset costs compared to $778,000 in the prior year period. Excluding the effect of grants, research and development expense increased by $930,000 in the current year quarter, primarily due to an increase in expenditures related to next generation products. We expect that the amount of grant funding utilized to offset research and development costs will decrease in 2017, resulting in a higher level of recognized expense.

Clinical and regulatory expense. Clinical and regulatory expense decreased $375,000, or 38%, from $984,000 in the third quarter of 2015 to $609,000 in the third quarter of 2016. This decrease is primarily attributable to lower new enrollment in post-market studies being conducted in the U.S. and Europe due to the lower level of implants in the current year compared to 2015. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess new products, further enhancements to our existing product, and continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased $130,000, or 6%, from $2,132,000 in the third quarter of 2015 to $2,262,000 in the third quarter of 2016. This increase in costs was primarily the net of $232,000 less in people related costs, including lower salaries, stock based compensation, travel and commissions, offset by $325,000 in higher costs for consultants related to items such as customer outreach programs and insurance reimbursement for our products in the U.S. and foreign markets. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $182,000, or 8%, from $2,423,000 in the third quarter of 2015 to $2,605,000 in the same period of 2016. This increase is primarily attributable to $315,000 in higher compensation costs, including higher stock-based compensation charges, and $57,000 related to higher business insurance expense in the current year offset, in part, by $161,000 in lower costs for outside services. In the third quarter of 2016 as compared to the third quarter of the prior year, stock-based compensation (which includes the value of fees earned by directors and paid in stock) increased by $161,000 primarily to new-hire grants made in August 2015 to the Company’s Chief Executive Officer.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Net Sales. Our net sales decreased from $6,588,000 in the first nine months of 2015 to $3,270,000 in same period in 2016, a decrease of $3,318,000, or 50%. This decrease in net sales was due to a lower number of implants in 2016, and at a lower average amount of recognized revenue per implant than in the same period of the prior year.

35 Argus II Systems were implanted in the first nine months of 2016 compared to 54 in the first nine months of 2015. Of these, there were 25 implants in EMEA in the first nine months of 2016 compared to 32 in the first nine months of 2015. The decrease in EMEA between the 2015 and 2016 periods is primarily attributable to a decrease of 10 implants in France due, in part, to two potential competitors recruiting RP patients for a clinical trial in France.

In North America, there were 10 implants in the first nine months of 2016 compared to 22 implants in the same period of the prior year. The decline in U.S. implants was due, in part, to the 2016 Medicare reimbursement level being reduced to $95,000, which in early Q1 was approximately $50,000 below our U.S. list price. We made the decision in late February 2016 to implement temporary discounts in the U.S., lasting through December 2016, to alleviate concerns of our customers that they would lose money on Argus II patient cases due to the difference between the device cost and the reimbursement amount. With this U.S. pricing issue addressed for fiscal year 2016, and with the hiring of a new commercial vice president for the U.S. and Canada in March 2016, we expect that implant volumes in North America will rebound from current levels, and potentially grow, over the next few quarters.

In the first nine months of 2016, revenue recognized per implant was approximately $93,000 compared to approximately $122,000 in the same period of 2015. Average revenue per implant was lower in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the lower Medicare reimbursement rate in the United States in 2016. For the balance of 2016, due to our temporary discounting strategy in the U.S., we expect our overall revenue per implant will be approximately $80,000 to $90,000. For 2017, with the CMS reimbursement rate of $150,000 discussed above for U.S. Medicare patients, we would expect to have our average revenue per implant to increase to approximately $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales increased from $3,622,000 in the first nine months of 2015 to $6,768,000 in the first nine months of 2016, an increase of $3,146,000 or 87%. This increase of the cost of goods sold in the first nine months of 2016 represents a lower cost of goods associated with the lower volume of implants in the first nine months of 2016 offset by charges in the first nine months of 2016 for excess inventory of $2.6 million and unabsorbed overhead costs of $2.1 million. Our gross margin was a negative 107% in the first nine months of 2016 compared to a positive 45% in the first nine months of 2015. We made the decision during the second quarter of 2016 to reduce our production levels and lay off certain direct manufacturing personnel and reassign certain other indirect personnel to where the Company could better utilize their skills. As a result of the reduced production output, we are spreading our production costs over a lower number of units, which resulted in unabsorbed production variances that we recognize in the period incurred. In addition, we are utilizing certain manufacturing resources to support our research and development efforts to build prototypes for our Orion cortical product. We will continue to monitor our inventory levels, sales volume, and sales projections. In future quarters, if implant volumes and projections are lower than we now expect them to be, we may book additional reserves for slow-moving inventory. Conversely, if implant volumes and projections remain constant or improve from current levels, we may increase production of Argus II units and components. Until then, we will utilize a significant portion of our manufacturing resources to support our research and development efforts.

Research and development expense. Research and development expense, net of grant revenue, increased by $776,000, or 31%, from $2,490,000 in the first nine months of 2015 to $3,266,000 in the first nine months of 2016. In the first nine months of 2016, we utilized $1,985,000 of grant funds to offset costs versus $1,308,000 of grant funds utilized in the same period of 2015. Excluding this grant offset, there was an increase in research and development costs of $1,453,000 or 38%, primarily as a result of increased expenditures for compensation costs, outside consulting services and higher labor and material costs for internally produced prototypes for next generation products. We expect that the amount of grant funding utilized to offset research and development costs will decrease in 2017, resulting in a higher level of recognized expense.

Clinical and regulatory expense. Clinical and regulatory expense decreased by $588,000, or 23%, from $2,543,000 in the first nine months of 2015 to $1,955,000 in the same period of 2016. This decrease is primarily attributable to a lower level of clinical and regulatory activity reflecting decreased new enrollment in post-market studies being conducted in the US and Europe. We expect clinical and regulatory costs to increase in the future as we conduct clinical trials to assess new products, further enhancements to our existing product, and continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration.

Selling and marketing expense. Selling and marketing expense increased by $48,000, or 1%, from $6,425,000 in the first nine months of 2015 to $6,473,000 in the same period of 2016. This increase in costs was primarily the net of $657,000 less in people related costs, including lower salaries, stock based compensation, travel and commissions, offset by $731,000 in higher costs for consultants related to items such as customer outreach programs and insurance reimbursement for our products in the U.S. and foreign markets. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased by $1,556,000, or 26%, from $6,079,000 in the first nine months of 2015 to $7,635,000 in the same period of 2016. This increase is primarily attributable to $1.4 million of higher people related costs in the current year, including $365,000 for higher salaries and $958,000 for higher-stock based compensation charges (which includes the value of fees earned by directors and paid in stock). These higher salary and stock-based compensation expenses relate primarily to the Company’s chief executive officer who was hired August 2015. While we expect general and administrative costs to increase in the future, we expect these expenses to grow at a slower rate than in the past 12 months.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis of our being a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2015 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above). In June 2016, the Company successfully completed a Rights Offering to existing shareholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share. Based upon this funding, management believes that it has sufficient funds to last through the end of the second quarter of 2017. In order to continue business operations past that point, we currently anticipate that we will need to raise additional debt and/or equity capital during the next several months.

Cash and money market funds increased by $1,863,000, or 12%, from $15,960,000 at December 31, 2015 to $17,823,000 at September 30, 2016. Working capital was $19,017,000 at September 30, 2016, as compared to $18,782,000 at December 31, 2015, an increase of $235,000, or 1%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first nine months of 2016, we used $18,054,000 of cash in operating activities, consisting primarily of a net loss of $22,809,000, offset by non-cash charges of $5,900,000 for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt expense and common stock issuable and increased by a net change in operating assets and liabilities of $1,145,000. This compares to the first nine months of 2015, we used $14,652,000 of cash in operating activities, consisting primarily of a net loss of $14,545,000, offset by non-cash charges of $2,382,000 for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable, and increased by a net change in operating assets and liabilities of $2,489,000.

Cash Flows from Investing Activities

Investing activities in the first nine months of 2016 used $2,226,000 of cash, reflecting $1,820,000 used by the purchase of money market investments and $406,000 used for the purchase of equipment. This compares to the first nine months of 2015 when investing activities provided $12,021,000, reflecting $12,599,000 in proceeds from the sales of money market investments, offset by $578,000 for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $20,299,000 of cash in the first nine months of 2016, $19,483,000 of net proceeds from the Rights Offering and $479,000 from the exercise of stock options and $337,000 from the proceeds from sale of stock for the ESPP plan. Financing activities provided $2,352,000 of cash in first nine months of 2015, $2,476,000 from the exercise of stock options and warrants offset by $124,000 of cash used to satisfy the related income and payroll tax withholding amounts related to stock option exercises for our current chairman, who at the time was our chief executive officer.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2016, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the nine months ended September 30, 2016, approximately 49% of our revenue was denominated in U.S. dollars, 48% in Euros, and 3% in Canadian dollars. In the same time period the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of September 30, 2016, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

•	Control over Financial Reporting. We have implemented additional processes and procedures surrounding the closing process, including the preparation and review of journal entries and account reconciliations to ensure accuracy of financial reporting including timely account reconciliation review. We have adopted further procedures and review processes surrounding revenue, deferred revenue, inventory and stock-based compensation that will reduce end of accounting period adjustments. We are also in the process of implementing a software application that will help us to automate controls surrounding the closing process, including the review of journal entries and account reconciliations.

•	Control over Tracking of Back-up Prosthesis Units. We conducted a multi-departmental review of how we track our back-up prosthesis units and implemented a software solution that allows us to track back-up units that are sent to customers and facilitates proper tracking and accounting for these units within our enterprise software system. Additionally, we continue to perform a manual reconciliation of the back-up units.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended, in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, as amended, in our quarterly report on Form 10-Q for the period ended June 30, 2016, and new actions which have since been initiated, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year and quarterly periods then ended however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable and to provide reasonable assurance that they will prevent or detect material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fifteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe any successful challenges will have a material effect on the Company’s ability to manufacture and sell its products, or otherwise have a material effect on its operations.

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

We will need to further develop and maintain our internal control over financial reporting. If our internal control over financial reporting remains not effective, investor confidence in our company may be adversely affected.

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

We are continuing our efforts to remedy these material weaknesses.

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

As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	November 4, 2016
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	November 4, 2016
Thomas B. Miller	(Principal Financial and Accounting Officer)

