Form 10-K
period 2016-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2017-03-16
CIK 1266806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2016, computed by reference to the closing sales price on the Nasdaq Capital Market on that date, was approximately $61 million.

As of March 14, 2017, the number of shares of the Registrant’s common stock outstanding was 56,365,629.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

SECOND SIGHT MEDICAL PRODUCTS INC.

FORM 10-K

PART I

Item 1. Business

Our Company

Overview

Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that restore useful vision to blind individuals. Our principal offices are located in Sylmar, California, approximately 25 miles northwest of downtown Los Angeles. We also have an office in Lausanne, Switzerland, that manages our commercial and clinical operations in Europe, the Middle East, Latin America and Asia-Pacific.

Our current product, the Argus ® II System, treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By restoring a form of useful vision in patients who otherwise have total sight loss, the Argus II System can provide benefits which include:

•	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk,
•	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away
•	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching the moving streams of lights from fireworks, and
•	improving patients’ well-being and ability to perform activities of daily living.

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and it does not reverse the progression of the disease. Results vary among patients: while the majority of patients receive significant benefit from the Argus II, some patients report receiving little or no benefit.

Our major corporate, clinical and regulatory milestones include:

•	in 1998, Second Sight was founded.
•	in 2002, we commenced clinical trials in the US for our prototype product, the Argus I retinal prosthesis.
•	in 2007, we commenced clinical trials in the US for the Argus II System, which later became our first commercial product.
•	in 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.
•	in 2013, we received marketing approval in the United States (FDA) for the Argus II System.
•	in 2014, we launched the Argus II in the US, completed our initial public offering (“IPO”), and began trading on Nasdaq under the symbol “EYES.”
•	in 2015, we commenced a clinical trial in the UK for an expanded indication for the Argus II System in individuals with dry AMD.
•	in 2016, we successfully implanted and activated a wireless cortical visual prosthesis.

Currently, after more than 18 years of research and development, more than $180 million of investment and over $34 million of grants awarded in support of our technology development, we employ over 100 people in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products.

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

We believe the Argus II System (including its implantable components) possesses several unique technological advancements compared to other neurostimulation devices including a hermetic package with the smallest size and largest number of individually programmable electrodes, and a patented electrode material that allows high charge densities and small electrode size. Several other engineering challenges, including device reliability, extended lifetime, and a safe and effective bio-interface, were overcome during the development of the product and these solutions have been protected both by patents and by trade secrets. As of December 31, 2016, we have 381 issued patents and 126 pending patent applications worldwide. Additionally, from a competitive standpoint, the Argus II System possesses attractive technical and other features that include:

•	a unique patented design that allows for a demonstrated lifetime and benefit of over 9.5 years,

•	surgical implantation that can be performed in three to four hours using standard vitreoretinal techniques,

•	a relatively large field of view (20 degrees),

•	implanted patients can undergo MRI procedures, and

•	individually programmable electrodes on the prosthesis which can permit further optimization of the device after implantation

We have demonstrated the ability to design products with long-term reliability. The Argus I retinal prosthesis, a proof of concept device that was a predecessor to the Argus II, was implanted in six patients in the United States. Argus I patients were implanted an average of almost six years, with one patient having used the device for over 10 years. The Argus II System has been implanted in over 200 patients. The average implant duration for these patients is nearly three years with several users continuing to use the system almost 10 years following implantation.

We are developing another product that stimulates the visual part of the brain rather than the retina, which we refer to as the Orion I visual prosthesis system. Our objective in designing and developing the Orion I visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision, the visual cortex. This has the potential to help many more patients whose optic nerves are damaged by trauma or disease. As currently under development, the Orion I visual prosthesis system is based on technology that we utilize in our Argus II system, thereby reducing engineering investment costs and risks, and leveraging the reliability of the Argus II platform. By limiting the changes to the FDA approved Argus II system, we can progress relatively quickly to human trials.

Our Markets

Retinitis Pigmentosa (RP)

RP is a group of inherited disorders that affect the retina. The retina is a layer of nerve cells at the back of the eye. RP is a disease that gradually robs relatively young people of their vision over time. Onset of RP is often noted in the teen years or early twenties, typically as night blindness. This is followed by a period of peripheral vision loss, until the patient is left with a tunnel of vision and then no remaining sight. Although there are various genetic causes (over 100) and thus variability in the disease progression, many people with advanced RP have lost all functional vision by their 40s or 50s. The Argus II System works by bypassing rods and cones which are defunct in these patients, and sending electrical signals directly to the retina’s remaining healthy cells.

Although there are reported trials for other treatments underway, to our knowledge the Argus II System remains the only approved therapeutic option for end-stage RP in the US, and to our knowledge it is the only treatment option generally available to commercial patients anywhere in the world.

Worldwide, an estimated 1.5 million people suffer from RP1, which includes about 100,000 in the US2.  Pan-European data is not readily available, but we believe it is reasonable to estimate that the average prevalence throughout Europe is similar to the average prevalence within the US, and so the ratio of populations could be used to estimate the number of Europeans affected as 167,000 in the 28 EU countries3,4.  Approximately 25% of people with RP in the US have vision that is 20/200 or worse (legally blind)5. Since the bare light perception or worse vision criterion for the US indication is worse than 20/200, we know the subset of patients that can be treated by the Argus II System is less than 25,000 in the US. Reliable market data estimating the actual number of patients with bare light perception or worse vision is unavailable. We believe that the majority of patients with vision 20/200 or worse have vision that is better than bare light perception and thus, are not currently candidates for Argus II. In Europe, the indicated vision loss for Argus II patients is severe to profound which, while better than bare light perception, remains somewhat worse than 20/200. An estimated 42,000 patients in Europe with RP have vision worse than 20/200 and we estimate that the subset of RP patients that can be treated in Europe to be somewhat smaller than this number. As in the US, reliable market data estimating the actual number of patients with severe to profound vision loss or worse is unavailable. We believe that the majority of patients with vision 20/200 or worse in Europe have vision that is too good to be considered a candidate for Argus II with current clinical indications and physician practice. Worldwide, we estimate that 375,000 people are legally blind due to RP, and that a portion of these would be candidates for the Argus II System.

As we improve the quality of vision that the Argus II can produce, we expect to be able to treat a higher percentage of the legally blind population by treating better sighted patients.

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

4 Haim M. Epidemiology of Retinitis Pigmentosa in Denmark. Acta Ophthalmol Scand Suppl 2002; 1-34.

5 Grover et al., ‘Visual Acuity Impairment in Patients with Retinitis Pigmentosa at Age 45 Years or Older’, Ophthalmology. 1999 Sept; 106(9):1780-5.

Age Related Macular Degeneration (AMD)

AMD is a relatively common eye condition and the leading cause of vision loss among people aged 65 and older 1 . The macula is a small spot near the center of the retina and its damage results in loss of central vision. AMD can start as a blurred area near the center of vision and over time it can grow larger until loss of central vision occurs. Central vision is extremely important for everyday tasks such as reading, writing, and face recognition.

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

Worldwide, between 20 and 25 million people are estimated to suffer from vision loss due to AMD 2 , and of these about two million have vision that is considered legally blind, or worse 3 .  In the US, just over two million people experience vision loss due to AMD according to a 2010 study by the National Eye Institute. Of the 1.3 million legally blind Americans 4 , we estimate that 42.5% (or 552,500) are due to AMD 5 .  Applying this percent of legally blind due to AMD (42.5%) to the total number of legally blind people in Europe (2.55 million) 6 , we estimate the population of legally blind individuals from AMD to be about 1.08 million individuals in Europe. We believe the Argus II System may be able to help a subset of these legally blind AMD patients who have severe to profound vision loss. To date, though clinical testing has produced subjective improvements, we have not yet demonstrated objective benefits. The challenge in demonstrating objective benefits in these patients is that they maintain residual peripheral vision. Thus, we must demonstrate that the quality of the vision we produce is better than their residual vision, which is much more challenging than demonstrating benefit for the RP patients we are currently treating, which have completely lost all vision.

Other diseases resulting in blindness that may be treated by Orion I cortical visual prosthesis system

Many diseases outside of RP and AMD can also cause blindness. Many of the largest causes of visual impairment (i.e. refractive error and cataracts) are avoidable or curable, and their prolonged or untreated impact on vision is largely observed in developing nations and are not part of our target market. Some other causes of blindness, such as brain trauma, may also not be suitable for treatment by a cortical stimulator. However, the remaining causes of severe vision loss which include glaucoma, diabetic retinopathy, eye trauma, retinopathy of prematurity and many others can result in severe visual impairment that we anticipate to be treatable by an Orion I visual prosthesis system.

According to the World Health Organization (WHO) 7 , 285 million people suffer from vision loss worldwide. Of these, 39 million people are considered legally blind. The WHO further estimates that 80% of legal blindness is avoidable, leaving 7.8 million legally blind individuals, including those blind due to AMD and RP, or 5.8 million excluding AMD and RP. In the US, 1.3 million people are legally blind 8 , of which we estimate 44.3%, or 575,900, are legally blind due to causes other than preventable/treatable conditions, RP or AMD 9 . Applying the same logic, we estimate 1.13 million individuals are legally blind in Europe due to causes other than preventable/treatable conditions, RP or AMD. As with Retinitis Pigmentosa, we believe the initial Orion I will treat a subset of these legally blind individuals, likely starting with the ones who are completely blind and moving to better sighted patients as the technology improves.

1 The Eye Diseases Prevalence Research Group, 2004a; CDC, 2009.

2 Choptar, A., Chakravarthy, U., and Verma, D. ‘Age Related Macular Degeneration’. BJM 2003;326:485.

3 Global Data on Visual Impairments 2010, World Health Organization.

4 National Eye Institute (http://www.nei.nih.gov/eyedata/blind.asp).

5 Congdon N, O’Colmain B, Klaver CC, et al. Causes and prevalence of visual impairment among adults in the United States.  Arch Ophthalmol.  Apr 2004;122(4):477-485. This percent amount was derived from the rates of different causes of blindness by different races and racial demographic data from 2010 US Census data.

6 Global Data on Visual Impairments 2010, World Health Organization.

7 WHO Fact Sheet number 282, updated October 2013.

8 National Eye Institute (http://www.nei.nih.gov/eyedata/blind.asp).

9 Congdon N, O’Colmain B, Klaver CC, et al. Causes and prevalence of visual impairment among adults in the United States.  Arch Ophthalmol.  Apr 2004;122(4):477-485. This percent amount was derived from the rates of different causes of blindness by different races and racial demographic data from 2010 US Census data.

Our Strategy

Second Sight’s strategy can be summarized as follows:

•	Establish surgical Centers of Excellence (COE) and expand reimbursement coverage to reach a larger percentage of eligible patients,

•	Improve Argus II performance and significantly expand use in the larger RP population by treating better-sighted RP patients and thereby also enlarge the markets which we currently serve,

•	Leverage proven ARGUS technology to restore useful vision with cortical stimulation and expand addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease, and other unpreventable causes, and

•	Continue clinical testing of Argus II in AMD patients with new software to demonstrate benefit and provide necessary data to inform further clinical trials and/or R&D efforts.

Establish Centers of Excellence (COE) and expand reimbursement coverage to reach a larger percentage of eligible patients

We launched the Argus II System in Italy and Germany at the end of 2011; in Saudi Arabia, France, the Netherlands and England in 2013; in Switzerland, Spain, the US and Canada in 2014; and Austria and Turkey in 2015. We are employing a refined Centers of Excellence sales strategy, deploying the Argus II at prominent, reputable eye centers which are equipped to handle all aspects of an Argus II program including patient recruitment, surgery, fitting and rehabilitation. We believe this strategy represents an efficient use of our capital after giving consideration to the following factors:

•	Size of the RP patient population that is currently treatable by Argus II,
•	Complexity of the technology, surgery, post-surgery programming and rehabilitation, and
•	Cost of selecting, qualifying, training and building qualified Centers of Excellence.

When selecting new sites, we focus on high quality health providers considering the following factors:

•	Geographic location,
•	Facility and surgeon skill and reputation,
•	Willingness of the site to recruit and screen for eligible patients,
•	Established regulatory and reimbursement pathways,
•	Desire and capability of institution to perform a significant number of surgeries annually,
•	Ability of site to perform post-surgery programming of Argus technology, and
•	Capability of site and/or local resources to direct artificial vision rehabilitation.

As of December 31, 2016, we have 15 qualified centers in the United States and Canada that are actively implanting the Argus II.  Ultimately, we anticipate serving the North American RP market with approximately 35 implanting centers across the US and Canada. In Europe and the Middle East, we currently have 21 centers that are actively implanting the Argus II (eight in Germany, three in France, one in Saudi Arabia, four in Turkey, two in Spain, and three in Italy).  We believe that we will be able to serve the European and Middle East markets for RP by having approximately 50 centers across Europe and the Middle East.

To date, we have employed direct sales and clinical specialists to service our markets in the US and Canada.  The majority of our markets in Europe are also serviced by a direct sales and clinical specialist team. As of December 31, 2016, the sales/clinical specialist team for North America numbered four persons and the sales team for Europe and the Middle East numbered seven persons.  In some cases, we believe that we can more efficiently expand our reach by securing distributors in key markets. To date, we have appointed distributors in Spain, Turkey, Saudi Arabia, South Korea, Taiwan, and Argentina. We expect that our distributors will commit to providing support services that include marketing, market access, sales, surgical support, post-surgery programming, rehabilitation coordination and service.

The Company is evaluating potential new markets including countries in Latin America or Asia Pacific regions. We will selectively enter markets based on multiple factors including: the presence of RP patients, skilled surgeons, a facility with the necessary support infrastructure, a reliable source of funding or reimbursement along with the assurance that needed clinical, rehabilitation and surgical support can be provided.

Centers of Excellence

Our revised COE strategy in the US market is designed to help our centers more effectively manage Argus II patients and achieve better, more consistent patient outcomes. The COE strategy consists of four major initiatives: (1) financial, (2) patient recruitment, education and screening, (3) post-surgery programming, and (4) patient support and artificial vision rehabilitation.

•	First, there are the financial considerations. As reported, the CMS hospital outpatient final rule assigned a payment rate of $150,000 for the Argus II and the associated surgical procedure beginning January 1, 2017. Physician fees continue to be reimbursed separately. Our current pricing strategy should generally ensure full reimbursement coverage of hospital surgical procedure costs including the Argus II system. We are also pleased that effective July 1, 2017, CPT codes for post-surgery programming will be available. These developments should ensure a favorable economic analysis for any center evaluating an Argus II program.

•	Second, regarding patient recruitment, education and screening, we will focus our outreach efforts around select centers to ensure a steady flow of patients. We have upgraded the pathways by which we screen prospective patients so that individuals who are referred to hospitals have a higher probability of being a candidate for surgery. In addition, we have a significant number of eligible, motivated patients that don’t currently have access to Argus because they must travel hundreds of miles to a center, for screening, for surgery, and for post-surgery programming and rehabilitation. We are working closely with a few of our most experienced centers to provide highly qualified treatment for these patients.

•	Third, in terms of the post-surgery programming, our recent and future product improvements are aimed at simplifying the programming procedure for the site and for the patient. In fact, we’ve recently reduced the expected time to program our system from two days down to a half day. As with the surgery, repetition will make the programming more routine for the institution. And, as mentioned earlier, we have secured CPT codes to allow sites to submit for reimbursement when they program an Argus system.

•	Finally, the last pillar of this initiative - patient support and artificial vision rehabilitation - is extremely important. We have been working with various sites to identify and document best practices related to rehabilitation with the goal being an improved, comprehensive rehab guide. Our new rehabilitation program will include certification level training to our dedicated customers and rehabilitation providers in the U.S. We are now proactively coordinating with our customers to ensure their Argus II patients complete this rehabilitation curriculum, with attention to the important first three to four months post-surgery.

In summary, the aim of the COE program is to establish implanting centers and physician clinics that are more intimately knowledgeable, self-sufficient, and confident, enabling them to be able to treat a higher volume of patients. We also feel the COE program is important development work that prepares the Company and our customers for the support requirements necessary to serve expanded patient populations in the future such as better-sighted RP patients.

Global Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the cost of the Argus II System, our sales would be limited without the availability of third party reimbursement. In the US, coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. Coverage and payment vary by payer. The majority of Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare (sometimes referred to as Medicare Fee-for-Service (FFS) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. As of January 1, 2017, positive coverage decisions for the Argus II are effective in five of 12 MAC jurisdictions (comprising 17 states). Effective January 1, 2017, CMS established a New Technology Ambulatory Payment Class (APC) 1906, Level 51, with a payment rate of $150,000 for both the procedure and the Argus II Retinal Prosthesis System.

•	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015 and 2016 combined, 93% of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.

•	Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

During the year ended December 31, 2016, 12 individuals in the US and Canada were implanted with the Argus II technology. Of the 12 patients, nine were Medicare FFS patients, one was a Medicare Advantage patient, one was a Veteran’s Administration patient and the remaining one was a privately funded patient in Canada.

Second Sight employs dedicated employees and consultants with insurance reimbursement expertise engaged to expand and enhance coverage decisions. Currently, five MAC jurisdictions comprising 17 states have agreed to cover the Argus II System when medically necessary for the FDA approved indications. The MACs now covering the Argus II include First Coast Service Options (Florida, Puerto Rico and U.S.V.I.), CGS Administrators, LLC (for the states of Ohio and Kentucky), Palmetto GBA (for the states of North and South Carolina, West Virginia and Virginia, other than the counties of Arlington and Fairfax in Virginia and the City of Arlington in Virginia), National Government Services, Inc. (NGS), Jurisdiction 6 (for the states of Illinois, Minnesota and Wisconsin), and NGS, Jurisdiction K (for the states of Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont). We are actively engaged with the remaining MACs and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

Within Europe, we have obtained reimbursement approval or funding in Germany, France and one region of Italy. On December 22, 2016, NHS England announced it would cover 10 Argus implantations as part of a Commissioning through Evaluation (CtE) program. The CtE program is especially designed for treatments that show significant promise for the future, while new clinical and patient experience data are collected within a formal evaluation program. This program is similar to the Forfait Innovation program in France. NHS England is known to be under significant financial pressure and also highly selective in adopting innovative technologies – which must demonstrate sufficient value for the cost expended.

We are seeking reimbursement approval in other countries including Belgium and Turkey and we are also seeking reimbursement approval in additional regions of Italy. In France, Second Sight was selected to receive the first "Forfait Innovation" (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, Second Sight is conducting a post-market study in France which has enrolled a total of 18 subjects and will follow them for two years.  The French program will fund implantation of up to 18 additional patients that will not be part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

To date, we have not faced traditional sales challenges in any of our markets, largely due to the currently unmet clinical need and the lack of any other commercially available device or competitive treatment for RP-caused profound blindness. Our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the US, our efforts in 2017 will focus on media ads dedicated to RP patients and their families. These ads will be placed in geographic areas where we have Centers of Excellence committed to Argus II.

Improve Argus II performance and significantly expand use in the RP population by treating better-sighted patients

The Argus II System is currently approved for RP patients with bare or no light perception in the US, and in Europe for severe to profound vision loss due to outer retinal degeneration, such as from retinitis pigmentosa, choroideremia, and other similar conditions. The number of people who are legally blind due to RP is estimated to be about 25,000 in the US, 42,000 in Europe, and about 375,000 total worldwide. As discussed above, a subset of these patients would be eligible for the Argus II System since the approved baseline vision for the Argus II System is worse than legally blind (20/200). Scarce epidemiological data on visual acuity below legal blindness make it difficult to determine a precise estimate of the potential patient population for this device, but resulting from our commercial efforts thus far we believe most legally blind patients have vision too good for Argus II’s current clinical indications.

The Company believes an opportunity exists to expand the use of its technology to better sighted individuals with RP who are currently not being treated. In order to achieve this market expansion, the Company plans to start collecting clinical data in 2017 and is undertaking multiple development efforts to improve the technology’s performance. Our clinical and R&D plans for this market segment can be summarized as follows:

•	Clinical trials with better-sighted individuals – The Company intends to start collecting clinical data at multiple sites in Europe and the U.S. during 2017 to determine if the Argus II provides sufficient clinical benefit to these better-sighted patients. If successful, the Company would proceed with the various required steps to obtain regulatory approval and reimbursement coverage for treatment of this expanded patient group.

•	Retinal stimulation protocols – We believe that we can achieve improved resolution by adjusting retinal stimulation techniques. An example is the use of current steering to cause perception of pixels between electrodes. By producing these ‘virtual’ pixels, we may be able to increase the effective resolution of the Argus II beyond the physical number of electrodes (which today total 60). We began testing these techniques in patients during Q4 2016 and have obtained some encouraging initial results, but testing is still in early stage and no assurance can be given that we will be successful. We expect to continue patient testing in 2017, and assuming successful clinical results, would target commercial implementation of these revised retinal stimulation protocols in 2018. Given the initial positive results with our retinal stimulation protocol testing, we have prioritized this work ahead of our next-generation external hardware.

•	External hardware – We continue our development of a new external system. The new externals will include redesigns of the head mounted telemetry system (glasses), camera and video processing unit (VPU). The new VPU will possess processing power many times greater than the current Argus II system, which will enable enhanced image processing and support for the commercial implementation of the new retina stimulation protocols discussed above. We anticipate that the new external system will be commercially available in 2018.

•	Other longer-term R&D efforts – We are developing even more advanced software to improve the quality and usefulness of the Argus II vision delivered to patients. If successful, we expect that these software packages will run on the new external system described above. As part of this effort, we recently signed an exclusive license and funding agreement for issued and future patents with a commercial partner, providing funding to Second Sight for research including two research grants, totaling more than $450,000, from the National Eye Institute. This research will be related to distance filtering and thermal imaging. The development of advanced software packages is in the early phases and no assurance can be made that our efforts will be successful nor can we predict commercialization dates.

Leverage proven ARGUS technology to restore some vision with cortical stimulation and expand addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease, and other unpreventable causes

We believe we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion TM I visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion I.

Our objective in designing and developing the Orion I visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. As currently under development, the Orion I visual prosthesis system is based on technology that we utilize in our Argus II system, thereby reducing engineering investment costs and risks, and leveraging the reliability of the Argus II platform. We plan to submit an Investigational Device Exemption (IDE) application to the FDA in 2017 to begin a human feasibility study of the Orion I visual prosthesis system. We also expect to implant and activate our Orion I visual prosthesis system in human subjects during 2017. This study will confirm initial findings in our human pilot study we announced in Q4 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2018.

In Q4 2016 the Company announced the successful implantation and activation of a wireless visual cortical stimulator in a human subject. In the UCLA study supported by Second Sight, a 30 year old patient was implanted with a wireless multichannel neurostimulation system on the visual cortex and was able to perceive and localize individual phosphenes or spots of light with no significant adverse side effects. While the technology implanted was not the Orion I, the study is significant in our efforts to advance our technology and is providing valuable data to support the ongoing development and subsequent clinical trial of our Orion I. This important clinical result so far confirms our hypothesis that the Orion I will function similarly to the Argus II and has increased the priority of this program.

Continue clinical testing of Argus II in AMD patients to demonstrate benefit and provide necessary data to inform further clinical trials and/or R&D efforts

We began a five-subject pilot study in the United Kingdom in June 2015, to determine the utility of the Argus II System for use in persons suffering from dry AMD. In Q2 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We plan to continue testing these subjects and will submit a revised clinical protocol in early 2017. Our approaches to improving the effective resolution in RP patients may also work in AMD patients, which could help us demonstrate objective benefit over their residual vision. The revised protocol will request approval to test new retinal stimulation techniques with the existing subjects with the belief they will benefit. If this clinical testing is successful, we plan to enroll additional patients in our pursuit of a solution for this large patient population.

We estimate the population of people who are legally blind due to AMD to be about 552,500 in the US, 1.08 million in Europe, and two million worldwide. If Argus II is approved for AMD, we believe that a subset of these patients would be eligible for the Argus II. Because of the clinical uncertainly, we are not yet prepared to predict a timeline to commercialize our technology for this large patient population. No assurance can be given that we will be successful in any of these endeavors.

Our Competition

The US life sciences industry is highly competitive and well-positioned for future growth. The treatment of blindness is a significant clinically unmet need and others continue to make progress. There are several approaches to treating blindness including:

•	Retinal Prostheses (including the Argus II): aimed at giving more visual ability to a blind patient via implanting a device in the eye to stimulate remaining retina cells. Electrical neurostimulation technology has seen growing use in recent years for numerous applications– such as chronic pain, Parkinson’s disease, essential tremor, epilepsy, and others.
•	Transplants: transplanting retinal tissue to stimulate remaining retina cells.
•	Stem Cells: generally involves implanting immature retinal support cells aimed at slowing retinal degeneration. A single patient with wet AMD was implanted in London in 2015 with an embryonic stem cell line in a study sponsored by Pfizer. Patients with dry AMD are also being recruited in Los Angeles for a similar study. No data is yet available as to safety or efficacy of these implantations.
•	Genetics and Gene Therapy: involves identifying a specific gene that is causing retinal problems (there are over 120 for retinitis pigmentosa alone) resulting in visual impairments and blindness; and inserting healthy genes into an individual’s cells using a virus to treat the diseases. A company recently announced phase 3 data for a 21-patient study with a median age of 11 for a gene that affects a very small percentage of retinitis pigmentosa patients, RPE65. That company reportedly met its primary endpoint (completing a maze test) but did not report improved visual acuity. That company is expected to apply for FDA approval in 2017. If this product garners FDA approval (which would make it the first gene therapy ever approved by the FDA), we believe that there is no overlap with our current market since our patients are generally older (Argus II is indicated for an age minimum of 25 in the US) while the other company injects better sighted patients since it is attempting to show an improvement in residual vision rather than restoring vision that is completely lost which is our objective for Argus II market.
•	Optogenetics Therapy: aimed at slowing down, reversing, and/or eliminating the process by which photoreceptors in the eye are compromised. This therapy also requires infecting the patient’s cells with a virus. However, instead of fixing a gene defect, this approach would cause cells within the eye to become light sensitive. Animal work has shown that these cells are not sensitive enough to respond to ambient light, so this approach currently also requires a light amplifier outside the body to increase light delivered to the retina.
•	Nutritional Therapy: involves diets or supplements that are thought to prevent or slow the progress of vision loss.
•	Implantable Telescope: VisionCare, Ophthalmic Technologies, Inc. offers an FDA approved implantable miniature telescope for AMD, a magnifying device that is implanted in the eye. The VisionCare telescope is approved for use in patients with severe to profound vision impairment (best corrected visual acuity of 20/160 to 20/800) due to dry AMD.
•	Wicab’s The BrainPort® V100 includes a video camera mounted on a pair of sunglasses, a hand-held controller, and tongue array. The tongue array contains 400 electrodes and is connected to the glasses via a flexible cable. White pixels from the camera are felt on the tongue as strong stimulation, black pixels as no stimulation, and gray levels as medium levels of stimulation. This device is indicated for the profoundly blind.
•	There are currently no treatments for AMD after the disease has caused severe to profound vision loss nor are there any established treatments that delay or reverse the progression of Dry AMD other than supplements.
•	Therapies exist for Wet AMD that delay the progression of visual impairment or slightly improve the vision, rather than completely curing or reversing its course. These therapies are approved in many regions throughout the world, including the US and EU.

Commercial efforts to develop retinal implants by others include:

•	Retina Implant AG: A privately held German company that is developing the Alpha IMS, a wireless sub-retinal implant. Although this company obtained a CE Mark in 2013 and was expected to begin commercialization during 2015 in the EU, to our knowledge this product is still not generally available to commercial patients. Publications from the company reported frequent device failures of the Alpha IMS in patients. The company has reportedly improved the design and rebranded its system as the Alpha AMS. Two clinical trial patients are reported to have been implanted in the UK during 2015 and/or 2016. Other reports of implants are unconfirmed. To our knowledge, Retina Implant has not obtained FDA approval to begin a clinical trial in the US but has announced that it plans to advance commercialization efforts that include obtaining reimbursement and opening new implanting centers.

•	Pixium Vision S.A.: A publicly held French company that is developing the IRIS (Intelligent Retinal Implant System) which is surgically placed into the eye and attached to the surface of the retina. Similar to our Argus II technology, its system uses a camera and a wireless transmitter. Pixium is in clinical studies with IRIS and received a CE Mark in 2016. Pixium has indicated it plans to begin commercialization of its product during 2017 in the EU. In January 2017 Pixium announced that it had completed 10 implants in its IRIS II study. It also reportedly had planned to implant a passive sub-retinal implant, the PRIMA, in AMD subjects in 2016, but it has not yet announced any implants. To our knowledge, Pixium Vision has not obtained FDA approval to begin any clinical trial in the US.

•	NanoRetina Inc., a company based in Israel, and several other early stage companies are reported to have developed intellectual property or technology that may improve retinal prostheses in the future, but to our knowledge none of these efforts has resulted in a completed system that has been tested clinically in patients.

•	Academic entities are also working on vision restoring implants. These include Bionic Vision Australia (an early prototype device has been developed and to our knowledge implanted in three human subjects), Boston Retinal Implant project (preclinical phase), Stanford University (preclinical), Monash Vision Group (preclinical phase) , and the Illinois Institute of Technology (preclinical phase) . Of these projects, we believe most have not yet demonstrated a working implant, only one has reportedly begun long-term clinical work in humans, and to our knowledge none has received FDA approval to begin clinical trials in the US.

To our knowledge, no other retinal prosthesis has been successful in long-term human trials, with the Argus II System currently the sole implant generally available to commercial patients for treating RP in the US, Canada, EU, and Saudi Arabia. We anticipate that our competitors are unlikely to obtain significant commercial traction in EU until they have developed in depth clinical data showing the reliability and functionality of their products.

Warranty

We generally provide a standard limited warranty for the Argus II System covering replacement over the following periods after implant:

•	three years on implanted epiretinal prosthesis,
•	two years on external components other than batteries and chargers, and
•	three months on batteries and chargers.

Based on our experience to date, the Argus II System has proven to be a reliable device generally performing as intended. We have accrued warranty expense of $1.5 million as of December 31, 2016, which we believe to be adequate.

Our Manufacturing and Quality Assurance

We have a single manufacturing facility, located at our principal office in Sylmar, California. The manufacturing areas at this location are housed in a single building, and include approximately 10,000 square feet of controlled environment rooms (CERs) suitable for implant manufacturing. We currently utilize less than half of this space for Argus II implant production. At the same site we maintain spaces for assembling the external (non-implantable) components of our system and for the labeling, receiving and shipping, and stockroom functions. Finished goods are held at this location and at our contracted distributor in Europe.

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

Our manufacturing department currently employs 22 persons and the quality assurance department has an additional nine members. We operate a day shift and smaller swing shift, and at this staffing level we can manufacture approximately 10 devices per month. Due to the reduction in sales of the Argus II during 2016, we reduced manufacturing output beginning in the second quarter of 2016. We believe that the space available at the current facility when fully utilized and operating at two full shifts will prove sufficient to build and assemble a combined total of approximately 100 Argus II or Orion I devices per month.

Employees

As of December 31, 2016, we had 110 employees, including approximately 31 in operations; 18 in selling, marketing and distribution; 44 in clinical, regulatory and research and development; and 17 in administration. Of these persons, we employed 92 in the United States and 18 in Europe. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Properties

Our principal office and facilities are located at 12744 San Fernando Road, Suite 400, Sylmar, California 91342, and consists of approximately 45,351 rentable square feet at a current base rent of about $34,500 per month. Our lease expires in February 2022 and grants us an option to extend the lease term for an additional 60 months. We originally rented these premises from Mann Biomedical Park LLC, an entity affiliated with our former Chairman of the Board, Alfred E. Mann. We believe that the terms of this lease are at least as favorable as those that may have been obtained from a non-affiliated third party. We believe that these premises are adequate for our foreseeable needs. In November 2014, the industrial center in which these premises are located was sold to an independent third party.

Our European office is located on the Innovation Park at EPFL, Rue Jean Daniel Colladon, CH 1015 Lausanne, Switzerland. These premises consist of 180 square meters at a base rent of about 8,200 CHF per month, or currently about $8,200 per month. We rent these premises on a month-to-month basis subject to a six month notice required for termination, from the Foundation for the Innovation Park at EPFL.

Legal Proceedings

We are not a party to any pending legal proceedings other than those involving Pixium Vision, and Retina Implant AG, described in “Risk Factors—Risks Related to Intellectual Property and Other Legal Matters.”

Available Information

Our website address is www.secondsight.com. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

The statements that are not historical facts contained in this Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect the current belief, expectations or intent of our management and are subject to and involve certain risks and uncertainties. Many of these risks and uncertainties are outside of our control and are difficult for us to forecast or mitigate. An investment in our common stock is speculative and involves a high degree of risk. In addition to the risks described elsewhere in this Form 10-K and in certain of our other filings with the US Securities and Exchange Commission, the following important factors, among others, could cause our actual results to differ materially from those expressed or implied by us in any forward-looking statements contained herein or made elsewhere by or on behalf of us. The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock or our warrants could decline, and you may lose all or part of your investment in our shares or in our warrants.

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

Risks Related to Our Common Stock

We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable.

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. Our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2016, we had net revenue of $4.0 million and incurred a net loss of $33.2 million. Our total accumulated deficit through December 31, 2016, was $205.8 million.

As a result of our limited commercial operating history, revenue is difficult to predict with certainty. Current and projected expense levels are based largely on estimates of future revenue. We expect expenses to increase in the future as we expand our activities in connection with the further development of Orion I and complete planned enhancements of Argus II. We cannot assure you that we will be profitable in the future. Accordingly, the extent of our future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern qualification by our auditors.

Our independent registered public accounting firm in their report on the Company’s 2016 consolidated financial statements expressed substantial doubt about our ability to continue as a going concern since we did not have adequate capital to support our operations through at least the next 12 months from the date the consolidated financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures, attain favorable gross margins and ultimately, create profitable operations. Such financings may not be available or may not be available on reasonable terms. A ”going concern” opinion from our auditors may negatively affect the price of our common stock.

Sales, or the availability for sale, of substantial amounts of our common stock could adversely affect the value of our common stock.

We cannot predict the effect, if any, that future sales of our common stock, or the availability of our common stock for future sales, will have on the market price of our common stock. Sales of substantial amounts of our common stock in the public market and the availability of shares for future sale could adversely affect the prevailing market price of our common stock. This in turn could impair our future ability to raise capital through an offering of our equity securities.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock. The market price of our common stock could decline as a result of sales of our common stock and Warrants or the perception that such sales could occur. We may issue and sell additional shares of our common stock in private placements or registered offerings in the future. We also may conduct additional rights offerings in the future pursuant to which we may issue shares of our common stock or other securities.

The warrants we issued in our recent rights offering to shareholders may create an overhang on the market and have a negative effect on the market price for our common stock.

We issued 13,652,341 warrants in connection with our recently completed rights offering of units to our shareholders. The  warrants may be outstanding for up to five years. The warrants may be used in arbitrage transactions and can cause the price of our common stock to remain at the warrant exercise price of $1.47 regardless of our performance.

We have identified and reported on weaknesses in our internal control over financial reporting and if our internal control over financial reporting remains not effective, investor confidence in our company may be adversely affected.

In response to identified, and reported material weaknesses in our internal control over financial reporting, we are continuing to develop and improve our system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. For example, in connection with the audit of our consolidated financial statements for fiscal 2015 and 2016, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm identified the following material weaknesses during their audits:

•	Control over Financial Reporting . We did not consistently perform timely reconciliation of certain accounts,including revenue, deferred revenue, inventory, prepaid and accrued expenses, and stock-based compensation expense. This resulted in the incorrect recording of certain revenue and expenses that required various adjusting entries which we timely and fully recorded as part of the closing process.

•	Tracking of Back-up Prosthesis Units . For every surgery, we ship a back-up prosthesis unit along with the primary unit in case the primary unit cannot be used for some reason. Following the surgery the unused unit is returned to us. During the year ended December 31, 2015, we did not consistently follow internal procedures regarding the tracking and recordation of returned prosthesis units and the exchange of primary units for back-up units with our customers. When uncorrected this resulted in an understatement of cost of sales and an overstatement of inventory that required various adjusting entries that we timely and fully recorded as part of the closing process.

•	Updating of Standard Costs. It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated. During 2016, due to (i) the limited levels of production during the year, and (ii) that the Company established reserves against approximately 61% of the cost of year-end inventory, which reserved for the cost of nearly all of the goods manufactured in 2016, the Company did not update its standard costs at December 31, 2016. The impact on the 2016 financial statements of the Company not updating its standard costs was de minimis. The Company’s failure to update its standard costs at December 31, 2016 represented a material weakness in its internal control over financing reporting, and the Company intends to establish additional accounting procedures in 2017 to address this matter and to prevent a possible misstatement of future financial statements.

While we have taken actions to remediate these specific weaknesses, the Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

If we continue to be unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so by the applicable rules, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the regulatory authorities.

As a result, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Our remediation efforts may not enable us to avoid a material weakness in the future.

A recent civil complaint that the SEC filed against our CFO, as a co-defendant in regard to his prior tenure at another company, could also call into question the quality and reliability of our internal control over financial reporting and our financial statements.

On February 3, 2017, the SEC filed a civil complaint against Tom Miller, our CFO, and another co-defendant, who was Director of Accounting at Ixia, alleging that, during 2012 and 2013 when Mr. Miller was the CFO of Ixia, Mr. Miller and his co-defendant (1) violated certain provisions of the Exchange Act, (2) made, or caused to be made, false statements in Ixia’s public filings with the SEC, and (3) made material misrepresentations to Ixia’s auditors in an effort prematurely to recognize and misstate Ixia’s revenue. We cannot predict when or how this matter will be resolved. Our company is not involved in this proceeding and we do not have any control over the disposition of this matter. Nonetheless, whether or not Mr. Miller is ultimately successful in defending this matter, the allegations in the complaint could cause investors to question the quality and reliability of our internal control over financial reporting and our financial statements and therefore decide to not invest in or to sell our common stock. Any such decisions to not invest in or to sell our common stock could adversely impact the price of our common stock, thereby causing losses to investors.

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

Preclinical studies and clinical trials required to demonstrate the safety and efficacy of incremental changes and obtain indication expansion for the next generation of the Argus II System, including new externals and software enhancements and for new product candidates are time consuming and expensive. If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we have contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for those product candidates, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs also will increase if we experience delays in testing or approvals.

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

Our executives have significant medical device, regulatory, sales and marketing, operational, and/or corporate finance experience. The loss of any management executive or any other principal member of our management team could impair our ability to identify, develop and market new products or effectively deal with regulatory and reimbursement matters.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We intend to adopt policies for compliance with these anti-bribery laws, which often carry substantial penalties. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Litigation or third-party claims of intellectual property infringement or challenges to the validity of our patents would require us to use resources to protect our technology and may prevent or delay our development, regulatory approval or commercialization of improvements in the Argus II System or new product candidates. Further, the validity of some of our patents have been challenged.

Pixium Vision (Pixium) has filed oppositions in the European Patent Office (EPO) challenging the validity of 17 European patents owned or exclusively licensed by Second Sight. Retina Implant AG has joined Pixium Vision in one Opposition. Two of these patents are owned by Johns Hopkins University (JHU) and exclusively licensed to Second Sight, while 15 of these patents are owned by Second Sight. Although Second Sight was successful in the opposition division in the two JHU cases. At the appeal level one of the JHU patents was upheld and one of JHU patents was invalidated. Second Sight has opposed one Pixium patent. These EPO proceedings involving us and Pixium include:

•	EP 1061874 Visual Prosthesis – upheld by the opposition and appellate divisions. No further appeal is available in the EPO.
•	EP 1061996 Apparatus for Preferential Outer Retinal Stimulation – upheld by the opposition division, lost in the appellate division. No further appeal is available in the EPO.
•	EP 1171188 Retinal Color Prosthesis for Color Sight Restoration – cancelled in the Opposition Division, pending before the Board of Appeal.
•	EP2219728 Electrode Array for Even Neural Pressure Having Multiple Attachment Points –upheld in the Opposition Division, pending before the Board of Appeal.
•	EP1937352 Sub-threshold Stimulation to Precondition Neurons for Supra-threshold Stimulation – cancelled in the Opposition Division pending before the Board of Appeal.
•	EP2192949 – Return Electrode for a Flexible Circuit Electrode Array – cancelled in the Opposition Division, Pending before the Board of Appeal .
•	EP1949437 - Implantable Microelectronic Device and Method of Manufacture – opposition filed. Upheld in the Opposition Division, pending before the Board of Appeal.
•	EP1945835 – Platinum Electrode Surface Coating and Method for Manufacturing the Same – (Pixium joined by Retina Implant) cancelled in the Opposition Division, pending before the Board of Appeal.
•	EP1986733 (Pixium) – Device with Flexible Multilayer System for Contacting or Electro-stimulation of Living Tissue Cells or Nerves –significantly narrowed in the Opposition Division, pending before the Board of Appeal.
•	EP1562972 – Field Focusing and Mapping in an Electrode Array – opposition Filed, a hearing is scheduled June 27, 2017.
•	EP1497483 – Platinum Electrode – opposition filed.
•	EP2077892 – Automatic Fitting for a Visual Prosthesis - opposition filed.
•	EP2061549 – Package for an Implantable Neural Stimulation Device - cancelled in the Opposition Division and now pending before the Board of Appeal.

•	EP2155327 – System for Providing Stimulation Inputs to a Visual Prosthesis - opposition filed, a hearing is scheduled for November 15, 2017.
•	EP2114514 – Flexible Electrode Array with Film Support - opposition filed.
•	EP2089100 – Flexible Circuit Electrode Array - opposition filed.
•	EP2185236 – Implantable Device for the Brain – opposition filed.
•	EP2364179 – Techniques and Functional Electrical Stimulation to Eliminate Discomfort during Electrical Stimulation of the Retina – opposition filed.

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

We hold exclusive licenses from Johns Hopkins University, Duke University, and the Doheny Eye Institute to intellectual property relating to the Argus II visual prosthesis. These licenses impose various commercialization, milestone payment, profit sharing, insurance and other obligations on us. If we fail to comply with any material obligations, the licensor will have the right to terminate the applicable license, which covers part of the system of the eye implant and thus will be a barrier to manufacture the Argus II System and impair our ability to sell the Argus II. The existing or future patents to which we have rights based on our agreements with Johns Hopkins University, Duke University and the Doheny Eye Institute may be too narrow to prevent third-parties from developing or designing around these patents. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of the license agreement. Each license expires with the expiration of the last of the licensed patents. In the case of JHU, the license will expire March 13, 2018. While the JHU agreement includes a patent which is a significant obstacle to our competitors, it is one of many other patents which in our view present material obstacles to our competitors. The DEI license includes ongoing research, making the expiration date indeterminate, but in any event the expiration date is no earlier than August 8, 2033. The total aggregate royalty on both agreements does not exceed 3.25% of Argus II System net sales. All of the patents in the DEI agreement are co-owned with the Doheny Eye Institute. We license the Doheny Eye Institute’s interest in the patents to maintain our exclusive use on that intellectual property. Should the license terminate we retain the right to utilize the intellectual property, but may not be able to prevent others from doing so, in which case we may lose a competitive advantage.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon, among other things, unpatented proprietary technology, processes, trade secrets and know-how. Any involuntary disclosure to or misappropriation by third-parties of our confidential or proprietary information could enable competitors to duplicate or surpass our technological achievements, potentially eroding our competitive position in our market. We seek to protect confidential or proprietary information in part by confidentiality agreements with our employees, consultants and third-parties. While we require all of our employees, consultants, advisors and any third-parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. These agreements may be terminated or breached, and we may not have adequate remedies for any such termination or breach. Furthermore, these agreements may not provide meaningful protection for our trade secrets and know-how in the event of unauthorized use or disclosure. To the extent that any of our staff were previously employed by other pharmaceutical, medical technology or biotechnology companies, those employers may allege violations of trade secrets and other similar claims in relation to their medical device development activities for us.

If we are unable to protect the intellectual property used in our products, others may be able to copy our innovations which may impair our ability to compete effectively in our markets.

The strength of our patents involves complex legal and scientific questions and can be uncertain. We have 381 issued patents and 126 pending patent applications worldwide as of December 31, 2016. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around our intellectual property and in that event we may lose competitive advantage and our business may suffer.

Further, the patent applications that we license or have filed may fail to result in issued patents. The claims may need to be amended. Even after amendment, a patent may not issue and in that event we may not obtain the exclusive use of the intellectual property that we seek and may lose competitive advantage which could result in harm to our business.

Third-party claims of intellectual property infringement may prevent or delay expanded commercialization efforts for Argus II and our development and commercialization activities for other product candidates.

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

We face a risk of product liability claims arising from the prosthesis being inserted into the eye, and it is possible that we may be held liable for eye injuries of patients who receive our product. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. We maintain product liability insurance relating to our clinical trials and commercial sales, with an aggregate coverage limit under these insurance policies of $10,000,000, and while we believe this amount of insurance currently is sufficient to cover our product liability exposure, these limits may not prove adequate to fully cover potential liabilities. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. If the use of our products harm or are alleged to harm people, we may be subject to costly and damaging product liability claims that exceed our policy limits and cause us significant losses that could seriously harm our financial condition or reputation.

Legislative or regulatory reform of the health care system in the US and foreign jurisdictions may adversely impact our business, operations or financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In March 2010, the Patient Protection and Affordable Care Act, and a related reconciliation bill were signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the medical device industry and other healthcare related industries by imposing additional costs and changes to business practices.

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

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments appear likely in 2017, and we expect ongoing initiatives in the U.S and Europe. These reforms could have an adverse effect on our ability to obtain timely regulatory approval for new products and on anticipated revenues from the Argus II System and other product candidates, both of which may affect our overall financial condition.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for so long as we are an “emerging growth company,” which could be as long as five years from November 14, 2014, the date of our initial public offering. Investors may find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile or may decline.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. See the Risk Factor labeled. “We have identified and reported an weaknesses in our internal control over financial reporting and if our internal control over financial reporting remains not effective, investor confidence in our company may be adversely affected” on page 16 above.

Risks Relating to Our Financial Results and Need for Financing

Fluctuations in our quarterly operating results and cash flows could adversely affect the price of our common stock.

The revenues we generate and our operating results will be affected by numerous factors such as:

•	the general commercial success of the Argus II System,
•	our ability to improve performance and significantly expand the use of Argus II in the larger RP population by treating better-sighted RP patients,
•	our ability to obtain regulatory approval of the Argus II System in additional jurisdictions,
•	the emergence of products that compete with our product candidates,
•	our ability to leverage Argus II technology to restore useful vision with cortical stimulation,
•	the status of our preclinical and clinical development programs,

variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs,

•	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements,
•	any intellectual property infringement lawsuits to which we may become a party,
•	our ability to obtain reimbursement from government or private payers at levels we deem adequate to sustain our operations.

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

We will need additional capital to support our operations and growth. Additional capital, may be difficult to obtain restricting our operations and resulting in additional dilution to our stockholders.

Our business requires additional capital for implementation of our long term business plan. We believe our cash, cash equivalents and other investments, along with the proceeds of approximately $20.1 million from our recently completed shareholder rights offering, together with revenue generated from the sale of Argus II units, may be sufficient to fund our operations over approximately the next 12 months. The actual amount of funds that we will need for our business development will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the amount of our future operating losses,
•	third party expenses relating to the ongoing commercialization of Argus II System,
•	the need and cost of conducting additional clinical trials of the Argus II System for other applications,
•	the amount of our research and development, including research and development for Orion I visual prosthesis, marketing and general and administrative expenses, and
•	regulatory changes and technological developments in our markets.

As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce further commercialization of the Argus II System, to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity.

Risks Related to Our Business and Industry

We have incurred operating losses since inception and may continue to incur losses for the foreseeable future.

We have had a history of operating losses and we expect that operating losses will continue into the near term. Although we have had sales of the Argus II product, these limited sales have not been sufficient to cover our operating expenses. Our ability to generate positive cash flow will also hinge on our ability to correctly price our product to our markets, expand the use of the Argus II System, develop the Orion I visual prosthesis and obtain government and private insurance reimbursement. As of December 31, 2016 we had total stockholders’ equity of $11.1 million and an accumulated deficit of $205.8 million. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We derive a significant portion of our revenues from Europe, and we anticipate that revenue from Europe and other countries outside the US will increase. Accordingly, our operations are subject to risks associated with doing business internationally, including:

•	currency exchange variations,
•	extended collection timelines for accounts receivable,
•	greater working capital requirements,
•	multiple legal frameworks and unexpected changes in legal and regulatory requirements,
•	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements,
•	political changes in the foreign governments impacting health policy and trade,
•	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations that could impact our ability to sell or develop our products in certain foreign markets,
•	trade laws and business practices favoring local competition, and
•	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations and the healthcare expenditure of domestic or foreign nations.

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

We intend to pursue market authorizations for the Argus II System and other product candidates in additional jurisdictions. For us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time and costs required to obtain approval may differ from that required to obtain an approval by the FDA. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. Violations of foreign laws governing use of medical devices may lead to actions against us by the FDA as well as by foreign authorities. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain all the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must maintain our ISO 13485:2003 certification and CE mark certification, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the ISO 13485:2003 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in Europe and elsewhere. The failure to obtain these approvals could harm our business materially.

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

We are subject to an annual audit of compliance with the rules necessary to support our CE Mark.  In 2012 the European Commission proposed a new regulatory scheme.  It is anticipated that that the proposals which are currently being discussed by the Council of the European Union, will impose significant additional obligations on medical device companies. We expect that these proposals will be adopted in 2017, and if so, the new regulations on medical devices would become effective at that time. Devices with a current CE marking may have to comply with additional, more challenging regulatory obligations, the details of which are not yet clarified.  We expect changes being made to regulations will include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures.  Additionally we anticipate that the new regulations will require clinical evidence as well as analytical performance levels, the details of which are yet to be provided. If the additional provisions proposed by the European Parliament are adopted, this could lead to the involvement of the European Medicines Agency (EMA) in regulation of some types of medical devices, in the qualification and monitoring of notified bodies (NBs), and enhancing the roles of other bodies, including a new Medical Devices Coordination Group (MDCG).  The European Parliament’s proposed revisions would impose enhanced competence requirements for NBs and “special notified bodies” (SNBs) for specific categories of devices, such as implantable devices.  This could result in stricter conformity assessment procedures. Although the extent of the new regulations is currently uncertain, the medical device industry anticipates that there will be significant changes under these initiatives to the regulation of medical devices which will increase the time and costs for obtaining CE marking.

We have no large-scale manufacturing experience, which could limit our growth.

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

As of December 31, 2016, we had federal and state of California income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $142.3 million and $93.8 million, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until these unused losses expire. However, we may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2023 through 2036 for federal net operating losses and from 2016 through 2036 for state net operating losses. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change. We have experienced ownership changes in the past. We may experience additional ownership changes as a result of shifts in our stock ownership, including shifts in our stock ownership that are outside of our control. As a result, our ability to use our pre-change NOL carryforwards to offset taxable income may be subject to limitations. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited under state tax law. For these reasons, we may not be able to utilize and benefit from a material portion of our NOL carryforwards and other tax attributes.

Risks Related to the Securities Market, and Ownership of Our Common Stock

The price of our common stock has been and may continue to be volatile and the value of your investment could decline.

Medical technology stocks have historically experienced high levels of volatility. The trading prices of our common stock have fluctuated and may continue to fluctuate substantially. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose substantially all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include:

•	announcements of new offerings, products, services, therapies, treatments or technologies, commercial relationships, acquisitions or other events by us or our competitors,
•	challenges to our patents and the patents underlying the patents and intellectual property that we license,
•	United States and European approvals or denials of our products,
•	price and volume fluctuations in the overall stock market from time to time,
•	significant volatility in the market price and trading volume of medical device or technology companies in general,
•	fluctuations in the trading volume of our shares or the size of our public float,
•	actual or anticipated changes or fluctuations in our results of operations,
•	whether our results of operations meet the expectations of securities analysts or investors,
•	actual or anticipated changes in the expectations of investors or securities analysts,
•	litigation involving us, our industry, or both,
•	regulatory developments in the United States, foreign countries, or both,
•	general economic conditions and trends,
•	major catastrophic events,
•	sales of large blocks of our common stock,
•	departures of key employees, or
•	an adverse impact on the company from any of the other risks cited herein.

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

Sales of substantial amounts of our common stock in the public or private markets could reduce the price of our common stock and may dilute your voting power and ownership interest in us.

Sales of a substantial number of shares of our common stock in the public or private markets, or the perception that these sales could occur, as well as sales of shares by directors or officers, or entities affiliated with our late, former Chairman and founder, Al Mann, which have occurred or which may occur from time to time, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Certain of our stockholders have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of December 31, 2016 our executive officers, key employees, directors, their affiliates and entities affiliated with our late, former Chairman and founder Al Mann, beneficially own in the aggregate approximately 54% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of voting power may have the effect of deterring, delaying or impeding actions that could be beneficial to you, including actions that may be supported by our board of directors, and deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We completed our initial public offering in November 2014. Since that time, our shares closing prices have ranged from $1.35 per share to $23.60 per share and day-to-day trading often has been volatile. This volatility may continue or increase in the future. The market price for the shares may be significantly affected by factors such as progress in the development of our technology, progress in our pre-clinical and clinical trials, agreements with research facilities or co-development partners, commercialization of our technology, coverage by third party payers, variations in quarterly and yearly operating results, general trends in the medical device industry, and changes in FDA and foreign regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Those broad market fluctuations may adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office and facilities are located at 12744 San Fernando Road, Suite 400, Sylmar, California 91342, and consists of approximately 45,351 rentable square feet at a base rent of approximately $34,500 per month. Our lease expires in February 2022 and grants us an option to extend the lease term for an additional 60 months period. We originally rented these premises from Mann Biomedical Park LLC, an entity affiliated with our former Chairman of the Board, Alfred E. Mann. We believe that the terms of this lease are at least as favorable as those that may have been obtained from a non-affiliated third party. We believe that these premises are adequate for our foreseeable needs. In November 2014, the industrial center in which these premises are located was sold to an independent third party.

Our European office is located on the Innovation Park at EPFL, Rue Jean Daniel Colladon, CH 1015 Lausanne. The lease consists of 180 square meters at a base rent of 8,200 CHF per month, or currently about $8,200 per month. Our lease is currently monthly with a six month notice required for termination, with the Foundation for the Innovation Park at EPFL.

Item 3. Legal Proceedings

We are not a party to pending material legal proceedings other than those involving Pixium Vision, and Retina Implant AG described in “Risk Factors—Risks Related to Intellectual Property and Other Legal Matters”.

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

	High	Low
Fiscal Year Ended December 31, 2016
First quarter	$6.79	$3.78
Second quarter	$5.85	$3.18
Third quarter	$4.24	$3.22
Fourth quarter	$3.48	$1.76

Fiscal Year Ended December 31, 2015
First quarter	$17.44	$8.43
Second quarter	$16.28	$11.56
Third quarter	$14.45	$5.93
Fourth quarter	$8.07	$4.70

On March 14, 2017, the closing sales price reported for our common stock was $1.27 per share, and as of that date there were approximately 157 shareholders of record.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

The performance graph below compares the cumulative total stockholder return on our common stock with that of the Nasdaq Composite index and the Nasdaq Medical Equipment index. The initial public offering price of our common stock was $9.00 per share and the closing price was $19.97 per share on November 19, 2014 (the date our common stock first commenced trading on Nasdaq). The chart assumes $100 was invested at the close of the market on November 19, 2014 in our common stock, the Nasdaq Composite index and the Nasdaq Medical Equipment index.

Second Sight Medical Products, Inc. Comparison of Total Return

Among Second Sight, the Nasdaq Composite Index and the Nasdaq Medical Device Equipment Index

Use of Proceeds from June 2016 Rights Offering and Completion of March 2017 Rights Offering

In June 2016, the Company successfully completed a Rights Offering to existing stockholders (File No. 333-209113), raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the Rights Offering. Through December 31, 2016, $8.6 million of the $19.5 million of the net proceeds from the IPO were used to fund our ongoing business operations, to expand sales and marketing efforts, enhance our current Argus II product, gain regulatory approvals for additional indications, and continue research and development into next generation technology and approximately $10.9 million remained deposited in various cash and money market funds. None of the proceeds was used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business

In March 2017 we completed a Rights Offering to existing stockholders (File No. 333-215463), raising proceeds of approximately $19.7 million net of cash offering costs, and selling 13,652,341 units, each consisting of one share of common stock and one warrant, at $1.47 per unit. We will use the proceeds to further develop and enhance our products, support operations and for general corporate purposes.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statements of operations data set forth below for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2014 is derived from the audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission.

	Fiscal Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014

Net sales	$3,985	$8,950	$3,398
Cost of sales	10,076	5,293	3,558
Gross profit (loss)	(6,091)	3,657	(160)

Operating expenses:
Research and development, net of grants	5,347	3,036	5,041
Clinical and regulatory	2,703	3,510	2,622
Selling and marketing	8,989	8,935	6,845
General and administrative	10,080	8,223	6,565
Total operating expenses	27,119	23,704	21,073

Loss from operations	(33,210)	(20,047)	(21,233)

Interest income	31	2	9
Other income, net	—	27	12
Interest expense on convertible promissory notes and loan payable	—	—	(1,957)
Amortization of discount on convertible promissory notes	—	—	(5,077)
Write-off of unamortized discount on conversion of convertible promissory notes	—	—	(6,955)

Net loss	$(33,179)	$(20,018)	$(35,201)

Net loss per common share – Basic and diluted	$(0.84)	$(0.56)	$(1.41)
Weighted average shares outstanding – Basic and diluted	39,554	35,637	25,053

	As of December 31,
(in thousands)	2016	2015	2014

Cash	$539	$239	$619
Money market funds	$10,336	$15,721	$34,000
Working capital	$9,620	$18,782	$33,525
Total assets	$16,810	$28,245	$43,069
Stockholders’ equity	$11,148	$20,263	$34,618

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that restore useful vision to blind individuals. Our principal offices are located in Sylmar, California, approximately 25 miles northwest of downtown Los Angeles. We also have an office in Lausanne, Switzerland, that manages our commercial and clinical operations in Europe, the Middle East, Latin America and Asia-Pacific.

Our current product, the Argus ® II System, treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By restoring a form of useful vision in patients who otherwise have total sight loss, the Argus II System can provide benefits which include:

•	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk,
•	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away
•	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching the moving streams of lights from fireworks, and
•	improving patients’ well-being and ability to perform activities of daily living.

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and it does not reverse the progression of the disease. Results vary among patients: while the majority of patients receive significant benefit from the Argus II, some patients report receiving little or no benefit.

Our major corporate, clinical and regulatory milestones include:

•	In 1998, Second Sight was founded.
•	In 2002, we commenced clinical trials in the US for our prototype product, the Argus I retinal prosthesis.
•	In 2007, we commenced clinical trials in the US for the Argus II System, which later became our first commercial product.
•	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.
•	In 2013, we received marketing approval in the United States (FDA) for the Argus II System.
•	In 2014, we launched the Argus II in the US, completed our initial public offering (“IPO”), and began trading on Nasdaq under the symbol “EYES.”
•	In 2015, we commenced a clinical trial in the UK for an expanded indication for the Argus II System in individuals with dry AMD.
•	In 2016, we successfully implanted and activated a wireless cortical visual prosthesis.

Currently, after more than 18 years of research and development, more than $180 million of investment and over $34 million of grants awarded in support of our technology development, we employ over 100 people in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. During the years ended December 31, 2016, 2015 and 2014, we funded our business primarily through:

•	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million of cash after offering expenses.
•	Revenue of $4.0 million, $8.9 million, and $3.4 million in 2016, 2015 and 2014, respectively, generated by sales of our Argus II System,
•	Issuance of common stock in our initial public offering in November 2014, which generated net proceeds of $34.2 million of cash after offering expenses.
•	A $4.1 million grant under a Joint Research and Development Agreement with The Johns Hopkins University Applied Physics Laboratory in 2014,
•	Issuance of common stock in a private placements aggregating $9.1 million in 2014.

On March 6, 2017, the Company successfully completed a registered Rights Offering to existing stockholders in which it sold 13,652,341 Units at $1.47 per Unit, which was the closing price of the Company common stock on that date. Each Unit consisted of a share of the Company’s common stock and a warrant to purchase an additional share of the Company’s stock for $1.47. The warrants have a five-year life. At the Company’s discretion, the warrants are redeemable on 30 days’ notice (i) at any time 24 months after the date of issuance, (ii) if the shares of our common stock are trading at 200% of the Subscription Price for 15 consecutive trading days and (iii) if all of the independent directors vote in favor of redeeming the warrants. Holders may be able to sell or exercise warrants prior to any announced redemption date and we will redeem outstanding warrants not exercised by the announced redemption date for a nominal amount of $0.01 per Warrant. We have applied to list the Warrants for trading on the Nasdaq Stock Market under the symbol “EYESW.” As of the date of this report we cannot assure that our listing application will be approved, or if approved, that a trading market for the Warrants will develop.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expense incurred and future cash flows, which suggest a wide range of possible future outcomes. However, assuming financial results in 2017 similar to the results achieved in 2016, management has concluded that there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm, in its report on our 2016 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

No assurances can be given that we will ultimately be able to raise sufficient funds through other means so as to be able to continue operating our business at current levels through the end of first quarter of 2018.

Insurance Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the cost of the Argus II System, our sales would be limited without the availability of third party reimbursement. In the US, coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. Coverage and payment vary by payer. The majority of Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare (sometimes referred to as Medicare Fee-for-Service (FFS) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. As of January 1, 2017, positive coverage decisions for the Argus II are effective in five of 12 MAC jurisdictions (comprising 17 states). Effective January 1, 2017, CMS established a New Technology Ambulatory Payment Class (APC) 1906, Level 51, with a payment rate of $150,000 for both the procedure and the Argus II Retinal Prosthesis System.

•	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015 and 2016 combined, 93% of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.

•	Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

Second Sight employs dedicated employees and consultants with insurance reimbursement expertise engaged to expand and enhance coverage decisions. Currently, five MAC jurisdictions comprising 17 states have agreed to cover the Argus II System when medically necessary for the FDA approved indications. The MACs now covering the Argus II include First Coast Service Options (Florida, Puerto Rico and U.S.V.I.), CGS Administrators, LLC (for the states of Ohio and Kentucky), Palmetto GBA (for the states of North and South Carolina, West Virginia and Virginia, other than the counties of Arlington and Fairfax in Virginia and the City of Arlington in Virginia), National Government Services, Inc. (NGS), Jurisdiction 6 (for the states of Illinois, Minnesota and Wisconsin), and NGS, Jurisdiction K (for the states of Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont). We are actively engaged with the remaining MACs and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

During the 12 months ended December 31, 2016, 12 individuals in the US and Canada were implanted with the Argus II technology. Of the 12 patients, nine were Medicare FFS patients, one was a Medicare Advantage patient, one was a Veteran’s Administration patient and the remaining one was a privately funded patient in Canada.

Within Europe, we have obtained reimbursement approval or funding in Germany, France and one region of Italy. On December 22, 2016, NHS England announced it would cover 10 Argus implantations as part of a Commissioning through Evaluation (CtE) program. The CtE program is especially designed for treatments that show significant promise for the future, while new clinical and patient experience data are collected within a formal evaluation program. This program is similar to the Forfait Innovation program in France. NHS England is known to be under significant financial pressure and also highly selective in adopting innovative technologies – which must demonstrate sufficient value for the cost expended.

We are seeking reimbursement approval in other countries including Belgium, Switzerland, Turkey and we are also seeking reimbursement approval in additional regions of Italy. In France, Second Sight was selected to receive the first "Forfait Innovation" (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, Second Sight is conducting a post-market study in France which has enrolled a total of 18 subjects and will follow them for two years.  The French program will fund implantation of up to 18 additional patients that will not be part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

To date, we have not faced traditional sales challenges in any of our markets, largely due to the currently unmet clinical need and the lack of any other commercially available device or competitive treatment for RP-caused profound blindness. Our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the US, our efforts in 2017 will focus on media ads dedicated to RP patients and their families. These ads will be placed in geographic areas where we have Centers of Excellence committed to Argus II.

Product and Clinical Development Plans

The Argus II System is currently approved for RP patients with bare or no light perception in the US, and in Europe for severe to profound vision loss due to outer retinal degeneration, such as from retinitis pigmentosa (RP), choroideremia, and other similar conditions. The number of people who are legally blind due to RP is estimated to be about 25,000 in the US, 42,000 in Europe, and about 375,000 total worldwide. A subset of these patients would be eligible for the Argus II System since the approved baseline vision for the Argus II System is worse than legally blind (20/200).

The Company believes an opportunity exists to expand the use of its Argus II technology to better sighted individuals with RP who are currently not being treated. In order to achieve this market expansion, the Company plans to start collecting clinical data in 2017 and is undertaking multiple development efforts to improve the technology’s performance, including:

•	Clinical trials with better-sighted individuals;
•	Development of retinal stimulation protocols that we believe can achieve improved resolution by adjusting electronic retinal stimulation methods;
•	Redesigns of the externals (glasses, camera, video processing unit) that will possess processing power many times greater than the current Argus II system, which will enable enhanced image processing support for the commercial implementation of the new retina stimulation protocols, possibly by 2018.

We believe we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion I visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion I.

Our objective in designing and developing the Orion I visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. We plan to submit an IDE application to the FDA in 2017 to begin a human feasibility study of the Orion I visual prosthesis system. We also expect to implant and activate our Orion I visual prosthesis system in human subjects during 2017. This study will confirm initial findings in our human pilot study we announced in Q4 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2018.

We began a five-subject pilot study in the United Kingdom in June 2015, to determine the utility of the Argus II System for use in persons suffering from dry AMD. In Q2 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We plan to continue testing these subjects and will submit a revised clinical protocol in early 2017. Our approaches to improving the effective resolution in RP patients may also work in AMD patients, which could help us demonstrate objective benefit over their residual vision. The revised protocol will request approval to test new retinal stimulation techniques with the existing subjects with the belief they will benefit. If this clinical testing is successful, we plan to enroll additional patients in our pursuit of a solution for this large patient population.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provided guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with our preparing these financial statements we evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The Company believes that it does not have sufficient funds to support its operations through the end of first quarter of 2018.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently assessing the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  We have determined that the impact of this standard when adopted in 2017 will not be material to the financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within the fiscal years.  No early adoption is permitted.  We are currently assessing the potential impact of adopting ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs.  Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  That is, earlier adoption should be in the first interim period if an entity issues interim financial statements.  We are currently evaluating the impact of ASU 2016-16 on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance in ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASC 606 requires the Company to make significant judgments and estimates. ASC 606 also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has also issued several additional ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for calendar year end reporting companies), including interim reporting periods within that reporting period. Accordingly, the Company will adopt ASU 606 in the first quarter of 2018.

An entity should apply ASC 606 using one of the following two transition methods:

•	Retrospective approach: Retrospectively to each prior reporting period presented and the entity may elect certain practical expedients.
•	Modified retrospective approach: Retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application. If an entity elects this transition method it also is required to provide the additional disclosures in reporting periods that include the date of initial application of (a) the amount by which each financial statement line item is affected in the current reporting period by the application ASU 606 as compared to the guidance that was in effect before the change, and (b) an explanation of the reasons for significant changes.

The Company expects that it will adopt ASC 606 following the modified retrospective approach.

The Company has completed an initial assessment of adoption of ASC 606, but has additional steps to complete in its assessment phase. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•	The requirement to estimate and include variable consideration in the transaction price will accelerate the recognition of revenue related to sales of Argus II systems to customers covered under private insurance. Under existing generally accepted accounting principles, the Company defers revenue in these sales until the ultimate amount of revenues to be collected is determinable.
•	For future products that may have software upgrades available, the Company may begin estimating and deferring a portion of the transaction price to when-and-if available software upgrades related to the future products.

The Company has not yet estimated the financial statement impact of the expected changes. The Company will continue to assess the impact of ASC 606 as it works through the adoption in 2017, and there remain areas still to be fully concluded upon. Further, there remain ongoing interpretive reviews, which may alter the Company's conclusions and the financial impact of Topic 606.

Management believes that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on the Company’s financial statement presentation or disclosures.

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

Stock-Based Compensation. Pursuant to Financial Accounting Standards Board ASC 718 Share-Based Payment (“ASC 718”), the Company records stock-based compensation expense for all stock-based awards. Under ASC 718, the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

•	The grant price of the issuances is determined based on the fair value of the shares at the date of grant.
•	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.
•	As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding.
•	Volatility is determined based on average historical volatilities of comparable companies in similar industry.
•	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Patent Costs. The Company has over 381 domestic and foreign patents. Due to the uncertainty associated with the successful development of one or more commercially viable products based on Company’s research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs are included in general and administrative expenses in the consolidated statements of operations.

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

Long Term Investor Right. Each beneficial owner (“IPO Shareholder”) of the Company’s common stock, who purchased shares directly in the offering (“IPO Shares”), qualified to receive up to one additional share of common stock from the Company for each share purchased in the offering (“IPO Supplemental Shares”) pursuant to the Long Term Investor Right that was included with each IPO Share. To qualify for receipt of IPO Supplemental Shares, an IPO Shareholder was required to take action to become the direct registered owner of its IPO Shares within 90 days following the closing date of the offering, or by February 22, 2015. Furthermore, IPO Shareholders were required to hold their IPO Shares in their own name and not place them in “street name” or trade them at any time during the 24 month period immediately following the IPO closing date. This Long Term Investors Right was non-detachable and transferable only in limited circumstances.

The Company issued IPO Supplemental Shares to IPO Shareholders who did not otherwise forfeit their Long Term Investor Right since, during the two-year period immediately following the IPO closing date, the Company’s common stock did not trade at or above $18.00 per share (200% of the IPO price per share) for any five consecutive day period.

The formula to determine the number of IPO Supplemental Shares to issue on a trigger of the Long Term Investor Right was: (i) $18.00 minus (ii) the average of the highest consecutive closing prices in any 90 day trading period on the principal exchange during the two years after the Closing Date (the “Measurement Average”) divided by the Measurement Average. Fractional shares issuable to a qualifying IPO Shareholder resulting from the calculation were rounded up to the next whole share of common stock, taking into account the aggregate number of Long Term Investor Rights of a holder. Since the highest average of consecutive closing prices over any 90 calendar day period was $13.96 per share, each Long-Term Investor Right was entitled to 0.2894 additional shares of common stock, which is calculated as: ($18.00 - $13.96)/$13.96.

The amount of IPO Supplemental Shares issued was computed by an independent public accountant as soon as practicable following the second anniversary of the Closing Date. The Company in turn delivered 355,095 shares to these shareholders.

The Right is an equity instrument that was accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Right will be included in basic earnings per share beginning on their effective issuance date in November 2016.

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

Comparison of the Years Ended December 31, 2016 and 2015

Net Sales. Our net sales decreased from $8.9 million in 2015 to $4.0 million in 2016, a decrease of $4.9 million, or 55%. This decrease in net sales was due to a lower number of implants in 2016 versus 2015 as well as a lower level of revenue per implant. In 2016 there were 42 implants compared to 75 in 2016, and the amount of revenue recognized per implant declined from $119,000 in 2015 to $95,000 in 2016.

In 2016, there were 30 implants in Europe and the Middle East (EMEA) compared to 43 implants in the prior year. The decrease in implants in EMEA is primarily attributable to a decrease of 12 implants in France due, in part, to a potential competitor recruiting RP patients for a clinical trial in France. Germany and Italy both grew by one implant going from five in 2015 to six in 2016. Elsewhere in EMEA, we saw growth in Saudi Arabia and Turkey with implants increasing by four and three, respectively, in 2016 versus the prior year.

In the United States and Canada (North America), implants decreased to 12 in 2016 compared to 32 in 2015. The decline in U.S. implants was due, in part, to the 2016 Medicare reimbursement level being reduced to $95,000, which in early Q1 was approximately $50,000 below our U.S. list price. We made the decision in late February 2016 to implement temporary discounts in the U.S., lasting through December 2016, to alleviate concerns of our customers that they would lose money on Argus II patient cases due to the difference between the device cost and the reimbursement amount. Additionally, we had hired a new sales leader for North America in the second quarter of 2016 and experienced some turnover in the sales staff. With our new sales team in place, together with a clearly defined Center of Excellence strategy for the U.S., we expect to see a higher level of implants in coming quarters.

The amount of revenue recognized per implant in a period depends on several factors, including reimbursement policies set by private and government payers, the mix of implants between EMEA and North America, exchange rates, payment terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. Given the CMS pricing decision made in 2015 to reduce the 2016 reimbursement rate for the Argus II implant and related procedure, we made the determination in late February 2016 to temporarily discount the Argus device in the US to approximately $92,000 compared to the $144,000 we sold the product for in 2015. Accordingly, the average revenue per implant was lower in 2016 than it was in 2015. For 2017, with the CMS reimbursement rate of $150,000 approved for U.S. Medicare patients, we expect our global average revenue per implant to increase to $110,000 to $120,000 depending on the geographic mix of implants.

In the United States, the amount of sales revenue recognized per unit has been limited in some situations due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales increased from $5.3 million in 2015 to $10.1 million in 2016, an increase of $4.8 million or 91%. With the reduced level of implants in 2016, the cost of goods sold related to implants declined in 2016, however, we incurred significant charges for excess inventory and unabsorbed overhead costs. While we are cautiously optimistic about our sales potential going forward, Management believed it was prudent to take the reduced level of sales activity during 2016 as compared to 2015 into consideration when estimating excess inventory. Accordingly, we booked a total of $4.7 million of reserves for slow moving inventory in 2016. Also, we made the decision during the second quarter of 2016 to reduce our production levels, lay off certain direct manufacturing personnel, and reassign certain other indirect personnel to where the Company could better utilize their skills. Because of the reduced production output, we are spreading our production costs over a lower number of units, which resulted in approximately $2.8 million of unabsorbed production variances that we recognized as period costs during the year. In future quarters, if implant volumes improve from current levels, we may increase the production of Argus II units and components. Until then, we will utilize a significant portion of our manufacturing resources to support our research and development efforts, including our future Orion product.

Research and development expense. Research and development expense increased from $3.0 million in 2015 to $5.3 million in 2016, an increase of $2.3 million, or 77%. The increase is attributable to increased activity in research and development as work to get new products ready for clinical trials and market release. The increase consists of approximately $962,000 related to charges from manufacturing for work on prototypes, $551,000 for people related costs, $671,000 for outside services and consultants and $468,000 for supplies. These increased expenditures were offset, in part, by $488,000 of higher grant revenue recognized in 2016 versus 2015. Excluding grant revenues, which are used to offset expenses, research and development expense increased from $4.9 million in 2015 to $7.7, an increase of $2.8 million, or 57%, in 2016 compared to 2015. We expect research and development costs to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future cortical implant product.

Clinical and regulatory expense. Clinical and regulatory expense decreased from $3.5 million in 2016 to $2.7 million in 2015, a decrease of $0.8 million, or 23%. This decrease is primarily attributable to the cost of post-market and other clinical trials to assess the safety and efficacy of our current product, to assess possible enhancements to our existing product, and to assess the efficacy of our technology for treating blindness due to Age-Related Macular Degeneration.

Selling and marketing expense. Selling and marketing expense increased from $8.9 million in 2015 to $9.0 million in 2016, an increase of $0.1 million or 1%. This small increase in costs represent the netting of a decrease of $663,000 in lower people related costs, including lower salaries, stock based compensation, and commissions, against $863,000 in higher costs for consultants related to items such as customer outreach programs and insurance reimbursement for our products in the U.S. and foreign markets. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased from $8.2 million in 2015 to $10.1 million in 2016, an increase of $1.9 million, or 23%. This increase is primarily attributable to $900,000 of higher stock-based compensation charges than in 2015, and $718,000 in higher cash compensation costs.

Net loss. The net loss was $33.2 million in 2016, as compared to $20.0 million in 2015. The $13.2 million increase in net loss from 2015 to 2016 was primarily attributable to a $9.8 million decrease in gross profit, caused by lower revenues and large charges for excess inventory and unabsorbed manufacturing overhead, and $3.4 million in increased operating expenses.

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

The amount of revenue recognized per implant in a period depends on several factors, including reimbursement policies set by private and government payers, the mix of implants between EMEA and North America, exchange rates, payment terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. Given the CMS pricing decision in 2015, we made the determination in late February 2016 to temporarily discount the Argus device in the US to approximately $92,000 compared to the $144,000 we sold the product for in 2015.

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

Liquidity and Capital Resources

Our company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its current report on our 2016 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above”).

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

In March 2017, the Company successfully completed an additional Rights Offering to existing shareholders, raising proceeds of approximately $19.7 million net of cash offering costs, and selling 13,652,341 Units at $1.47 per unit. Each Unit consists of a share of common stock and a five-year warrant with an exercise price of $1.47.

Working capital was $9.6 million at December 31, 2016, as compared to $18.8 million at December 31, 2015, a decrease of $9.2 million or 49%. Working capital was $18.8 million at December 31, 2015, as compared to $33.5 million at December 31, 2014, a decrease of $14.7 million or 44%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During 2016, we used $25.1 million of cash in operating activities, consisting primarily of a net loss of $33.2 million, offset by non-cash charges of $9.1 million for depreciation and amortization of property and equipment, stock-based compensation, common stock issuable, bad debt expense, excess inventory reserve, and loss on disposal of property and equipment and decreased by a net change in operating assets and liabilities of $1.0 million.

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

Cash Flows from Investing Activities

Investing activities in 2016 provided $4.9 million of cash, reflecting $5.4 million in proceeds from money market investments offset by $0.5 million for the purchase of equipment.

Investing activities in 2015 provided $17.5 million of cash, reflecting $18.3 million in proceeds from money market investments offset by $0.8 million for the purchase of equipment.

Investing activities in 2014 used $25.9 million of cash, reflecting $25.4 million in purchases of money market investments and $0.5 million for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $20.5 million of cash in 2016, including $19.5 million from the net proceeds from rights offering, $0.5 million from stock option and warrant exercises and issuance of common stock for ESPP purchases of $0.5 million. Financing activities provided $2.8 million of cash in 2015, including $2.7 million from stock option and warrant exercises, issuance of common stock for ESPP purchases of $0.2 million offset by $0.1 million for payment of employment taxes related to stock option exercises.

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

Effective August 2012, we entered into a lease agreement (the “Sylmar Lease”) with a company owned by the major stockholder of the Company for office space for a term of five years that was to expire on February 28, 2017. The Sylmar Lease included rental of additional space commencing January 1, 2013 and a five year option to renew. The lease requires us to pay real estate taxes, insurance and common area maintenance each year, and is subject to periodic cost of living adjustments. In April 2014, the Sylmar Lease was renegotiated with the term ending on February 28, 2022, and a five year option to renew. The new lease also requires us to pay real estate taxes, insurance and common area maintenance each year and includes automatic increases in base rent each year. In November 2014, the industrial center in which the Company’s premises are located was sold to an independent third party.

Our Swiss subsidiary rents office space in Switzerland on a month-to-month basis for CHF 8,200 (approximately $8,200) per month.

Future minimum rental payments required under the operating leases are as follows for the years ended December 31 (in thousands).

Years	Amount
2017	$833
2018	858
2019	884
2020	910
2021	937
Thereafter	158

Total	$4,580

Off-Balance Sheet Arrangements

At December 31, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2016, our cash equivalents consisted solely of money market funds.

Exchange Rate Sensitivity

During 2016, approximately 53% of our revenue was denominated in U.S. dollars, 44% in Euros, and 3% in Canadian dollars. This compares with 2015 when approximately 46% of our revenue was denominated in U.S. dollars, 49% in Euros, and 5% in Canadian dollars. For 2016, 2015 and 2014, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data required by this Item are provided in the consolidated financial statements of the Company included in this Form 10-K as listed in Item 15(a) of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of December 31, 2016, management has concluded that our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting described below. Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act we are not required to comply with Section 404(b) because we are an “emerging growth company.”

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

As of December 31, 2016, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission management has concluded the Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed its testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

During its December 31, 2015 and 2016 audits, our independent registered public accounting firm communicated to management and our audit committee that it identified material weaknesses in our internal control over financial reporting due to audit adjustments identified with respect to revenue, accrued expenses, inventory, prepaid and accrued expenses, and stock based compensation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses:

•     Control over Financial Reporting. We did not consistently perform timely reconciliation of certain accounts, including revenue, deferred revenue, inventory, prepaid and accrued expenses, and stock-based compensation expense. This resulted in the incorrect recording of certain revenue and expenses that required various adjusting entries that we timely and fully recorded as part of the closing process.

•     Tracking of Back-up Prosthesis Units. For every surgery, we ship a back-up prosthesis unit along with the primary unit in case the primary unit cannot be used for some reason. Following the surgery the unused unit is returned to us. During the year ended December 31, 2015, we did not consistently follow internal procedures regarding the tracking and recordation of returned prosthesis units and the exchange of primary units for back-up units with our customers. When uncorrected this resulted in an understatement of cost of sales and an overstatement of inventory that required various adjusting entries that we timely and fully recorded as part of the closing process.

•     Updating of Standard Costs.  It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated.  During 2016, due to (i) the limited levels of production during the year, and (ii) that the Company established reserves against approximately 61% of the cost of year-end inventory, which reserved for the cost of nearly all of the goods manufactured in 2016, the Company did not update its standard costs at December 31, 2016. The impact on the 2016 financial statements of the Company not updating its standard costs was de minimis. The Company’s failure to update its standard costs at December 31, 2016 represented a material weakness in its internal control over financing reporting, and the Company intends to establish additional accounting procedures in 2017 to address this matter and to prevent a possible misstatement of future financial statements.

While we have taken actions to remediate these specific weaknesses, the Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we have taken the following remediation measures:

•     Control over Financial Reporting. We have implemented additional processes and procedures surrounding the closing process, including the preparation and review of journal entries and account reconciliations to ensure accuracy of financial reporting including timely account reconciliation review. We have adopted further procedures and review processes surrounding revenue, deferred revenue, inventory, prepaid and accrued expenses, and stock-based compensation that will reduce end of accounting period adjustments. Additionally, we hired a new controller in the third quarter of 2016, who we believe will improve and strengthen our processes and controls in these areas. Finally, we are evaluating automated solutions that would reduce our reliance on manual processes and potentially improve our internal controls.

•     Tracking of Back-up Prosthesis Units. We conducted a multi-departmental review of how we track our back-up prosthesis units and implemented a manual monthly reconciliation procedure among accounting, billing and inventory management. In addition, during the second quarter of 2016, we implemented a software solution that allows us to track back-up units that are sent to customers and facilitates proper tracking and accounting for these units.

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

Changes In Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2017 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2017 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in an amendment to this Form 10-K or in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this Form 10-K or in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2017 Proxy Statement and is incorporated herein by reference.

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

Dated: March 15, 2017	Second Sight Medical Products, Inc.

/s/ Jonathan Will McGuire
Jonathan Will McGuire
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	March 15, 2017
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	March 15, 2017
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Robert J. Greenberg	Chairman of the Board	March 15, 2017
Robert J. Greenberg, M.D.

/s/ William J. Link	Director	March 15, 2017
William J. Link

/s/ Aaron Mendelsohn	Director	March 15, 2017
Aaron Mendelsohn

/s/ Gregg Williams	Director	March 15, 2017
Gregg Williams

/s/ Matthew Pfeffer	Director	March 15, 2017
Matthew Pfeffer

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Second Sight Medical Products, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Second Sight Medical Products, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gumbiner Savett Inc.

March 15, 2017

Santa Monica, California

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$539	$239
Money market funds	10,336	15,721
Accounts receivable, net	274	1,501
Inventories, net	3,416	8,209
Prepaid expenses and other current assets	717	1,094

Total current assets	15,282	26,764

Property and equipment, net	1,489	1,432
Deposits and other assets	39	49

Total assets	$16,810	$28,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156	$710
Accrued expenses	2,088	2,068
Accrued compensation expense	1,600	2,069
Accrued clinical trial expense	629	616
Deferred revenue	85	322
Deferred grant revenue	104	2,197

Total current liabilities	5,662	7,982

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 42,701 and 35,942 at December 31, 2016 and December 31, 2015, respectively	186,769	166,049
Common stock to be issued	153	205
Additional paid-in capital	30,697	27,277
Notes receivable to finance stock option exercises	(2)	(5)
Accumulated other comprehensive loss	(608)	(581)
Accumulated deficit	(205,861)	(172,682)

Total stockholders’ equity	11,148	20,263

Total liabilities and stockholders’ equity	$16,810	$28,245

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Net sales	$3,985	$8,950	$3,398
Cost of sales	10,076	5,293	3,558
Gross profit (loss)	(6,091)	3,657	(160)

Operating expenses:
Research and development, net of grants	5,347	3,036	5,041
Clinical and regulatory	2,703	3,510	2,622
Selling and marketing	8,989	8,935	6,845
General and administrative	10,080	8,223	6,565
Total operating expenses	27,119	23,704	21,073

Loss from operations	(33,210)	(20,047)	(21,233)

Interest income	31	2	9
Other income, net	—	27	12
Interest expense on convertible promissory notes and loan payable	—	—	(1,957)
Amortization of discount on convertible promissory notes	—	—	(5,077)
Write-off of unamortized discount on conversion of convertible promissory notes	—	—	(6,955)

Net loss	$(33,179)	$(20,018)	$(35,201)

Net loss per common share – basic and diluted	$(0.84)	$(0.56)	$(1.41)

Weighted average shares outstanding – basic and diluted	39,554	35,637	25,053

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2016	2015	2014

Net loss	$(33,179)	$(20,018)	$(35,201)

Other comprehensive loss:
Foreign currency translation adjustments	(27)	(107)	(207)
Comprehensive loss	$(33,206)	$(20,125)	$(35,408)

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
Comprehensive loss:
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
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(20,018)	(20,018)
Foreign currency translation adjustment	—	—	—	—	—	—	(107)	—	(107)
Comprehensive loss	—	—	—	—	—	—	(107)	(20,018)	(20,125)

Balance, December 31, 2015	35,942	$166,049	33	$205	$27,277	$(5)	$(581)	$(172,682)	$20,263

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficiency)

(In thousands)

(Continued)

	Common Stock		Common Stock Issuable		Additional Paid- in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	(Deficiency)

Issuance of common stock and options in connection with rights offering net of expenses	5,978	19,430	—	—	53	—	—	—	19,483
Issuance of shares under Long-Term Investor Right	355	—	—	—	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	189	488	—	—	—	—	—	—	488
Exercise of stock options	96	478	—	—	—	3	—	—	481
Stock-based compensation expense	—	—	—	—	3,367	—	—	—	3,367
Stock issued in connection with professional services	82	324	44	(52)	—	—	—	—	272
Issuance of RSU units	59	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(33,179)	(33,179)
Foreign currency translation adjustment	—	—	—	—	—	—	(27)	—	(27)
Comprehensive loss	—	—	—	—	—	—	(27)	(33,179)	(33,206)
Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(33,179)	$(20,018)	$(35,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	432	335	279
Loss on disposal of property and equipment	2	—	—
Stock-based compensation	3,367	2,687	1,475
Stock grant in connection with services by a director	—	—	175
Forgiveness of notes receivable related to stock option exercise	—	—	423
Amortization of discount on convertible notes payable	—	—	5,077
Non-cash interest accrued on convertible notes payable	—	—	1,952
Write off of unamortized discount on conversion of convertible promissory notes	—	—	6,955
Common stock issued for research and development agreement	—	—	9
Bad debt expense	258	—	—
Excess inventory reserve	4,728	—	—
Common stock issued for services	272	324	166
Changes in operating assets and liabilities:
Accounts receivable	955	(793)	(239)
Inventories	10	(2,488)	(3,375)
Prepaid expenses and other assets	378	(127)	(556)
Accounts payable	446	197	199
Accrued expenses	44	656	749
Accrued compensation expenses	(469)	707	216
Accrued clinical trial expenses	13	127	(2)
Deferred revenue	(234)	(278)	531
Deferred grant revenue	(2,093)	(1,878)	4,075
Net cash used in operating activities	(25,070)	(20,549)	(17,092)
Cash flows from investing activities:
Purchases of property and equipment	(490)	(762)	(560)
Proceeds from (investment in) money market funds	5,378	18,279	(25,388)
Net cash provided (used) in investing activities	4,888	17,517	(25,948)
Cash flows from financing activities:
Net proceeds from sale of common stock in rights and initial public offering	19,483	—	43,295
Proceeds from exercise of options, warrants and employee stock purchase plan options	969	2,883	509
Payment of employment taxes related to stock option exercises	—	(124)	—
Net cash provided by financing activities	20,452	2,759	43,804
Effect of exchange rate changes on cash	30	(107)	(207)
Cash:
Net increase (decrease)	300	(380)	557
Balance at beginning of year	239	619	62
Balance at end of year	$539	$239	$619

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014

Supplemental cash flow information:

Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$53	$—	$—
Fair value of warrant issued as part of underwriting fee for the Company’s initial public offering	$—	$—	$2,772
Principal and accrued interest on notes payable converted to common stock	$—	$—	$33,196
Common stock issued in connection with finder fees paid on private placements	$—	$—	$451
Common stock issued for professional services rendered in connection with initial public offering	$—	$—	$170

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

Going Concern

From inception, the Company’s operations have been funded primarily through the sales of its common stock, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of its Argus II System. During the years ended December 31, 2016, 2015 and 2014, the Company funded its business primarily through:

•	Issuance of common stock in the Company’s Rights Offering to existing shareholders in June 2016, which generated net proceeds of $19.5 million of cash after offering expenses.
•	Revenue of $4.0 million, $8.9 million, and $3.4 million in 2016, 2015 and 2014, respectively, generated by sales of the Company’s Argus II System,
Issuance of common stock in the Company’s initial public offering in November 2014, which generated net proceeds of $34.2 million of cash after offering expenses,
•	A $4.1 million grant under a Joint Research and Development Agreement with The Johns Hopkins University Applied Physics Laboratory in 2014,
•	Issuance of common stock in a private placement aggregating $9.1 million in 2014.

The Company’s financial statements have been presented on the basis that its business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on the Company’s operating capital resources and uncertain demand for its product. The Company has incurred recurring operating losses and negative operating cash flows since inception, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

As fully described in Note 9, in March 2017, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of approximately $19.7 million net of cash offering costs. The Company believes that it does not have sufficient funds to support its operations through the end of the first quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital during the next several months. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company's ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the financial statements of Second Sight and Second Sight Switzerland. Intercompany balances and transactions have been eliminated in consolidation.

Accounts receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. Allowance for doubtful accounts amounted to approximately $213,000 at December 31, 2016. There was no allowance for doubtful accounts at December 31, 2015.

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

Depreciation is provided for using the straight-line method in amounts sufficient to relate the cost of assets to operations over their estimated service lives. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term. Estimated useful lives of the principal classes of assets are as follows:

Lab equipment	5 – 7 years
Computer hardware and software	3 – 7 years
Leasehold improvements	2 – 5 years or the term of the lease, if shorter
Furniture, fixtures and equipment	5 – 10 years

The Company reviews its property and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no impairment losses recognized in 2016, 2015, and 2014.

Depreciation and amortization of property and equipment amounted to $432,000, $335,000 and $279,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $5.3 million, $3.0 million and $5.0 million net of grant revenue, for the years ended December 31, 2016, 2015 and 2014, respectively.

Patent Costs

The Company has 381 domestic and foreign patents at December 31, 2016. Due to the uncertainty associated with the successful development of one or more commercially viable products based on Company’s research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $652,000, $679,000 and $666,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

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

Grant Receipts and Liabilities

From time to time, the Company receives grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. During the years ended December 31, 2016, 2015 and 2014 grants offset against operating expenses were $2,366,000, $1,878,000 and $19,000, respectively.

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

Concentration of Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. The Company maintains cash and money market funds with financial institutions that management deems reputable, and at times, cash balances may be in excess of FDIC and SIPC insurance limits of $250,000 and $500,000 (including cash of $250,000), respectively. The Company extends differing levels of credit to customers, and typically does not require collateral.

The Company also maintains a cash balance at a bank in Switzerland. Accounts at such bank are insured up to an amount specified by the deposit insurance agency of Switzerland.

Customer Concentration

During the years ended December 31, 2016, 2015 and 2014, the following customers comprised more than 10% of revenues:

	2016	2015	2014

Customer 1	13%	14%	7%
Customer 2	3%	4%	10%
Customer 3	2%	7%	21%

As of December 31, 2016 and 2015, the following customers comprised more than 10% accounts receivable:

	2016	2015

Customer 1	34%	1%
Customer 2	34%	0%
Customer 3	29%	0%
Customer 4	0%	19%
Customer 5	0%	17%
Customer 6	0%	10%
Customer 7	0%	10%
Customer 8	0%	10%

Geographic Concentration

During the years ended December 31, 2016, 2015 and 2014, regional revenue, based on customer locations which comprised more than 10% of revenues, consisted of the following:

	2016	2015	2014

United States	47%	46%	47%
Italy	17%	20%	8%
Germany	12%	6%	16%
France	9%	16%	3%
Canada	3%	5%	10%

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2016 and 2015 include assets amounting to approximately $1.7 million and $3.0 million, respectively, relating to operations of the Company in Switzerland. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities in both 2016 and 2015.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

•	The grant price of the issuances, is determined based on the fair value of the shares at the date of grant.
•	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.
•	As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding.
•	Volatility is determined based on average historical volatilities of comparable companies in similar industry.
•	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Long Term Investor Right

Each beneficial owner (“IPO Shareholder”) of the Company’s common stock, who purchased shares directly in the offering (“IPO Shares”), was eligible to receive up to one additional share of common stock from the Company for each share purchased in the offering (“IPO Supplemental Shares”) pursuant to the Long Term Investor Right that was included with each IPO Share. To receive IPO Supplemental Shares, within 90 days following the closing date of the offering, or by February 22, 2015, an IPO Shareholder was required to take action to become the direct registered owner of its IPO Shares. Furthermore, IPO Shareholders were required to hold their IPO Shares in their own name and not place them in “street name” or trade them at any time during the 24 month period immediately following the IPO closing date. This Long Term Investors Right was non-detachable and transferable only in limited circumstances.

The Company issued IPO Supplemental Shares to IPO Shareholders who did not otherwise forfeit their Long Term Investor Right since, during the two-year period immediately following the IPO closing date, the Company’s common stock did not trade at or above $18.00 per share (200% of the IPO price per share) for any five consecutive day period. If the Company’s common stock had traded on its principal exchange at 200% of the IPO price per share or greater on five consecutive trading days during the two years after the IPO closing date, the Long Term Investor Right would have terminated.

The formula to determine the number of IPO Supplemental Shares issued on a trigger of the Long Term Investor Right was: (i) $18.00 minus (ii) the average of the highest consecutive closing prices in any 90 day trading period on the principal exchange during the two years after the Closing Date (the “Measurement Average”) divided by the Measurement Average. Fractional shares issuable to a qualifying IPO Shareholder resulting from the calculation were rounded up to the next whole share of Common Stock, taking into account the aggregate number of Long Term Investor Rights of a holder. Since the highest average of consecutive closing prices over any 90 calendar day period was $13.96 per share, each Long-Term Investor Right was entitled to 0.2894 additional shares of common stock, which is calculated as: ($18.00 - $13.96)/$13.96.

The amount of IPO Supplemental Shares issued was computed by an independent public accountant as soon as practicable following the second anniversary of the Closing Date. The determination was made by such independent public accountant and all qualifying IPO Shareholders had certificates evidencing the additional shares delivered to them totaling 355,095 shares.

The Long Term Investor Right was an equity instrument that was accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Long Term Investor Right were treated as contingently issuable shares and were not included in basic earnings per share until the actual number of shares were issued which occurred in November 2016.

Convertible Promissory Notes and Warrants

Warrants and embedded beneficial conversion feature of convertible promissory notes are classified as equity under FASB ASC Topic 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity”. The Company allocates the proceeds of the convertible promissory notes between convertible promissory notes and the financial instruments related to warrants associated with convertible promissory notes based on their relative fair values at the commitment date. The fair value of the financial instruments related to warrants associated with convertible promissory notes is determined utilizing the Black-Scholes option pricing model and the respective allocated proceeds to the warrants is recorded in additional paid-in capital. The Company utilized the Black-Scholes option valuation model using the same valuation assumptions as described herein for Stock Based Compensation. The embedded beneficial conversion feature associated with convertible promissory notes is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital in accordance with ASC Topic 470-20 “Debt — Debt with Conversion and Other Options.” The portion of debt discount resulting from the allocation of proceeds to the financial instruments related to warrants associated with convertible promissory notes is being amortized over the life of the convertible promissory notes. That portion of debt discount resulting from the allocation of proceeds to the beneficial conversion feature is amortized over the term of the notes from the respective dates of issuance.

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

Comprehensive and other comprehensive income (loss) is reported on the face of the financial statements. For the years ended December 31, 2016, 2015 and 2014 comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) which, for the Company, consists entirely of foreign currency translation adjustments and there were no material reclassifications from other comprehensive loss to net loss during the years ended December 31, 2016, 2015 and 2014.

Foreign Currency Translation and Transactions

The financial statements and transactions of the subsidiary’s operations are reported in the local (functional) currency of Swiss francs (CHF) and translated into US dollars in accordance with U.S. GAAP. Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). Revenues and expenses are translated at the average exchange rate for the reporting period. Foreign currency transaction gains (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the foreign operations’ functional currencies are included in expenses in the consolidated statements of operations.

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

Product Warranties

The Company’s policy is to warrant all shipped products against defects in materials and workmanship for up to two years by replacing failed parts. The Company also provides a three-year manufacturer’s warranty covering implant failure by providing a functionally-equivalent replacement implant. Accruals for product warranties are estimated based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Although any such adjustments were not material in the years ended December 31, 2016, 2015 and 2014, any such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued expenses in the consolidated balance sheets.

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

At December 31, 2016, 2015 and 2014, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive (in thousands).

	2016	2015	2014

Long Term Investor Rights	—	400	1,021
Underwriter’s warrants	802	802	805
Warrants associated with convertible debt	1,039	1,039	1,179
Common stock options	3,667	3,472	3,251
Restricted stock units	131	190	—
Employee stock purchase plan	206	93	—
Total	5,845	5,996	6,256

Recently Adopted Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provided guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing these financial statement management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As fully described in Note 1, the Company believes that it does not have sufficient funds to support its operations through the end of first quarter of 2018.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients.  We are currently assessing the potential impact of adopting ASU 2016-02 on our financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  Management has determined that the impact of this standard when adopted in 2017 will not be material to the financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 refines how companies classify certain aspects of the cash flow statement in regards to debt prepayment, settlement of debt instruments, contingent consideration payments, proceeds from insurance claims and life insurance policies, distribution from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  No early adoption is permitted.  Management is currently assessing the potential impact of adopting ASU 2016-15 on the financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs.  Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party.  This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance.  That is, earlier adoption should be in the first interim period if an entity issues interim financial statements.  Management is currently evaluating the impact of ASU 2016-16 on our consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (ASC 606) - Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. This ASU will supersede the revenue recognition requirements in Topic 605, and most industry specific guidance. The standard's core principle is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The guidance in ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASC 606 requires the Company to make significant judgments and estimates. ASC 606 also requires more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The FASB has also issued several additional ASUs which amend ASU 2014-09. The amendments do not change the core principle of the guidance in ASC 606.

Public business entities are required to apply the guidance of ASC 606 to annual reporting periods beginning after December 15, 2017 (2018 for calendar year end reporting companies), including interim reporting periods within that reporting period. Accordingly, the Company will adopt ASU 606 in the first quarter of 2018.

An entity should apply ASC 606 using one of the following two transition methods:

•	Retrospective approach: Retrospectively to each prior reporting period presented and the entity may elect certain practical expedients.
•	Modified retrospective approach: Retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application. If an entity elects this transition method it also is required to provide the additional disclosures in reporting periods that include the date of initial application of (a) the amount by which each financial statement line item is affected in the current reporting period by the application ASU 606 as compared to the guidance that was in effect before the change, and (b) an explanation of the reasons for significant changes.

The Company expects that it will adopt ASC 606 following the modified retrospective approach.

The Company has completed an initial assessment of adoption of ASC 606, but has additional steps to complete in its assessment phase. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•	The requirement to estimate and include variable consideration in the transaction price will accelerate the recognition of revenue related to sales of Argus II systems to customers covered under private insurance. Under existing generally accepted accounting principles, the Company defers revenue in these sales until the ultimate amount of revenues to be collected is determinable.
•	For future products that may have software upgrades available, the Company may begin estimating and deferring a portion of the transaction price to when-and-if available software upgrades related to the future products.

The Company has not yet estimated the financial statement impact of the expected changes. The Company will continue to assess the impact of 606 as it works through the adoption in 2017, and there remain areas still to be fully concluded upon. Further, there remain ongoing interpretive reviews, which may alter the Company's conclusions and the financial impact of Topic 606.

 Management believes that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on the Company’s financial statement presentation or disclosures.

3. Money Market Funds

Money market funds at December 31, 2016 totaled $10,336,000 and consisted of $218,000 in the City National Rochdale Government Fund Class S, $9,995,000 in the FFI Institutional Fund, and $123,000 held in a deposit account in Switzerland as security for the performance of contracts. Money market funds at December 31, 2015 totaled $15,721,000 and consisted of $555,000 in the City National Rochdale Government Fund Class S, $14,948,000 in the FFI Institutional Fund, and $218,000 held in a deposit account in Switzerland as security for the performance of a contract.

The investment objective of the City National Rochdale Government Money Market Fund is to preserve principal and maintain a high degree of liquidity while providing current income through a portfolio of liquid, high quality, short-term U.S. Government bonds and notes, at least 80% of which is in U.S. Government securities. The City National Rochdale Government Money Market Fund is managed by City National Rochdale, LLC. The investment objective of the FFI Institutional Fund, managed by Merrill Lynch, is to seek maximum current income consistent with liquidity and the maintenance of a portfolio of high-quality, short-term money market securities.

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2016 and 2015 (in thousands).

	Total	Level 1	Level 2	Level 3

December 31, 2016:
Money market funds	$10,336	$10,336	$—	$—

December 31, 2015:
Money market funds	$15,721	$15,721	$—	$—

4. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015

Raw materials	$477	$575
Work in process	5,032	5,028
Finished goods	3,284	3,156
	8,793	8,759
Allowance for excess and obsolescence	(5,377)	(550)
Inventories, net	$3,416	$8,209

During the year-ended December 31, 2016, the Company recorded a charge of $4.7 million for excess inventory determined by management based on projected sales volumes in 2017.

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Laboratory equipment	$2,300	$3,369
Computer hardware and software	1,220	1,960
Leasehold improvements	288	508
Furniture, fixtures and equipment	45	135
	3,853	5,972
Accumulated depreciation and amortization	(2,364)	(4,540)
Property and equipment, net	$1,489	$1,432

Fully depreciated assets no longer in use were written off in the fourth quarter of 2016 along with the accumulated depreciation and amounted to $2.6 million.

5. Related Party Transactions

Alfred E. Mann, who was the largest stockholder and until August 2015 chairman of the Company, was also a substantial contributor to the Alfred E. Mann Foundation for Scientific Research (the “Foundation”). Beginning February 2007, an officer of the Company also became Chairman of the Board of the Foundation. The Company and the Foundation share certain limited administrative and engineering employees. The shared employees make an allocation of their time between the Company and the Foundation. There are also various other costs shared between the Company and the Foundation. In connection with these shared costs, the Company owed the Foundation $1,000 as of December 31, 2016 and 2015.

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

6. Grants

In April 2010, the Company was awarded a development and testing grant of $3.0 million from the Department of Health and Human Services, National Institutes of Health (NIH). The grant was for three years commencing in May 2010. The grant included managing various subcontracts with designated individuals and their respective institutions. The grant reimburses research costs to develop technology for the prevention, cure and amelioration of the loss of eyesight and other neurologic applications. The Company recorded funding under the grant as an offset to research and development expenses. In 2016, 2015 and 2014, research and development expenses were offset by $0, $0 and $19,000, respectively.

In September 2014, the Company entered into a Joint Research and Development Agreement or JRDA with The Johns Hopkins University Applied Physics Laboratory or APL. The JRDA includes a subcontract to do research under a grant received by APL. Under the JRDA, the Company has agreed to perform research regarding integration of APL research in to a visual prosthesis system. In October, 2014, APL paid the Company $4.1 million in one lump sum to conduct its portion of the research. The JRDA also includes a license from APL to the Company, for the life of any patents resulting from APL’s portion of the research. The APL portion of the research includes image processing enhancements for a visual prosthesis. In exchange for the license, the Company issued 1,000 shares of its common stock to APL, has agreed to pay APL patent prosecution costs, and to pay APL a royalty of .25% of net sales of licensed products. The Company recorded funding under the grant as an offset to research and development expenses of $2.1 million in 2016, and $1.9 million in 2015.

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

As of December 31, 2016, there were outstanding warrants associated with the Convertible Notes to purchase 1,038,403 shares of the Company’s common stock, with a weighted average remaining contractual life of 0.96 years.

During the fourth quarter of 2014, because of the successful completion of the Company’s IPO, the Company’s Convertible Notes were automatically converted into 6,639,137 shares of the Company’s common stock, and the unamortized discount on the Convertible Notes of approximately $7.0 million was written off.

 A summary of warrant activity for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2013	1,181	$5.00
Granted	805	11.25
Exercised	(2)	5.00
Forfeited or expired	—	—
Warrants outstanding at December 31, 2014	1,984	$5.00
Granted	—	—
Exercised	(144)	5.13
Forfeited or expired	—	—
Warrants outstanding at December 31, 2015	1,840	$7.72
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Warrants outstanding at December 31, 2016	1,840	$7.72	1.80

Warrants exercisable at December 31, 2016	1,840	$7.72	1.80

The estimated aggregate intrinsic value of warrants exercisable at December 31, 2016 and 2015 was approximately $0 and $924,000, respectively.

8. Employee Benefit Plans

The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. For the years ended December 31, 2016, 2015 and 2014, employer contributions to the Plan totaled $147,000, $137,000 and $127,000, respectively. At December 31, 2016, included in accrued expenses is an unpaid amount of $77,000 for prior years employer contributions.

The Company is required to contribute to a government-sponsored pension plan for the employees of its Switzerland-based subsidiary. For the years ended December 31, 2016, 2015 and 2014, the employer’s portion of the amounts contributed to the subsidiary’s pension plan on behalf of those employees was $132,000, $134,000 and $101,000, respectively.

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

November 2014 IPO

On November 18, 2014, the Company sold 4,025,000 shares of common stock in an IPO, including 525,000 shares sold upon exercise of the underwriter’s over-allotment option. Net proceeds to the Company totaled approximately $34.2 million, net of offering costs of approximately $5.0 million, including approximately $2.9 million for the fair value of warrants and common stock issued in connections with services rendered. The proceeds from the IPO were used by the Company to invest in its business to expand sales and marketing efforts, enhance current product, gain regulatory approvals for additional indications, and continue research and development into next generation technology.

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

Long Term Investor Right

Subsequent to November 24, 2016, the two-year anniversary of the Company’s IPO, the Company distributed 355,095 shares of its common stock to IPO investors who met the qualifying terms of the Long Term Investor Right (LTIR). The shares distributed in connection with the LTIR have been accounted for as an equity transaction in the Company’s Consolidated Statement of Stockholders’ Equity and had no impact on the Consolidated Statements of Operations.

As of November 24, 2016, the Company identified investors who had perfected and maintained Long Term Investor Rights in an aggregate of 1,226,854 shares of common stock that were acquired as part of the Company’s IPO. The highest average closing price for the Company’s common stock on Nasdaq during any consecutive 90 day period ended on or before November 24, 2016 was $13.96. Based on this average closing stock price, an investor who purchased shares as part of the IPO, and who has perfected its Long Term Investor Right, was entitled to 0.2894 shares for each share purchased in the IPO, rounded up to the next whole share, which represents an aggregate of 355,095 shares.

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

Common Stock Issuable

Beginning with services rendered in 2014, and with the first payment in June 2015, non-employee members of the Board of Directors were paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. For 2016, for these services the Company issued 82,000 shares with a value of $324,000 and accrued $153,000, which equates to 77,000 shares based on the average closing price of $1.98 for the Company’s common stock during last 20 trading days as of December 31, 2016.For 2015, for these services the Company issued 23,136 shares with a value of $285,000 and accrued $205,000, which equates to 33,293 shares based on the average closing price of $6.15 for the Company’s common stock during last 20 trading days as of December 31, 2015. The shares, which have not yet been issued, are excluded from the calculation of weighted average common shares outstanding for EPS purposes. For 2014, the Company accrued $166,000 for these services, which equates to 16,204 shares based on the $10.26 closing price for the Company’s common stock on December 31, 2014.

Rights Offerings

In June 2016, the Company completed a Rights Offering to existing stockholders, raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the rights offering. The Company evaluated the financial impact of FASB ASC 260, "Earnings per Share," which states, among other things, that if a rights issue is offered to all existing stockholders at an exercise price that is less than the fair value of the stock, then the weighted average shares outstanding and basic and diluted earnings per share shall be adjusted retroactively to reflect the bonus element of the rights offering for all periods presented. The Company determined that the application of this specific provision of ASC 260 was immaterial to previously issued financial statements and, therefore, did not retroactively adjust previously reported weighted average shares outstanding and basic and diluted earnings per share.

On March 6, 2017, the Company completed a registered Rights Offering to existing stockholders in which it sold 13.7 million Units at $1.47 per Unit, which was the closing price of the Company common stock on that date. Each Unit consisted of a share of the Company’s common stock and a warrant to purchase an additional share of the Company’s stock for $1.47. The warrants have a five-year life and have been approved for trading on Nasdaq under the symbol EYESW. At the Company’s discretion, the warrants are redeemable on 30 days’ notice (i) at any time 24 months after the date of issuance, (ii) if the shares of the Company’s common stock are trading at $2.94, which is 200% of the Subscription Price, for 15 consecutive trading days and (iii) if all of the independent directors vote in favor of redeeming the warrants. Holders may be able to sell or exercise warrants prior to any announced redemption date and the Company will redeem outstanding warrants not exercised by the announced redemption date for a nominal amount of $0.01 per Warrant. The Company intends to use the proceeds from this rights offering to invest in its business to expand sales and marketing efforts, enhance current products, gain regulatory approvals for additional indications, and continue research and development into next generation technology.

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

On May 15, 2015 shareholders approved (1) an increase of 2,000,000 shares in the number of shares available for option awards under the 2011 Equity Incentive Plan, and (2) an Employee Stock Purchase Plan, with an initial 250,000 shares with annual increases of shares available equal to the lesser of (i) 1% of outstanding shares or (ii) 100,000 shares. On May 10, 2016 shareholders approved an increase of 1,500,000 shares in the number of shares available for option awards under the 2011 Equity Incentive Plan.

No option shall be granted under the 2011 Plan after May 31, 2021.

The Company recognized stock-based compensation cost of $3,367,000, $2,687,000 and $1,475,000 during 2016, 2015 and 2014, respectively. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014

Risk-free interest rate	1.40% – 2.03%	1.93% – 2.21%	0.3–2.2%
Expected dividend yield	0%	0%	0%
Expected volatility	47.6% – 48.2%	47.5% – 50.4%	50.0%–61.2%
Expected term	6.25 years	6.25 – 6.5 years	1.5–6.5 years

Weighted-average grant date calculated fair value	$1.97	$6.17	$4.73

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

A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Options outstanding at December 31, 2013	2,241	$4.84
Granted	1,378	7.62
Exercised	(115)	4.40
Forfeited or expired	(252)	4.44
Options outstanding at December 31, 2014	3,252	$6.07
Granted	998	12.29
Exercised	(574)	4.85
Forfeited or expired	(204)	7.08
Options outstanding at December 31, 2015	3,472	$8.01
Granted	745	4.18
Exercised	(96)	5.00
Forfeited or expired	(454)	8.66
Options outstanding at December 31, 2016	3,667	$7.23	6.27

Options exercisable at December 31, 2016	1,954	$6.66	4.29

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2016 (in thousands):

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)

$2.34 to 4.25	627	125
$4.88 to 5.23	1,430	1,168
$7.00 to 9.01	842	415
$12.43 to 14.06	768	246
	3,667	1,954

The estimated aggregate intrinsic value of stock options exercisable at December 31, 2016 and 2015 was approximately $0 and $1,294,000, respectively. As of December 31, 2016, there was $6,240,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 2.62 years.

During the first quarter of 2016, the Company recorded a charge of $55,000 to extend the exercise period of 98,681 vested options for one employee who resigned and became a consultant for the Company. All unvested options for this employee were terminated when this employee ceased full-time employment with the Company.

During the year ended December 31, 2016, the Company granted stock options to purchase 30,000 shares of common stock to an outside attorney in connection with his services relating to the Company’s rights offering to stockholders. The options have fully vested and are exercisable for a period of four years from the date of grant at a price of $5.23 per share, which was 125% of the fair value of the Company’s common stock on the grant date of January 14, 2016. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $53,000 ($1.77 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.2%, a risk-free interest rate of 1.87%, and an expected dividend rate of 0%. The cost of these shares was treated as an issuance cost of the offering and was deducted from the gross proceeds of the offering.

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

The Company adopted an employee stock purchase plan in June, 2015 for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At December 31, 2016, 241,714 shares were issued under the stock purchase plan.

The following table presented below summarizes Restricted Stock Unit (RSU) activity for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2014	-	$-
Awarded	190	12.43
Vested	-	-
Forfeited/canceled	-	-
Outstanding as of December 31, 2015	190	$12.43
Awarded	-	-
Vested	59	12.43
Forfeited/canceled	-	-
Outstanding as of December 31, 2016	131	$12.43

As of December 31, 2016, there was $1,551,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 2.63 years.

The total stock-based compensation recognized for stock-based awards granted in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014

Cost of sales	$312	$279	$192
Research and development	303	208	293
Clinical and regulatory	173	235	113
Selling and marketing	104	442	141
General and administrative	2,475	1,523	736
Total	$3,367	$2,687	$1,475

From time to time, the Company has extended full-recourse loans to certain non-officer employees for the purpose of financing stock option exercises. These loans bear interest ranging from 1.27% to 1.91% per annum and are payable over three years in monthly installments of principal and interest. At December 31, 2016, and 2015 the outstanding balance of such loans, including accrued interest, was $2,000 and $5,000, respectively. These loans receivable are recorded in the Company’s consolidated financial statements as an offset to stockholders’ equity.

Stock Awards

In July 2014, the Company awarded Alfred E. Mann, who at the time was the Chairman of the Board of Directors, 25,000 shares of common stock in recognition of services rendered to the Company since inception. These shares were valued at $175,000, or $7.00 per share, and were charged to general and administrative expense in 2014.

In 2014, the Company awarded 21,215 shares to an outside attorney and his staff as part of the fee paid for drafting the Company’s prospectus and S-1 filing. These shares were valued at $170,000, with 10,715 shares valued at $7.00 per shares and the balance valued at $9.00 per share. The cost of these shares was treated as an issuance cost of the Company’s initial public offering and was deducted from the gross proceeds from the offering.

Employment Agreement

On June 19, 2015 the Company entered into an at will employment agreement with Will McGuire to become the Company’s President and Chief Executive Officer. The Company has agreed to pay Mr. McGuire an annual salary of $390,000 and he will also be entitled to receive performance bonuses which will be based on performance standards and goals established by the Company’s Board of Directors. Upon termination without cause, Mr. McGuire will be entitled to receive severance consisting of his salary for a period of 12 months following such termination and his pro-rated target bonus through the balance of the calendar year in which such termination occurs. As part of the agreement, the Company agreed to grant Mr. McGuire, effective on his official start date as an employee, options to purchase 420,000 shares of the Company’s common stock, the fair value of which was determined to be $2,574,000, of which $645,000 and $240,000 was recognized during the years ended December 31, 2016 and 2015, respectively, and 190,000 RSUs the fair value of which was determined to be $2,362,000, of which $591,000 and $220,000 was recognized during the years ended December 31, 2016 and 2015, respectively. The fair value of the RSUs and the exercise price of the options were both marked at $12.43 which was the closing price of the Company’s stock on Nasdaq on August 17, 2015. The options and RSUs vest over four years, with 25% vesting on the first anniversary of the grant date, and the remainder vesting thereafter in twelve equal installments of 6.25% on the quarterly anniversaries of the grant date.

11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are summarized below (in thousands):

	2016	2015

Stock-based compensation	$4,135	$2,825
Research credits	5,493	5,401
Depreciation	(36)	(12)
Net operating loss carryforwards	54,509	47,261
Inventory reserve	1,958	203
Other	847	845
Total deferred tax assets	66,906	56,523
Valuation allowance	(66,906)	(56,523)
Net deferred tax assets	$—	$—

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016 and 2015, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

In accordance with the reporting requirements under ASC 718, the Company did not include excess windfall benefits resulting from stock option exercises as components of the Company's gross deferred tax assets and corresponding valuation allowance disclosures, as the tax attributes related to those windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax-effected amount of gross unrealized net operating loss carryforwards excluded under ASC 718 was approximately $1.2 million at December 31, 2016. When realized, those excess windfall benefits are credited to additional paid-in capital. The Company utilizes the with-and-without allocation method to determine when such net operating loss carryforwards have been realized.

No federal tax provision has been provided for the years ended December 31, 2016, 2015 and 2014 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

As of December 31, 2016, the Company had federal and state income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $142.3 million and $93.8 million, respectively. The federal net operating loss carryforwards will expire at various dates from 2023 through 2036. The state net operating loss carryforwards began to expire at various dates from 2016 through 2036. The Company also has a federal and state research and development tax credit carryforwards totaling approximately $3,242,000 and $3,410,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2023 through 2036. The state research and development tax credit carryforwards do not expire.

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

The Company files income tax returns in the U.S. federal jurisdiction and various states and is subject to income tax examinations by federal tax authorities for tax years ended 2013 and later and by state authorities for tax years ended 2012 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, the Company’s foreign subsidiary, has not had any taxable income in the prior and current years.

12. Product Warranties

A summary of activity in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands):

	2016	2015	2014

Balance, beginning of year	$1,066	$556	$253
Additional accruals	727	991	415
Payments	(268)	(443)	(112)
Adjustments and other	—	(38)	—
Total	$1,525	$1,066	$556

13. Commitments and Contingencies

Lease Commitment

Effective August 2012, the Company entered into a lease agreement (the “Sylmar Lease”) with a company owned by the major stockholder of the Company for office space for a term of five years that was initially set to expire on February 28, 2017. The Sylmar Lease included rental of additional space commencing January 1, 2013 and a five year option to renew. The lease requires the Company to pay real estate taxes, insurance and common area maintenance each year, and is subject to periodic cost of living adjustments. In April 2014, the Sylmar Lease was renegotiated with the term ending on February 28, 2022, and a five year option to renew. The new lease also requires the Company to pay real estate taxes, insurance and common area maintenance each year and includes automatic increases in base rent each year. In November 2014, the property underlying the Sylmar lease was sold to an unrelated party. The current base rent at this facility is $34,500 per month.

Second Sight Switzerland rents office space in Switzerland on a month-to-month basis for CHF 8,200 (approximately $8,200, at December 31, 2016) per month.

Total rent expense was approximately $1,050,000, $954,000 and $1,007,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and is allocated based on square footage to general and administrative and manufacturing costs in the accompanying consolidated statement of operations. Rent expense for 2014 includes $652,000 charged by a company owned by the major stockholder of the company.

Future minimum rental payments required under the operating leases are as follows for the years ended December 31 (in thousands).

Years	Amount

2017	$833
2018	858
2019	884
2020	910
2021	937
Thereafter	158

Total	$4,580

License Agreements

The Company has exclusive licensing agreements to utilize certain patents. These patents are related to the technology for visual prostheses. There are currently two such agreements that the Company has determined there is a reasonable likelihood of future royalty payments. The Company has agreed to pay the licensors’ royalties for licensed products sold or leased by the Company. The royalty rates range from 0.5% to 3.25%, based on related net sales of the patented portion of licensed products, less a credit for royalties paid to others. The 3.25% rate does not reflect a .25% credit for royalties paid to others. Additional discounts may be possible if the Company enters into additional licenses.

One of the licensing agreements requires the Company to pay the licensors a $5,000 annual maintenance fee for the first seven years and a $10,000 annual maintenance fee each year thereafter for as long as the agreement has not been terminated by the Company. The second of these agreements has no stipulated fees. Pursuant to these agreements, the Company has incurred costs of approximately $74,000, $93,000 and $45,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Clinical Trial Agreements

Based upon FDA approval, which was obtained in February 2013, the Company is required to collect follow-up data from subjects enrolled in its pre-approval trial for a period of up to ten years post-implant, which extends this trial through the year 2019. In addition, the Company is conducting three post-market studies to comply with US FDA, French, and European post-market surveillance regulations and requirements. The Company has contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts charged to expense for the years ended December 31, 2016, 2015 and 2014 were $786,000, $1,409,000 and $602,000, respectively.

Litigation, Claims and Assessments

Eighteen oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing its patented technology. Management of the Company believes a successful challenge will not have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company is party to litigation arising in the ordinary course of business. It is management’s opinion that the outcome of such matters will have not have a material effect on the Company’s financial statements.

14. Quarterly Financial Summary (unaudited)

	Quarters Ended
(in thousands, except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Product sales	$715	$1,180	$1,037	$1,053
Gross profit (loss)	$(2,593)	$(1,435)	$(2,204)	$141
Operating loss	$(10,383)	$(8,499)	$(8,507)	$(5,821)
Net loss	$(10,370)	$(8,489)	$(8,504)	$(5,816)
Net loss per share – basic and diluted	$(0.24)	$(0.20)	$(0.23)	$(0.16)

	Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Product sales	$2,362	$2,227	$2,661	$1,700
Gross profit (loss)	$691	$1,470	$1,092	$404
Operating loss	$(5,477)	$(4,662)	$(4,947)	$(4,961)
Net loss	$(5,474)	$(4,666)	$(4,922)	$(4,956)
Net loss per share – basic and diluted	$(0.15)	$(0.13)	$(0.14)	$(0.14)

15. Subsequent Events

Stock Option Grants

In January 2017, the Company granted stock options to purchase 2,151,402 shares of common stock to employees, including 1,698,260 options that were granted to senior management of the Company. The options are exercisable for a period of ten years from the date of grant with exercise prices ranging from $1.53 to $1.97 per share. The options vest over a four year term, of which one-fourth vests on the one year anniversary of the date of grant and the remaining options vest quarterly over three years thereafter. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,012,162 (a weighted average of $0.94 per share).

On March 6, 2017, the Company granted options to purchase 40,000 shares of its common stock to an outside attorney in connection with its Rights Offering completed in March 2017. The options are exercisable for a period of 4 years from the date of grant at an exercise price of $1.76, which was 120% of the closing price of the Company’s common stock on March 6, 2017. The options vested immediately upon grant. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $19,600 (or $0.49 per share).

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