Form 10-Q
period 2017-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2017-05-09
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 5, 2017, the issuer had 56,365,629 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$266	$539
Money market funds	23,625	10,336
Accounts receivable, net	782	274
Inventories, net	3,118	3,416
Prepaid expenses and other current assets	820	717

Total current assets	28,611	15,282

Property and equipment, net	1,466	1,489
Deposits and other assets	45	39

Total assets	$30,122	$16,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$895	$1,156
Accrued expenses	2,246	2,088
Accrued compensation expense	1,606	1,600
Accrued clinical trial expenses	641	629
Deferred revenue	369	85
Deferred grant revenue	—	104

Total current liabilities	5,757	5,662

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 56,366 and 42,701 at March 31, 2017 and December 31, 2016, respectively	200,416	186,769
Common stock to be issued	218	153
Additional paid-in capital	37,719	30,697
Notes receivable to finance stock option exercises	(1)	(2)
Accumulated other comprehensive loss	(578)	(608)
Accumulated deficit	(213,409)	(205,861)

Total stockholders’ equity	24,365	11,148

Total liabilities and stockholders’ equity	$30,122	$16,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Net sales	$1,009	$1,053
Cost of sales	1,127	912
Gross profit (loss)	(118)	141

Operating expenses:
Research and development, net of grants	1,847	762
Clinical and regulatory	614	778
Selling and marketing	2,235	2,012
General and administrative	2,741	2,410
Total operating expenses	7,437	5,962

Loss from operations	(7,555)	(5,821)
Interest income	7	5

Net loss	$(7,548)	$(5,816)

Net loss per common share – basic and diluted	$(0.16)	$(0.16)

Weighted average common shares outstanding – basic and diluted	46,193	35,971

The accompanying notes are an integral part of these condensed consolidated financial statements

4

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss	$(7,548)	$(5,816)

Other comprehensive income:
Foreign currency translation adjustment	30	53
Comprehensive loss	$(7,518)	$(5,763)

The accompanying notes are an integral part of these condensed consolidated financial statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2015	35,942	$166,049	33	$205	$27,277	$(5)	$(581)	$(172,682)	$20,263
Common stock issuable for services	—	—	23	75	—	—	—	—	75
Exercise of stock options	77	386	—	—	—	—	—	—	386
Stock-based compensation expense	—	—	—	—	946	—	—	—	946
Stock based compensation for professional services	—	—	—	—	27	—	—	—	27
Repayment of notes receivable for stock option exercises, net	—	—	—	—	—	2	—	—	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,816)	(5,816)
Foreign currency translation adjustment	—	—	—	—	—	—	53	—	53
Comprehensive loss	—	—	—	—	—	—	53	(5,816)	(5,763)
Balance, March 31, 2016	36,019	$166,435	56	$280	$28,250	$(3)	$(528)	$(178,498)	$15,936

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148
Issuance of shares of common stock and warrants in connection with rights offering, net of offering costs	13,653	13,647	—	—	6,021	—	—	—	19,668
Fair value of stock options issued for services in connection with rights offering	—	—	—	—	20	—	—	—	20
Common stock issuable for services	—	—	88	65	—	—	—	—	65
Issuance of RSU units	12	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	981	—	—	—	981
Repayment of notes receivable for stock option exercises	—	—	—	—	—	1	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,548)	(7,548)
Foreign currency translation adjustment	—	—	—	—	—	—	30	—	30
Comprehensive loss	—	—	—	—	—	—	30	(7,548)	(7,518)
Balance, March 31, 2017	56,366	$200,416	165	$218	$37,719	$(1)	$(578)	$(213,409)	$24,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(7,548)	$(5,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	113	99
Stock-based compensation	981	946
Bad debt recovery, net	(52)	—
Excess inventory reserve	(713)	—
Common stock issuable for services	65	75
Changes in operating assets and liabilities:
Accounts receivable	(454)	667
Inventories	1,033	(816)
Prepaid expenses and other assets	(108)	196
Accounts payable	(269)	(3)
Accrued expenses	155	(427)
Accrued compensation expenses	8	(374)
Accrued clinical trial expenses	12	(15)
Deferred revenue	282	(4)
Deferred grant revenue	(104)	(567)
Net cash used in operating activities	(6,599)	(6,039)

Cash flows from investing activities:
Purchases of property and equipment	(89)	(96)
(Investment in ) proceeds from money market funds	(13,286)	5,941
Net cash provided by (used) in investing activities	(13,375)	5,845

Cash flows from financing activities:
Net proceeds from rights offering	19,688	—
Proceeds from repayment of note receivable	1	—
Proceeds from exercise of options	—	387
Net cash provided by financing activities	19,689	387

Effect of exchange rate changes on cash	12	27

Cash:
Net increase (decrease)	(273)	220
Balance at beginning of period	539	239
Balance at end of period	$266	$459

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$20	$27

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

Three Months Ended March 31, 2017 and 2016

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

On March 6, 2017, the Company successfully completed a registered Rights Offering to existing stockholders raising net proceeds of approximately $19.7 million in which it sold 13.7 million Units at $1.47 per Unit, which was the closing price of the Company’s common stock on that date. Each Unit consisted of a share of the Company’s common stock and a warrant to purchase an additional share of the Company’s stock for $1.47. The warrants have a five-year life and trade on Nasdaq under the symbol EYESW. At the Company’s discretion, the warrants are redeemable on 30 days’ notice (i) at any time 24 months after the date of issuance, (ii) if the shares of its common stock are trading at 200% of the Subscription Price for 15 consecutive trading days and (iii) if all of the independent directors vote in favor of redeeming the warrants. Holders may be able to sell or exercise warrants prior to any announced redemption date and the Company will redeem outstanding warrants not exercised by the announced redemption date for a nominal amount of $0.01 per Warrant. No liability was required for this warrant redemption amount as the probability of any redemptions was deemed remote based upon the terms. For purposes of recording this transaction, the Company allocated the proceeds from the offering between the common stock and warrants issued based on their relative fair values on the date of issuance. The fair value used for the common stock was the closing price of the stock of $1.47 on March 6. The fair value used for the warrants was their Black-Scholes value of $0.64 per warrant, calculated as of March 6. Accordingly, the relative fair value assigned to the common stock was $1.02 per share and the relative fair value assigned to the warrants was $0.45 per warrant. The Company is using these proceeds to invest in its business to expand sales and marketing efforts, enhance current products, gain regulatory approvals for additional indications, and continue research and development into next generation technology.

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

The Company’s financial statements have been presented on the basis that its business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on its operating capital resources and uncertain demand for its products. The Company has incurred recurring operating losses and negative operating cash flows since inception, and expects to continue to incur operating losses and negative operating cash flows for at least the next few years. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expense incurred and future cash flows, which suggest a wide range of possible future outcomes. However, assuming financial results in 2017 similar to the results achieved in 2016, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

No assurances can be given that the Company will ultimately be able to raise sufficient funds through other means so as to be able to continue operating its business at current levels past the first quarter of fiscal 2018.

2.   Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements.

In the opinion of management, these financial statements reflect all normal recurring and other adjustments necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in Note 2 of the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company expects this pronouncement to have no impact on its financial statements and footnote disclosures.

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

Customer Concentration

During the three months ended March 31, 2017 and 2016 (unaudited), the following customers comprised more than 10% of revenues:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Customer 1	21%	0%
Customer 2	14%	0%
Customer 3	14%	0%
Customer 4	13%	0%
Customer 5	12%	24%
Customer 6	8%	14%
Customer 7	0%	23%
Customer 8	0%	15%
Customer 9	0%	10%

As of March 31, 2017 and December 31, 2016, the following customers comprised more than 10% of accounts receivable:

	March 31, 2017	December 31, 2016
	(unaudited)
Customer 1	28%	34%
Customer 2	26%	0%
Customer 3	18%	0%
Customer 4	16%	0%
Customer 5	11%	0%
Customer 6	0%	34%
Customer 7	0%	29%

Geographic Concentration

During the three months ended March 31, 2017 and 2016 (unaudited), regional revenue, based on customer locations which comprised more than 10% of revenues, consisted of the following:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

United States	58%	33%
Canada	22%	11%
Italy	12%	24%
Turkey	0%	15%

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

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2017 (unaudited) and December 31, 2016 include assets amounting to $1.8 million and $1.7 million, respectively, relating to operations of the Company’s subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at March 31, 2017 and December 31, 2016 (in thousands):

	Total	Level 1	Level 2	Level 3

March 31, 2017 (unaudited):
Money market funds	$23,625	$23,625	$	$—

December 31, 2016:
Money market funds	$10,336	$10,336	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Raw materials	$423	$477
Work in process	4,794	5,032
Finished goods	2,565	3,284

	7,782	8,793

Allowance for excess and obsolescence	(4,664)	(5,377)
Inventories, net	$3,118	$3,416

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Laboratory equipment	$2,381	$2,300
Computer hardware and software	1,230	1,220
Leasehold improvements	288	288
Furniture, fixtures and equipment	45	45

	3,944	3,853

Accumulated depreciation and amortization	(2,478)	(2,364)

Property and equipment, net	$1,466	$1,489

6. Equity Securities

Common Stock Issuable

Non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of March 31, 2017, the Company accrued $218,000 for these services, which equates to 165,000 shares. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At March 31, 2017 and 2016 (unaudited), the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,	March 31,
	2017	2016

Long Term Investor Rights	—	348
Underwriter’s warrants	802	802
Warrants associated with convertible debt	1,038	1,038
Warrants associated with March 2017 Rights Offering	13,652	—
Common stock options	5,608	3,675
Restricted stock units	119	190
Employee stock purchase plan	208	90

Total	21,427	6,143

7. Warrants

A summary of warrant activity for the three months ended March 31, 2017 (unaudited) is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2016	1,840	$7.72	1.80
Issued	13,652	$1.47	4.96
Exercised	—
Forfeited or expired	—

Warrants outstanding at March 31, 2017	15,492	$2.22	4.55

Warrants exercisable at March 31, 2017	15,492	$2.22	4.55

The intrinsic value of warrants outstanding at March 31, 2017 was $0.

8. Stock-Based Compensation

Effective June 1, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). The maximum number of shares with respect to which options may be granted under the 2011 Plan is 7,500,000 shares, which is offset and reduced by options previously granted under previous plans. The option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over either four or five years and expire ten years from the grant date. Both plans provide for accelerated vesting if there is a change of control, as defined in the plans.

A summary of stock option activity for the three months ended March 31, 2017 (unaudited) is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2016	3,667	$7.23	6.27
Granted	2,321	$1.90	9.67
Exercised	-	$-
Forfeited or expired	(380)	$5.40

Options outstanding at March 31, 2017	5,608	$5.15	7.85

Options exercisable at March 31, 2017	1,832	$6.90	5.10

The estimated aggregate intrinsic value of stock options exercisable at March 31, 2017 was $0. As of March 31, 2017, there was $7.4 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.21 years.

During the three months ended March 31, 2017, the Company granted stock options to purchase 2,280,650 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.53 to $1.97 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,117,000 ($0.74 to $0.96 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.0%, a risk-free interest rate of 2.07% to 2.14%, and an expected dividend rate of 0%.

During the first quarter of 2017, the Company granted stock options to purchase 40,000 shares of common stock to an outside attorney in connection with his services relating to the Company’s March, 2017 rights offering to stockholders. The options are exercisable for a period of four years from the date of grant at a price of $1.76 per share, which was 120% of the fair value of the Company’s common stock on the grant date of March 6, 2017. The options vested as of the date of grant. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $19,640 ($0.49 per share). Assumptions used in the model were an expected term of 4.0 years, volatility of 48.0%, a risk-free interest rate of 1.81%, and an expected dividend rate of 0%.  The cost of these shares was treated as an issuance cost of the offering and was deducted from the gross proceeds from the offering.

During the first quarter of 2016, the Company recorded a charge of $55,000 to extend the exercise period of 98,681 vested options for one employee who resigned and became a consultant for the Company. All unvested options for this employee were terminated when this employee ceased full-time employment with the Company.

The Company adopted an employee stock purchase plan (“ESPP”) starting in June 2015 for all eligible employees. Under the ESPP, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At March 31, 2017, 241,714 shares had been issued under the plan.

The following table summarizes Restricted Stock Unit (RSU) activity (unaudited) for the three months ended March 31, 2017 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2016	131	$12.43
Awarded	-	-
Vested	(12)	-
Forfeited/canceled	-	-
Outstanding as of March 31, 2017	119	$12.43

As of March 31, 2017, there was $1,405,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 2.38 years.

Stock-based compensation expense recognized for stock-based awards granted under the 2011 Plan and the ESPP in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (unaudited) is as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cost of sales	$82	$78
Research and development	57	77
Clinical and regulatory	49	48
Selling and marketing	94	108
General and administrative	699	635
Total	$981	$946

9.  Litigation, Claims and Assessments

Eighteen oppositions have been filed by a third-party in the European Patent Office (including one filed subsequent to March 31, 2017), each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company is party to litigation arising in the ordinary course of business. It is management's opinion that the outcome of such matters will not have a material effect on the Company's financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2016 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2017. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

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

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, and Taiwan in 2017. We have full regulatory approval to sell in these regions. We sell primarily through our direct sales force, but use distributors in Spain and Turkey. We recently signed distribution agreements in Argentina and Iran. We are at various stages of discussions with a number of other distributors for other countries outside of the U.S.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and product revenue generated by the sale of our Argus II System. During the years ended December 31, 2016 and 2015 and the three months ended March 31, 2017, we funded our business primarily through:

•	Revenue of $1.0 million in the first three months of 2017, and $4.0 million and $8.9 million in fiscal years 2016 and 2015, respectively, generated by sales of our Argus II System,
•	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million of cash after offering expenses,
•	Issuance of common stock and warrants in our Rights Offering in March 2017, which generated net proceeds of $19.7 million of cash after offering expenses.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. The Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

In June 2016, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.5 million net of cash offering costs, selling 6.0 million shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the Rights Offering.

In March 2017, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.7 million net of cash offering costs, selling 13.7 million Units at $1.47 per Unit, which was the Company’s stock price at the close of the Rights Offering. Each Unit consisted of one share of common stock and one warrant, with a five-year life, to buy an additional share of common stock at $1.47 per share. The Company believes that it has sufficient funds to last into the first quarter of 2018. To continue business operations beyond that point, the Company will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

Global Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the cost of the Argus II System, our sales would be limited without the availability of third party reimbursement. In the US, coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. Coverage and payment vary by payer. The majority of Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare, sometimes referred to as Medicare Fee-for-Service (FFS) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

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

During the three months ended March 31, 2017, eight individuals in the US and Canada were implanted with the Argus II technology. Of the eight patients, four were Medicare FFS patients, one was a Medicare Advantage patient and the remaining three were privately funded patients in Canada.

Second Sight employs dedicated employees and consultants with insurance reimbursement expertise engaged to expand and enhance coverage decisions. Currently, five MAC jurisdictions comprising 17 states have agreed to cover the Argus II System when medically necessary for the FDA approved indications. The MACs now covering the Argus II include First Coast Service Options (covering Florida, Puerto Rico and U.S.V.I.), CGS Administrators, LLC (covering Ohio and Kentucky), Palmetto GBA (covering North and South Carolina, West Virginia and Virginia, other than the counties of Arlington and Fairfax in Virginia and the City of Arlington in Virginia), National Government Services, Inc. (NGS), Jurisdiction 6 (covering Illinois, Minnesota and Wisconsin), and NGS, Jurisdiction K (covering Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont). We are actively engaged with the remaining MACs and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

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

In December 2016, NHS England announced it would cover 10 Argus implantations as part of a Commissioning through Evaluation (CtE) program. The CtE program is especially designed for treatments that show significant promise for the future, while new clinical and patient experience data are collected within a formal evaluation program. This program is similar to the Forfait Innovation program in France. NHS England is known to be under significant financial pressure and also highly selective in adopting innovative technologies – which must demonstrate sufficient value for the cost expended.

To date, our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the US, our efforts in 2017 will focus on media ads dedicated to RP patients and their families. These ads will be placed in geographic areas where we have Centers of Excellence committed to Argus II.

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

We believe we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion I visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion I based an our clinical trial and the associated results.

Our objective in designing and developing the Orion I visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. We plan to submit an IDE application to the FDA in 2017 to begin a human feasibility study of the Orion I visual prosthesis system. We also expect to implant and activate our Orion I visual prosthesis system in human subjects during 2017. This study will confirm initial findings in our human pilot study we announced in the fourth quarter of 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2018.

We began a five-subject pilot study in the United Kingdom in June 2015, to determine the utility of the Argus II System for use in persons suffering from dry AMD. In the second quarter of 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We plan to continue testing these subjects and will submit a revised clinical protocol in 2017. Our approaches to improving the effective resolution in RP patients may also work in AMD patients, which could help us demonstrate objective benefit over their residual vision. The revised protocol will request approval to test new retinal stimulation techniques with the existing subjects with the belief they will benefit. If this clinical testing is successful, we plan to enroll additional patients in our pursuit of a solution for this large patient population.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the three months ended March 31, 2017.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II System. We began selling our products in Europe in 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, and Taiwan in 2017. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess inventory, and other costs required to make our Argus II System at our Sylmar, California facility. Historically, our cost of sales has been greater than our revenues, which has resulted in gross losses. However, beginning in the second half of fiscal 2014 and continuing through the first quarter of 2016, due to higher revenues and increased manufacturing output and efficiencies, we began generating positive gross margins for the first time in our operating history. Since the second quarter of 2016, due to lower revenues, lower production activity and a reserve for excess inventory, we have been recording gross losses and unabsorbed overhead charges. At present we have suspended our production until sales volumes improve. Our ability to generate a gross profit in the future will depend on our ability to (i) generate higher revenues and (ii) to produce our product in sufficient quantities that will allow us to absorb all production costs in a given period by spreading our costs over a larger production base, which will lower our cost per unit.

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

•	Research and development expenses consist primarily of employee compensation, materials, and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, such as the Orion I visual cortical prosthesis. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

•	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II System, seek to expand the indications for the Argus II System, such as AMD, and prepare to initiate clinical studies of potential future products such as the Orion I visual cortical prosthesis.

•	Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase as we hire additional sales personnel, initiate additional marketing programs, develop relationships with new distributors, and expand the number of medical centers that buy and implant our Argus II System and any future products.

•	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended March 31, 2017 and 2016

Net Sales. Net sales decreased by $44,000, or 4%, from $1,053,000 in the first quarter of 2016 to $1,009,000 in same period in 2016, with a higher number of implants done in the current year quarter while at a lower amount of revenue per implant.

There were 14 Argus II Systems implanted in the first quarter of 2017, compared to 10 in the same period of the prior year. Of these six implants were in Europe, the Middle East and Asia (EMEA) in the first quarter of 2017 compared to eight in the first quarter of 2016. The first Argus II implant in Asia occurred in March 2017 in Taipei, Taiwan.

In North America, there were eight implants in the first quarter of 2017 compared to two implants in the first quarter of the prior year. Of these, there were five implants in the U.S. and three implants in Canada in the first quarter of 2017 compared to one in each country in the first quarter of 2016.

Revenue recognized per implant was $72,000 in the first quarter of 2017 compared to $105,000 in the same period of the prior year. The lower revenue per implant is due mainly to (i) two implants that were performed in the first quarter but revenue recognition has been delayed until certain post-surgery services can be delivered, (ii) two implants in the U.S. in which 2016 CMS pricing was used instead of the higher 2017 CMS pricing, and (iii) three implants for which we did not charge. For the rest of 2017, we expect all U.S. implants to be at the higher 2017 CMS pricing and we expect that deferred revenue will be recognized in a future quarter. We will continue to offer free Argus II systems from time to time as part of sales deals or to accelerate market acceptance of our product. We expect our average revenue per implant for the remainder of 2017 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales increased by approximately $215,000, or 24%, from $912,000 in the first quarter 2016 to $1,127,000 in the first quarter of 2017.  Cost of sales in the first quarter consists primarily of $951,000 for unabsorbed overhead costs and approximately $177,000 for scrap, warranty and other costs.  The cost of product shipped in the quarter was essentially offset by a reduction in the reserve for excess inventory that had been established as of December 31, 2016.  In the first quarter of 2016, the cost of sales included approximately $532,000 for the cost of products shipped and approximately $380,000 for unabsorbed production costs, warranty and other costs.  For the next few quarters we expect that unabsorbed overhead costs will remain high until we ramp up production.  We also expect that we will continue to reverse our reserve for excess inventory which will offset the cost of products that we ship.

Research and development expense. Research and development expense, including the grant revenue expense offset, increased by $1,085,000, or 142%, to $1,847,000 in the first quarter of 2017 compared to $762,000 in the first quarter of 2016. The increase from the prior year was due to higher costs in the current year for compensation costs, outside services, including higher labor and material costs for internally produced prototypes for next generation products. In the first quarter of 2017, we utilized $104,000 of grant funds to offset costs compared to $567,000 in the prior year period. Excluding the effect of grants, research and development expense increased by $622,000 in the current year quarter, primarily due to an increase in expenditures related to next generation products. We expect that the amount of grant funding utilized to offset research and development costs will continue to decrease in 2017, and that overall research and development cost will remain in the range of the current run rate.

Clinical and regulatory expense. Clinical and regulatory expense decreased $164,000, or 21%, from $778,000 in the first quarter of 2016 to $614,000 in the first quarter of 2017. This decrease is primarily attributable to lower new enrollment in post-market studies due to the lower level of implants over the last twelve months. We expect clinical and regulatory costs to increase in the future as (i) we increase our implant run rate and enroll more patients in post market clinical studies for regulatory authorities, and (ii) we conduct new clinical trials to assess new products such as the Orion I, further enhancements to our existing product, expand our AMD clinical trial, and begin new trials for better sighted patients.

Selling and marketing expense. Selling and marketing expense increased $223,000, or 11%, from $2,012,000 in the first quarter of 2016 to $2,235,000 in the first quarter of 2017. This increase in costs was primarily the result of $93,000 more in people related costs, including salaries, stock based compensation, travel and commissions, and $129,000 in higher costs for consultants related to items such as customer outreach programs and insurance reimbursement for our products in the U.S. and foreign markets. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $331,000, or 14%, from $2,410,000 in the first quarter of 2016 to $2,741,000 in the same period of 2017. This increase is primarily attributable to $231,000 in higher compensation costs, including higher bonus, salaries and stock-based compensation charges, and $127,000 in higher payments for outside services, including legal and IT consulting services.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis of our being a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2016 consolidated financial statements, raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above). In March 2017, the Company successfully completed a second Rights Offering to existing shareholders, raising proceeds of $19.7 million net of cash offering costs, and selling 13.7 million Units at $1.47 per Unit. Each Unit consisted of a share of common stock and a five-year warrant with an exercise price of $1.47. Based upon this funding, management believes it has sufficient funds to last into the first quarter of 2018. In order to continue business operations past that point, we will need to raise additional debt and/or equity capital. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy our ongoing cash requirements, then we would be required to scale back or discontinue our technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require us to relinquish rights to our products, or to discontinue our operations entirely.

Cash and money market funds increased by $13.0 million, or 119%, from $10.9 million at December 31, 2016 to $23.9 million at March 31, 2017. Working capital was $22.9 million at March 31, 2017, as compared to $9.6 million at December 31, 2016, an increase of $13.3 million, or 139%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first three months of 2017, we used $6.6 million of cash in operating activities, consisting primarily of a net loss of $7.5 million, offset by non-cash charges of $0.4 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt recovery and common stock issuable and increased by a net change in operating assets and liabilities of $0.5 million. This compares to the first three months of 2016, we used $6.0 million of cash in operating activities, consisting primarily of a net loss of $5.8 million, offset by non-cash charges of $1.1 million for depreciation and amortization of property and equipment, stock-based compensation and common stock issuable, and decreased by a net change in operating assets and liabilities of $1.3 million.

Cash Flows from Investing Activities

Investing activities in the first three months of 2017 used $13.4 million of cash, reflecting $13.3 million used by the purchase of money market investments and $0.1 million used for the purchase of equipment. This compares to the first three months of 2016 when investing activities provided $5.8 million, reflecting $5.9 million provided by the sale of money market investments offset by $0.1 million used for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $19.7 million of cash in the first three months of 2017, all from the Rights Offering. Financing activities provided $0.4 million of cash in first three months of 2016 from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2017, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the three months ended March 31, 2017, approximately 58% of our revenue was denominated in U.S. dollars, 20% in Euros, and 22% in Canadian dollars. In the same time period the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of March 31, 2017, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

•	Control over Financial Reporting. The Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed its testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. We will continue to work on completing the documentation and testing of our internal controls.

•	Updating of Standard Costs. It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated. During 2016, due to (i) the limited levels of production during the year, and (ii) the fact the Company had established reserves against approximately 61% of the cost of year-end inventory, which reserved for the cost of nearly all of the goods manufactured in 2016, the Company did not update its standard costs during fiscal 2016. The impact on the financial statement due to not updating standard costs for 2016 and for the three months ended March 31, 2017 was de minimis. The Company is currently reviewing it standard costs and expects to adjust its current standard costs during the second or third quarter of fiscal 2017.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year then ended however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable and to provide reasonable assurance that they will prevent or detect material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Eighteen oppositions have been filed by a third-party in the European Patent Office (including one filed subsequent to March 31, 2017), each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company's ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company is party to litigation arising in the ordinary course of business. It is management's opinion that the outcome of such matters will not have a material effect on the Company's financial statements.

Item 1A.	Risk Factors

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 16, 2017.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	May 8, 2017
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	May 8, 2017
Thomas B. Miller	(Principal Financial and Accounting Officer)

