Form 10-Q
period 2017-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2017-08-07
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the issuer had 56,794,477 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$763	$539
Money market funds	17,366	10,336
Accounts receivable, net	926	274
Inventories, net	3,052	3,416
Prepaid expenses and other current assets	702	717

Total current assets	22,809	15,282

Property and equipment, net	1,414	1,489
Deposits and other assets	44	39

Total assets	$24,267	$16,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558	$1,156
Accrued expenses	2,304	2,088
Accrued compensation expense	1,823	1,600
Accrued clinical trial expenses	632	629
Deferred revenue	147	85
Deferred grant revenue	—	104

Total current liabilities	5,464	5,662

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 56,794 and 42,701 at June 30, 2017 and December 31, 2016, respectively	200,867	186,769
Common stock to be issued	21	153
Additional paid-in capital	38,654	30,697
Notes receivable to finance stock option exercises	(1)	(2)
Accumulated other comprehensive loss	(486)	(608)
Accumulated deficit	(220,252)	(205,861)

Total stockholders’ equity	18,803	11,148

Total liabilities and stockholders’ equity	$24,267	$16,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$2,236	$1,037	$3,245	$2,090
Cost of sales	1,127	3,241	2,254	4,153
Gross profit (loss)	1,109	(2,204)	991	(2,063)

Operating expenses:
Research and development, net of grants	1,949	916	3,796	1,678
Clinical and regulatory	684	568	1,298	1,346
Selling and marketing	2,447	2,199	4,682	4,211
General and administrative	2,901	2,620	5,642	5,030
Total operating expenses	7,981	6,303	15,418	12,265

Loss from operations	(6,872)	(8,507)	(14,427)	(14,328)
Interest income	29	3	36	8

Net loss	$(6,843)	$(8,504)	$(14,391)	$(14,320)

Net loss per common share – basic and diluted	$(0.12)	$(0.23)	$(0.28)	$(0.39)

Weighted average common shares outstanding – basic and diluted	56,513	37,540	51,380	36,756

The accompanying notes are an integral part of these condensed consolidated financial statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(6,843)	$(8,504)	$(14,391)	$(14,320)

Other comprehensive income (loss):
Foreign currency translation adjustments	92	(30)	122	23
Comprehensive loss	$(6,751)	$(8,534)	$(14,269)	$(14,297)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2015	35,942	$166,049	33	$205	$27,277	$(5)	$(581)	$(172,682)	$20,263
Issuance common stock in connection with rights offering, net of expenses	5,978	19,430	—	—	—	—	—	—	19,430
Exercise of stock options	95	478	—	—	—	2	—	—	480
Stock-based compensation expense	—	—	—	—	1,682	—	—	—	1,682
Fair value of stock options issued for services in connection with rights offering	—	—	—	—	53	—	—	—	53
Stock issued or issuable for professional services	82	324	(27)	(183)	—	—	—	—	141
Issuance of common stock in connection with Employee Stock Purchase Plan	102	337				—	—	—	337
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,320)	(14,320)
Foreign currency translation adjustment	—	—	—	—	—	—	23	—	23
Comprehensive loss	—	—	—	—	—	—	23	(14,320)	(14,297)
Balance, June 30, 2016	42,199	$186,618	6	$22	$29,012	$(3)	$(558)	$(187,002)	$28,089

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148
Issuance of shares of common stock and warrants in connection with rights offering, net of offering costs	13,653	13,647	—	—	6,021	—	—	—	19,668
Issuance of common stock in connection with Employee Stock Purchase Plan	193	189	—	—	—	—	—	—	189
Fair value of stock options issued for services in connection with rights offering	—	—	—	—	20	—	—	—	20
Common stock issued or issuable for services	223	262	(59)	(132)	—	—	—	—	130
Issuance of RSUs	24	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,916	—	—	—	1,916
Repayment of notes receivable for stock option exercises	—	—	—	—	—	1	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,391)	(14,391)
Foreign currency translation adjustment	—	—	—	—	—	—	122	—	122
Comprehensive loss	—	—	—	—	—	—	122	(14,391)	(14,269)
Balance, June 30, 2017	56,794	$200,867	18	$21	$38,654	$(1)	$(486)	$(220,252)	$18,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(14,391)	$(14,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	229	203
Stock-based compensation	1,916	1,682
Bad debt (recovery) expense	(36)	191
Excess inventory (recovery) reserve	(1,456)	1,523
Common stock issuable for services	130	141
Changes in operating assets and liabilities:
Accounts receivable	(704)	627
Inventories	1,887	(659)
Prepaid expenses and other assets	13	469
Accounts payable	(528)	(39)
Accrued expenses	206	(313)
Accrued compensation expenses	224	(394)
Accrued clinical trial expenses	3	(65)
Deferred revenue	56	(61)
Deferred grant revenue	(104)	(1,092)
Net cash used in operating activities	(12,555)	(12,107)

Cash flows from investing activities:
Purchases of property and equipment	(151)	(295)
Investment in money market funds	(7,022)	(7,968)
Net cash used in investing activities	(7,173)	(8,263)

Cash flows from financing activities:
Net proceeds from rights offering	19,688	19,483
Proceeds from repayment of note receivable	1	—
Proceeds from exercise of options and employee stock plan purchases	189	816
Net cash provided by financing activities	19,878	20,299

Effect of exchange rate changes on cash	74	16

Cash:
Net increase (decrease)	224	(55)
Balance at beginning of period	539	239
Balance at end of period	$763	$184

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$20	$53

The accompanying notes are integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended June 30, 2017 and 2016

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

In 2007, Second Sight formed Second Sight (Switzerland) Sarl, initially to manage clinical trials for its products in Europe, and later to manage sales and marketing in Europe, the Middle East and Asia. As the laws of Switzerland require at least two corporate stockholders, Second Sight (Switzerland) Sarl is 99.5% owned directly by the Company and 0.5% is owned by an executive of Second Sight, who is acting as a nominee of the Company. Accordingly, Second Sight (Switzerland) Sarl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

Since its inception, the Company has generated limited revenues from the sale of products and has financed its operations primarily through the issuance of common stock, convertible debt (which has been converted into common stock), and grants primarily from government agencies.

On March 6, 2017, the Company successfully completed a registered Rights Offering to existing stockholders raising net proceeds of approximately $19.7 million in which it sold 13.7 million Units at $1.47 per Unit, which was the closing price of the Company’s common stock on that date. Each Unit consisted of a share of the Company’s common stock and a warrant to purchase an additional share of the Company’s stock for $1.47. The warrants have a five-year life and trade on Nasdaq under the symbol EYESW. At the Company’s discretion, the warrants are redeemable on 30 days’ notice (i) at any time 24 months after the date of issuance, (ii) if the shares of its common stock are trading at 200% or higher than the Subscription Price for 15 consecutive trading days and (iii) if all of the independent directors vote in favor of redeeming the warrants. Holders may be able to sell or exercise warrants prior to any announced redemption date and the Company will redeem outstanding warrants not exercised by the announced redemption date for a nominal amount of $0.01 per Warrant. The Company deemed it appropriate not to record the liability for this warrant redemption amount as the probability of any redemptions was deemed remote based upon its terms. For purposes of recording this transaction, the Company allocated the proceeds from the offering between the common stock and warrants issued based on their relative fair values on the date of issuance. The fair value used for the common stock was the closing price of the stock of $1.47 on March 6, 2017. The fair value used for the warrants was their Black-Scholes value of $0.64 per warrant, calculated as of March 6, 2017. Accordingly, the relative fair value assigned to the common stock was $1.02 per share and the relative fair value assigned to the warrants was $0.45 per warrant. The Company is using these proceeds to invest in its business to expand sales and marketing efforts, enhance current products, gain regulatory approvals for additional indications, and continue research and development into next generation technology.

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

The Company’s financial statements have been presented on the basis that its business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on its operating capital resources and uncertain demand for its products. The Company has incurred recurring operating losses and negative operating cash flows since inception, and expects to continue to incur operating losses and negative operating cash flows for at least the next several years as a result of which, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has also raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it has sufficient funds to last into the second quarter of 2018. To continue business operations beyond that point, the Company will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all so as to be able to continue operating its business at current levels past the second quarter of 2018. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trails, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

Net Operating Loss Carryforward

As of December 31, 2016 pursuant to an analysis done under Section 382, Limitations on Net Operating Losses, of the Internal Revenue Code of 1986, as amended, the Company had $142.3 million and $93.8 million of federal and state operating loss carryforwards, respectively, with which to offset any future taxable income. The federal and state net operating loss carryforwards will begin to expire at various dates from 2016 through 2036. If these loss carryforwards are unavailable for use in future periods, the Company’s results of operations and financial position may be adversely affected.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the second quarter of 2017. The ownership change will subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict the Company’s ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a tax-exempt interest rate specified by the Internal Revenue Service. The Company has analyzed the available information to determine the amount of the annual limitation. Based on information available to the Company, the limitation arising from this ownership change is estimated to range between $1.4 million and $3.7 million annually. In total, the Company estimates that the 2017 ownership change will result in approximately $102 million and $54 million of federal and state net operating loss carryforwards, respectively, expiring unused.

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

Customer Concentration

During the three and six months ended June 30, 2017 and 2016, the following customers comprised more than 10% of revenues (unaudited):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Customer 1	14%	0%	9%	0%
Customer 2	13%	9%	9%	4%
Customer 3	12%	9%	12%	4%
Customer 4	11%	0%	11%	0%
Customer 5	10%	0%	7%	0%
Customer 6	7%	13%	5%	6%
Customer 7	0%	17%	0%	9%
Customer 8	0%	13%	0%	18%
Customer 9	0%	13%	0%	6%
Customer 10	0%	9%	0%	16%

As of June 30, 2017 and December 31, 2016, the following customers comprised more than 10% of accounts receivable:

	June 30, 2017	December 31, 2016
	(unaudited)
Customer 1	17%	0%
Customer 2	17%	0%
Customer 3	15%	0%
Customer 4	15%	0%
Customer 5	14%	0%
Customer 6	11%	0%
Customer 7	11%	0%
Customer 8	0%	34%
Customer 9	0%	34%
Customer 10	0%	29%

Geographic Concentration

During the three and six months ended June 30, 2017 and 2016, regional revenue, based on customer locations which comprised more than 10% of revenues, consisted of the following (unaudited):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

United States	50%	61%	52%	48%
Taiwan	14%	0%	9%	0%
Italy	11%	29%	11%	27%
France	11%	8%	10%	8%
Korea	10%	0%	7%	0%

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

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2017 (unaudited) and December 31, 2016 include assets amounting to $2.4 million and $1.7 million, respectively, relating to operations of the Company’s subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at June 30, 2017 and December 31, 2016 (in thousands):

	Total	Level 1	Level 2		Level 3

June 30, 2017 (unaudited):
Money market funds	$17,366	$17,366	$		$—

December 31, 2016:
Money market funds	$10,336	$10,336		$—	$—

5.   Selected Balance Sheet Detail

Accounts receivable, net

Accounts receivable consisted of the following at (in thousands):

	June 30,	December 31,
	2017	2016
	(Unaudited)
Accounts receivable	$1,108	$487
Allowance for doubtful accounts	(182)	(213)

Accounts receivable, net	$926	$274

Inventories, net

Inventories consisted of the following at (in thousands):

	June 30,	December 31,
	2017	2016
	(Unaudited)
Raw materials	$401	$477
Work in process	4,045	5,032
Finished goods	2,527	3,284

	6,973	8,793

Allowance for excess and obsolescence	(3,921)	(5,377)
Inventories, net	$3,052	$3,416

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at (in thousands):

	June 30,	December 31,
	2017	2016
	(Unaudited)
Laboratory equipment	$2,393	$2,300
Computer hardware and software	1,273	1,220
Leasehold improvements	299	288
Furniture, fixtures and equipment	46	45

	4,011	3,853

Accumulated depreciation and amortization	(2,597)	(2,364)
Property and equipment, net	$1,414	$1,489

6.   Equity Securities

Common Stock Issuable

Non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of June 30, 2017, the Company accrued $21,000 for these services, which equates to 18,000 shares. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At June 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive (in thousands), as follows (unaudited):

	June 30,	June 30,
	2017	2016

Long Term Investor Rights	—	343
Underwriter’s warrants	802	802
Warrants associated with convertible debt	1,038	1,038
Warrants associated with March 2017 Rights Offering	13,652	—
Common stock options	5,536	3,588
Restricted stock units	107	190
Employee stock purchase plan	222	121

Total	21,357	6,082

7. Warrants

A summary of warrant activity for the six months ended June 30, 2017 is presented below (in thousands, except per share and contractual life data) (unaudited).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2016	1,840	$7.72	1.80
Issued	13,652	$1.47
Exercised	—
Forfeited or expired	—

Warrants outstanding at June 30, 2017	15,492	$2.21	4.31

Warrants exercisable at June 30, 2017	15,492	$2.21	4.31

The intrinsic value of warrants outstanding at June 30, 2017 was $0.

8. Stock-Based Compensation

Effective June 1, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”). On June 6, 2017, the shareholders approved amendments to the 2011 Plan increasing the maximum number of shares of common stock that may be issued from 7,500,000 to 9,500,000, which is offset and reduced by options previously granted under previous plans. The option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over either four or five years and expire ten years from the grant date. In the event of a change of control, as defined in the 2011 Plan, vesting is accelerated.

A summary of stock option activity for the six months ended June 30, 2017 is presented below (in thousands, except per share and contractual life data) (unaudited) .

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2016	3,667	$7.23	6.27
Granted	2,382	$1.88
Exercised	—	$—
Forfeited or expired	(513)	$5.68

Options outstanding at June 30, 2017	5,536	$5.07	7.67

Options exercisable at June 30, 2017	1,882	$6.93	5.12

The estimated aggregate intrinsic value of stock options exercisable at June 30, 2017 was $0. As of June 30, 2017, there was $6.5 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.0 years.

During the six months ended June 30, 2017, the Company granted stock options to purchase 2,342,150 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.13 to $1.97 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,151,000 ($0.55 to $0.96 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.0%, a risk-free interest rate of 1.92% to 2.14%, and an expected dividend rate of 0%.

In March 2017, the Company granted stock options to purchase 40,000 shares of common stock to an outside attorney in connection with his services relating to the Company’s March, 2017 rights offering to stockholders. The options are exercisable for a period of four years from the date of grant at a price of $1.76 per share, which was 120% of the fair value of the Company’s common stock on the grant date of March 6, 2017. The options vested as of the date of grant. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $19,640 ($0.49 per share). Assumptions used in the model were an expected term of 4.0 years, volatility of 48.0%, a risk-free interest rate of 1.81%, and an expected dividend rate of 0%. The cost of these shares was treated as an issuance cost of the offering and was deducted from the gross proceeds from the offering.

The Company adopted an employee stock purchase plan (“ESPP”) starting in June 2015 for all eligible employees. On June 6, 2017, the shareholders approved an amendment to the ESPP increasing the maximum number of shares of common stock that may be issued from 250,000 to 750,000. Under the ESPP, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At June 30, 2017, 435,139 shares had been purchased under the ESPP.

The following table summarizes Restricted Stock Unit (RSU) activity (unaudited) for the six months ended June 30, 2017 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2016	131	$12.43
Awarded	—	—
Vested	(24)	12.43
Forfeited/canceled	—	—
Outstanding as of June 30, 2017	107	$12.43

As of June 30, 2017, there was $1.3 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 2.1 years.

Stock-based compensation expense recognized for stock-based awards granted under the 2011 Plan and the ESPP in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands) (unaudited):

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cost of sales	$67	$87	$148	$165
Research and development	75	83	132	160
Clinical and regulatory	44	45	93	93
Selling and marketing	112	(124)	206	(15)
General and administrative	637	645	1,337	1,279
Total	$935	$736	$1,916	$1,682

9.   Litigation, Claims and Assessments

Eighteen oppositions have been filed by a third-party in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe that a successful challenge will have a material effect on the Company’s ability to manufacture and sell its products, or otherwise have a material effect on the Company’s operations.

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

Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that restore some useful vision to blind individuals. Our principal offices are located in Sylmar, California, approximately 25 miles northwest of downtown Los Angeles. We also have an office in Lausanne, Switzerland, that manages our commercial and clinical operations in Europe, the Middle East and Asia.

Our current product, the Argus® II System, treats outer retinal degenerations, such as retinitis pigmentosa, which we refer to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By restoring some useful vision in patients who otherwise have total sight loss, the Argus II System can provide benefits which include:

●	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk,
●	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away,
●	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching the moving streams of lights from fireworks, and
●	improving patients’ well-being and ability to perform activities of daily living.

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and it does not slow or reverse the progression of the disease. Results vary among patients and while the majority of patients receive a significant benefit from the Argus II, some patients report receiving little or no benefit.

Our major corporate, clinical and regulatory milestones include:

●	In 1998, Second Sight was founded.
●	In 2002, we commenced clinical trials in the US for our prototype product, the Argus I retinal prosthesis.
●	In 2007, we commenced clinical trials in the US for the Argus II System, which later became our first commercial product.
●	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.
●	In 2013, we received marketing approval in the United States (FDA) for the Argus II System.
●	In 2014, we launched the Argus II in the US, completed our initial public offering (“IPO”), and began trading on NASDAQ under the symbol “EYES.”
●	In 2015, we commenced a clinical trial in the UK for an expanded indication for the Argus II System in individuals with dry AMD.

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, and Taiwan, South Korea and Russia in 2017. With the exception of Taiwan and Russia, we have full regulatory approval to sell in these regions. In Taiwan and Russia we have limited regulatory approval but we are working to obtain full regulatory approval in both countries. We sell primarily through our direct sales force, but use distributors in certain countries.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and product revenue generated by the sale of our Argus II System. During the years ended December 31, 2016 and 2015 and the six months ended June 30, 2017, we funded our business primarily through:

●	Revenue of $3.2 million in the first six months of 2017, and $4.0 million and $8.9 million in fiscal years 2016 and 2015, respectively, generated by sales of our Argus II System,
●	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million after offering expenses,
●	Issuance of common stock and warrants in our Rights Offering in March 2017, which generated net proceeds of $19.7 million after offering expenses.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years, as a result of which, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s 2016 consolidated financial statements, has also raised substantial doubt about the Company’s ability to continue as a going concern.

In June 2016, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.5 million net of cash offering costs, selling 6.0 million shares of common stock at $3.315 per share, representing 85% of the Company’s per share stock price at the close of the Rights Offering.

In March 2017, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.7 million net of cash offering costs, selling 13.7 million Units at $1.47 per Unit, which was the Company’s per share stock price at the close of the Rights Offering. Each Unit consisted of one share of common stock and one warrant, with a five-year life, to buy an additional share of common stock at $1.47 per share. The Company believes that it has sufficient funds to last into the second quarter of 2018. To continue business operations beyond that point, the Company will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all so as to be able to continue its business at current levels past the second quarter of fiscal 2018. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

●	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. Positive coverage decisions for the Argus II are effective in seven of 12 MAC jurisdictions (comprising 28 states). Effective January 1, 2017, the Centers for Medicare and Medicaid Services (CMS) established a 2017 payment rate of $150,000 for both the procedure and the Argus II Retinal Prosthesis System. On July 13, 2017, CMS posted a proposed preliminary 2018 payment rate of approximately $122,000 for both the procedure and the Argus II Retinal Prosthesis System. The final rate for 2018 will be set later in the year after a comment period, during which the Company may lobby CMS for a higher reimbursement rate for 2018.

●	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015 and 2016 combined, 93% of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.
●	Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

During the six months ended June 30, 2017, 17 individuals in the US and Canada were implanted with the Argus II technology. Of these patients, ten were Medicare FFS patients, one was a Medicare Advantage patient, one was a Veteran’s Administration patient and the remaining five were privately funded patients in Canada.

The Company employs dedicated employees and consultants with insurance reimbursement expertise engaged to expand and enhance coverage decisions. Currently, seven Medicare jurisdictions, including CGS (J15 -- Ohio and Kentucky), Palmetto GBA (JM -- Virginia, (excluding Part B for Arlington and Fairfax counties), West Virginia, North Carolina and South Carolina), NGS (J6 -- Minnesota, Illinois and Wisconsin), NGS (JK -- Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont), FCSO (JN -- Florida, Puerto Rico and the U.S. Virgin Islands), and Novitas (JH and JL -- Arkansas, Colorado, Delaware, District of Columbia, Louisiana, Maryland, Mississippi, New Jersey, New Mexico, Oklahoma, Pennsylvania, and Texas) provide coverage of the Argus II in 28 states, two territories and the District of Columbia when medically necessary. We are actively engaged with the remaining MACs and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

Within Europe, we have obtained reimbursement approval or funding in Germany, France and one region of Italy.

We are seeking reimbursement approval in other countries including Belgium and Turkey and we are also seeking reimbursement approval in additional regions of Italy.

In France, the Company was selected to receive the first “Forfait Innovation” (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, the Company is conducting a post-market study in France which has enrolled a total of 18 subjects and will follow them for two years.  The French program will fund implantation of up to 18 additional patients that will not be part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

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

To date, our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the United States, our efforts in 2017 will focus on media advertisements dedicated to RP patients and their families. These advertisements will be placed in geographic areas where we have Centers of Excellence committed to Argus II.

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

The Company believes an opportunity exists to expand the use of its Argus II technology to better sighted individuals with RP who are currently not being treated. To achieve this market expansion, the Company is undertaking multiple clinical data collection efforts and product development efforts to improve the technology’s performance, including:

●	Clinical trials with better-sighted individuals;
●	Development of retinal stimulation protocols that we believe can achieve improved resolution by adjusting electronic retinal stimulation methods;
●	Redesigns of the externals (glasses, camera, and video processing unit) that will possess processing power many times greater than the current Argus II system, which will enable enhanced image processing support for the commercial implementation of the new retina stimulation protocols, possibly by 2018.

We believe we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion I visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion I based on our clinical trial and the associated results.

Our objective in designing and developing the Orion I visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. On July 17, 2017, we submitted an IDE application to the FDA to begin a human feasibility study of the Orion I visual prosthesis system. This study will confirm initial findings in our human pilot study we announced in the fourth quarter of 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. We expect to implant and activate our Orion I visual prosthesis system in human subjects later this year. This study will provide the first human data of a fully functional wireless visual cortical stimulator system including an external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2018.

We began a five-subject pilot study in the United Kingdom in June 2015, to determine the utility of the Argus II System for use in persons suffering from dry AMD. In the second quarter of 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We plan to continue testing these subjects and will submit a revised clinical protocol in 2017. Our approaches to improving the effective resolution in RP patients may also work in AMD patients, which could help us demonstrate objective benefit over their residual vision. The revised protocol will request approval to test new retinal stimulation techniques with the existing subjects with the belief they may benefit. If this clinical testing is successful, we plan to enroll additional patients in our pursuit of a solution for this large patient population.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the six months ended June 30, 2017.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II System. We began selling our products in Europe in 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Russia, South Korea and Taiwan in 2017. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess inventory, and other costs required to make our Argus II System at our Sylmar, California facility. In the second quarter of 2016, due to lower implant rates and revenue, we decreased production output and increased our reserve for slow-moving inventory. As a result of the lower production levels, we have been incurring expenses for unabsorbed overhead charges. Beginning in the first quarter of 2017, based on our rolling 12-month sales forecasts, we have been reducing our reserve for slow moving inventory, which has the effect of offsetting the cost of goods shipped for revenue in the period. We expect to work through our slow-moving inventory and resume normal production when sales orders increase. Our ability to generate a gross profit in future periods will depend on our ability to (i) generate higher revenues and (ii) to produce our product in sufficient quantities that will allow us to absorb all production costs in a given period by spreading our costs over a larger production base, which will lower our cost per unit.

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

●	Research and development expenses consist primarily of employee compensation, materials, and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, such as the Orion I visual cortical prosthesis. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

●	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II System, seek to expand the indications for the Argus II System, such as AMD, and prepare to initiate clinical studies of potential future products such as the Orion I visual cortical prosthesis.

●	Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase as we hire additional sales personnel, initiate additional marketing programs, develop relationships with new distributors, and expand the number of medical centers that buy and implant our Argus II System and any future products.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended June 30, 2017 and 2016

Worldwide commercial implant volume for the three and six months ended June 30, 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Europe and the Middle East	7	7	12	15
Asia	3	—	4	—
Canada	2	—	5	1
United States	7	4	12	5
Total	19	11	33	21

Net Sales. Net sales increased by $1,199,000, or 116%, from $1,037,000 in the second quarter of 2016 to $2,236,000 in the second quarter of 2017, driven by both a higher number of implants and a higher amount of revenue per implant in the current year quarter.

While second quarter 2017 implant volume in Europe and the Middle East (EMEA) was flat with the prior year, we saw growth in Asia, Canada and the U.S. markets compared to the second quarter of 2016. Building on our first Asian implant in Taiwan in the first quarter of 2017, we followed up with three implants in the second quarter of 2017, which consisted of two implants in South Korea and a second implant in Taiwan. We had two implants in Canada in the second quarter of 2017 compared to none in the prior year quarter as we continued the momentum we experienced in Canada in the first quarter of 2017. In the U.S., we had seven implants in the second quarter of 2017 compared to four in the second quarter of 2016, as our Centers of Excellence strategy continued to gain traction.

Revenue recognized per implant was $118,000 in the second quarter of 2017 compared to $94,000 in the second quarter of 2016. The higher revenue per implant is due mainly to (i) a higher mix of implants in the U.S. and Asia where the prices tend to be higher, and (ii) the higher U.S. Medicare reimbursement level in 2017 compared to 2016. We expect our average revenue per implant for the remainder of 2017 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales decreased by approximately $2,114,000, or 65%, from $3,241,000 in the second quarter 2016 to $1,127,000 in the second quarter of 2017.  Cost of sales in the second quarter of 2017 included a charge of $579,000 for unabsorbed production costs and a credit of $743,000 for the reversal of a reserve for slow moving inventory. Cost of sales in the second quarter of 2016 included a charges of $973,000 for unabsorbed production costs and approximately $1.5 million to increase the reserve for slow moving inventory. Excluding these costs, cost of goods sold increased by approximately $590,000, or 77%, from $763,000 in the second quarter of 2016 to $1,353,000 in the second quarter of 2017. The increase in costs of goods sold, excluding the impact unabsorbed production costs and inventory reserves, is consistent with the 73% increase in implants from 11 in the second quarter of 2016 to 19 in the second quarter of 2016. For the next few quarters we expect that we will continue to keep our production levels low which will result in the generation of significant unabsorbed production costs.  We also expect that we will continue to reverse our reserve for excess inventory, as we sell our existing supply of Argus II systems, which will offset the cost of products that we ship.

Research and development expense. Research and development expense increased by $1,033,000, or 113%, to $1,949,000 in the second quarter of 2017 as compared to $916,000 in the second quarter of 2016. These expense amounts include $24,000 of offsetting grant revenue in the second quarter of 2017 and $706,000 of offsetting grant revenue in the second quarter of 2016. Excluding the impact of grant revenues, research and development expense increased by $351,000, or 22%, from $1,622,000 in the second quarter of 2016 to $1,973,000 in the second quarter of 2017. This increase from the prior year is primarily attributable to $273,000 of higher compensation costs and $110,000 of higher costs for outside services, including consultants, in the current year. While we expect research and development expense to remain fairly constant for the remainder of the year, we expect that research and development costs will increase in future periods as we continue to enhance our current products and develop new products.

Clinical and regulatory expense. Clinical and regulatory expense increased $116,000, or 20%, from $568,000 in the second quarter of 2016 to $684,000 in the second quarter of 2017. This increase is primarily attributable to higher new enrollment in post-market studies due to the higher level of implants in 2017. We expect clinical and regulatory costs to increase in the future as (i) we increase our implant run rate and enroll more patients in post-market clinical studies for regulatory authorities, and (ii) we conduct new clinical trials to assess new products such as the Orion I, test further enhancements to our existing product, and begin new trials for better sighted patients.

Selling and marketing expense. Selling and marketing expense increased $248,000, or 11%, from $2,199,000 in the second quarter of 2016 to $2,447,000 in the second quarter of 2017. This increase in costs was primarily the result of $404,000 more in people related costs, including salaries, stock based compensation, travel and commissions partially offset by $130,000 in lower costs for consultants related to items such as customer outreach programs and marketing strategies in the U.S. and foreign markets. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $281,000, or 11%, from $2,620,000 in the second quarter of 2016 to $2,901,000 in the second quarter of 2017. This increase is primarily attributable to $184,000 in higher compensation costs, including bonus, salaries and stock-based compensation charges, and $251,000 in higher payments for outside services, including legal and recruiting services, partially offset by a decrease of $116,000 in bad debt expense due to the collection of previously written off amounts.

Comparison of the Six Months Ended June 30, 2017 and 2016

Net Sales. Our net sales increased from $2,090,000 in the first six months of 2016 to $3,245,000 in the first six months of 2017, an increase of $1,155,000, or 55%. This increase in net sales was due to a higher number of implants in 2017 coupled with a relatively flat average revenue per implant.

In the first six months of 2017 implant volume in EMEA was down by three compared to the first six months of 2016, mainly due to declines in Italy and Turkey, which were partially offset by growth in France. In the first six months of 2017 there were four implants is Asia compared to none in the first six months of 2016, as we opened up the Asian market for the first time with two implants in Taiwan and two in South Korea. We had five implants in Canada in the first six months of 2017 compared to one in the first six months of 2016. In the U.S., we had 12 implants in the first six months of 2017 compared to five implants in the first six months of 2016, as our Centers of Excellence strategy continued to gain momentum.

In the first six months of 2017, revenue recognized per implant of $98,000 was essentially flat compared to $100,000 in first six months of 2016. For the remainder of 2017, we expect average revenue per implant of $100,000 to $120,000, as we expect to see a higher mix of revenue from the United States and other markets with higher prices.

Cost of sales. Cost of sales decreased by approximately $1,899,000, or 46%, from $4,153,000 in the first six months of 2016 to $2,254,000 in the first six months of of 2017.  Cost of sales in the first six months of 2017 included charges of $1,529,000 for unabsorbed production costs and a credit of $1,456,000 for the reversal of a reserve for slow moving inventory. Cost of sales in the first six months of 2016 included charges of $1,434,000 for unabsorbed production costs and approximately $1.5 million to increase the reserve for slow moving inventory. Excluding these costs, cost of goods sold increased by approximately $967,000 or 80%, from $1,214,000 in the first six months of 2016 to $2,181,000 in the first six months of 2017. The increase in costs of goods sold, excluding the impact of unabsorbed production costs and inventory reserves, compares to the 57% increase in implants from 21 in the first six months of 2016 to 33 in the first six months of 2017. For the next few quarters we expect that we will continue to keep our production levels low which will result in the generation of significant unabsorbed production costs.  We also expect that we will continue to reverse our reserve for excess inventory, as we sell our existing supply of Argus II systems, which will offset the cost of products that we ship.

Research and development expense. Research and development expense, net of grant revenue, increased by $2,118,000, or 126%, from $1,678,000 in the first six months of 2016 to $3,796,000 in the first six months of 2017. In the first six months of 2017, we utilized $128,000 of grant funds to offset costs versus $1,272,000 of grant funds utilized in the first six months of 2016. Excluding this grant revenue offset, there was an increase in research and development expense of $974,000, or 33%, from $2,950,000 in the first six months of 2016 to $3,924,000 in the first six months of 2017. This increase is primarily the result of increased expenditures of $498,000 for compensation costs and $383,000 for outside services, including consultants. We expect to see research and development costs remain at the 2017, or higher, levels as we continue to invest in improvements to our Argus II product and development of our new Orion cortical implant.

Clinical and regulatory expense. Clinical and regulatory expense decreased by $48,000, or 4%, from $1,346,000 in the first six months of 2016 to $1,298,000 in the six months of 2017. We expect clinical and regulatory costs to increase in upcoming quarters as we (i) conduct clinical trials to assess new products such as the Orion cortical implant, (ii) test enhancements to our existing products, (iii) continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration, and (iv) conduct clinical trials to determine whether better-sighted patients would benefit from our current product.

Selling and marketing expense. Selling and marketing expense increased by $471,000, or 11%, from $4,211,000 in the first six months of 2016 to $4,682,000 in the first six months of 2017. This increase was primarily due to $497,000 in higher people related costs in 2017 as compared to 2016, including higher salaries, stock based compensation, travel and commissions. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased by $612,000, or 12%, from $5,030,000 in the first six months of 2016 to $5,642,000 in the first six months of 2017. This increase is primarily attributable to $400,000 of higher personnel costs in 2017 and $378,000 more for outside services, including legal and consulting costs, partially offset by a $225,000 decrease in bad debt expense.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis of our being a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2016 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above). In March 2017, the Company successfully completed a Rights Offering to existing shareholders, raising proceeds of $19.7 million net of cash offering costs, and selling 13.7 million Units at $1.47 per Unit. Each Unit consisted of a share of common stock and a five-year warrant with an exercise price of $1.47. Based upon this funding, management believes it has sufficient funds to last into the second quarter of 2018. In order to continue business operations past that point, we will need to raise additional debt and/or equity capital. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy our ongoing cash requirements, then we would be required to scale back or discontinue our technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require us to relinquish rights to our products, or to discontinue our operations entirely.

Cash and money market funds increased by $7.2 million, or 66%, from $10.9 million at December 31, 2016 to $18.1 million at June 30, 2017. Working capital was $17.3 million at June 30, 2017, as compared to $9.6 million at December 31, 2016, an increase of $7.7 million, or 80%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first six months of 2017, we used $12.6 million of cash in operating activities, consisting primarily of a net loss of $14.4 million, offset by non-cash charges of $0.8 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt recovery and common stock issuable and increased by a net change in operating assets and liabilities of $1.0 million. During the first six months of 2016, we used $12.1 million of cash in operating activities, consisting primarily of a net loss of $14.3 million, offset by non-cash charges of $3.7 million for depreciation and amortization of property and equipment, stock-based compensation, bad debt expense, excess inventory reserves and common stock issuable, and decreased by a net change in operating assets and liabilities of $1.5 million.

Cash Flows from Investing Activities

During the first six months of 2017, investing activities used $7.2 million of cash, reflecting $7.0 million used by the purchase of money market investments and $0.2 million used for the purchase of equipment. This compares to the first six months of 2016 when investing activities used $8.3 million, reflecting $8.0 million used by the purchase of money market investments and $0.3 million used for the purchase of equipment.

Cash Flows from Financing Activities

During the first six months of 2017, finance activities provided $19.9 million of cash, of which $19.7 million was from the Rights Offering and $0.2 million was from employee stock plan purchases. Financing activities provided $20.3 million of cash in first six months of 2016, of which $19.5 million was provided by a Rights Offering and $0.8 million from the exercise of stock options and employee stock plan purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2017, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the six months ended June 30, 2017, approximately 60% of our revenue was denominated in U.S. dollars, 33% in Euros, and 7% in Canadian dollars. In the same time period the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of June 30, 2017, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

●	Control over Financial Reporting. The Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed its testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. We will continue to work on completing the documentation and testing of our internal controls.
●	Updating of Standard Costs. It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated. During 2016, due to (i) the limited levels of production during the year, and (ii) the fact the Company had established reserves against approximately 61% of the cost of year-end inventory, which reserved for the cost of nearly all of the goods manufactured in 2016, the Company did not update its standard costs during fiscal 2016. The Company is currently reviewing it standard costs and expects to adjust its current standard costs during the second half of 2017. The impact to the financial statements, taken as a whole, that would result from such an adjustment is expected to be immaterial.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year and period then ended however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable and to provide reasonable assurance that they will prevent or detect material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Eighteen oppositions have been filed by a third-party in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe that a successful challenge will have a material effect on the Company’s ability to manufacture and sell its products, or otherwise have a material effect on the Company’s operations.

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

On June 20, 2017, Thomas B. Miller, Chief Financial Officer of the Company, notified the Company that he was submitting his resignation as Chief Financial Officer to pursue other opportunities. Mr. Miller agreed to remain in his current role until the Company announces its second quarter results and files the Quarterly Report on Form 10-Q for the period ended June 30, 2017. Mr. Miller’s departure did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	August 7, 2017
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	August 7, 2017
Thomas B. Miller	(Principal Financial and Accounting Officer)

