Form 10-Q
period 2017-09-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2017-11-06
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the issuer had 56,806,352 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Form 10-Q for the Quarter Ended September 30, 2017

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$639	$539
Money market funds	12,705	10,336
Accounts receivable, net	668	274
Inventories, net	3,245	3,416
Prepaid expenses and other current assets	462	717

Total current assets	17,719	15,282

Property and equipment, net	1,327	1,489
Deposits and other assets	35	39

Total assets	$19,081	$16,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$826	$1,156
Accrued expenses	2,330	2,088
Accrued compensation expense	2,266	1,600
Accrued clinical trial expenses	623	629
Deferred revenue	64	85
Deferred grant revenue	—	104

Total current liabilities	6,109	5,662

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 56,806 and 42,701 at September 30, 2017 and December 31, 2016, respectively	200,867	186,769
Common stock to be issued	86	153
Additional paid-in capital	39,559	30,697
Notes receivable to finance stock option exercises	—	(2)
Accumulated other comprehensive loss	(572)	(608)
Accumulated deficit	(226,968)	(205,861)

Total stockholders’ equity	12,972	11,148

Total liabilities and stockholders’ equity	$19,081	$16,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$1,610	$1,180	$4,855	$3,270
Cost of sales	1,001	2,615	3,255	6,768
Gross profit (loss)	609	(1,435)	1,600	(3,498)

Operating expenses:
Research and development, net of grants	1,826	1,588	5,622	3,266
Clinical and regulatory	629	609	1,927	1,955
Selling and marketing	2,375	2,262	7,057	6,473
General and administrative	2,528	2,605	8,170	7,635
Total operating expenses	7,358	7,064	22,776	19,329

Loss from operations	(6,749)	(8,499)	(21,176)	(22,827)
Interest income	33	10	69	18

Net loss	$(6,716)	$(8,489)	$(21,107)	$(22,809)

Net loss per common share – basic and diluted	$(0.12)	$(0.20)	$(0.40)	$(0.57)

Weighted average common shares outstanding – basic and diluted	56,799	42,220	53,206	39,929

The accompanying notes are an integral part of these condensed consolidated financial statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(6,716)	$(8,489)	$(21,107)	$(22,809)

Other comprehensive income (loss):
Foreign currency translation adjustments	(86)	34	36	57
Comprehensive loss	$(6,802)	$(8,455)	$(21,071)	$(22,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

Nine months ended September 30, 2017 and 2016

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2015	35,942	$166,049	33	$205	$27,277	$(5)	$(581)	$(172,682)	$20,263
Issuance of common stock in connection with rights offering, net of expenses	5,978	19,430	—	—	—	—	—	—	19,430
Exercise of stock options	95	478	—	—	—	3	—	—	481
Stock-based compensation expense	—	—	—	—	2,581	—	—	—	2,581
Fair value of stock options issued for services in connection with rights offering	—	—	—	—	53	—	—	—	53
Stock issued or issuable for professional services	82	324	(7)	(118)	—	—	—	—	206
Issuance of common stock in connection with Employee Stock Purchase Plan	102	337	—	—	—	—	—	—	337
Issuance of RSUs	48	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(22,809)	(22,809)
Foreign currency translation adjustment	—	—	—	—	—	—	57	—	57
Comprehensive loss	—	—	—	—	—	—	57	(22,809)	(22,752)
Balance, September 30, 2016	42,247	$186,618	26	$87	$29,911	$(2)	$(524)	$(195,491)	$20,599

Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148
Issuance of common stock and warrants in connection with rights offering, net of offering costs	13,653	13,647	—	—	6,021	—	—	—	19,668
Issuance of common stock in connection with Employee Stock Purchase Plan	193	189	—	—	—	—	—	—	189
Fair value of stock options issued for services in connection with rights offering	—	—	—	—	20	—	—	—	20
Common stock issued or issuable for services	223	262	(2)	(67)	—	—	—	—	195
Issuance of RSUs	36	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,821	—	—	—	2,821
Repayment of notes receivable for stock option exercises	—	—	—	—	—	2	—	—	2
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(21,107)	(21,107)
Foreign currency translation adjustment	—	—	—	—	—	—	36	—	36
Comprehensive loss	—	—	—	—	—	—	36	(21,107)	(21,071)
Balance, September 30, 2017	56,806	$200,867	75	$86	$39,559	$—	$(572)	$(226,968)	$12,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(21,107)	$(22,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	345	311
Stock-based compensation	2,821	2,581
Bad debt (recovery) expense	(128)	191
Excess inventory (recovery) reserve	(1,731)	2,611
Common stock issuable for services	195	206
Changes in operating assets and liabilities:
Accounts receivable	(311)	874
Inventories	1,955	(166)
Prepaid expenses and other assets	261	492
Accounts payable	(299)	(16)
Accrued expenses	233	(377)
Accrued compensation expenses	668	(15)
Accrued clinical trial expenses	(6)	(61)
Deferred revenue	(25)	(135)
Deferred grant revenue	(104)	(1,741)
Net cash used in operating activities	(17,233)	(18,054)

Cash flows from investing activities:
Purchases of property and equipment	(181)	(406)
Investment in money market funds	(2,362)	(1,820)
Net cash used in investing activities	(2,543)	(2,226)

Cash flows from financing activities:
Net proceeds from rights offering	19,688	19,483
Proceeds from repayment of note receivable	2	—
Proceeds from exercise of options and employee stock plan purchases	189	816
Net cash provided by financing activities	19,879	20,299

Effect of exchange rate changes on cash	(3)	19

Cash:
Net increase	100	38
Balance at beginning of period	539	239
Balance at end of period	$639	$277

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$20	$53

The accompanying notes are integral part of these condensed consolidated financial statements.

 SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended September 30, 2017 and 2016

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

The Company believes that it has sufficient funds to last through the first quarter of 2018. To continue business operations beyond that point, the Company will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all so as to be able to continue operating its business at current levels past the first quarter of 2018. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

Net Operating Loss Carryforwards

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09-Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides new guidance for revenue recognition. The Financial Accounting Standards Board (“FASB”) subsequently issued ASU No. 2015-14-Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU 2014-09, ASU No. 2016-08-Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10-Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12-Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20-Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The above subsequent ASUs did not change the core principle of the guidance in ASU 2014-09. The ASUs referred to above collectively will supersede and replace the revenue recognition requirements in ASC Topic 605-Revenue Recognition, and most of the related industry specific guidance and replace them with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

The core principle in ASC 606 is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 also creates ASC Subtopic 340-40-Other Assets and Deferred Costs-Contracts with Customers (“ASC 340-40”), which requires an entity to recognize an asset for certain types of costs related to a contract with a customer within the scope of ASC 606 and amortize the asset over a period consistent with the transfer of the goods and services to which the asset relates. Specifically, the costs required to be capitalized are (a) incremental costs of obtaining a contract with a customer and (b) costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.

ASC 606 and ASC 340-40 (the “new accounting standards”) require the Company to make significant judgments and estimates.  The new accounting standards also require more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company will adopt the new accounting standards as of January 1, 2018 using the modified retrospective transition method, in which the two new accounting standards are applied retrospectively with the cumulative effect of initially applying the new accounting standards as an adjustment to the opening balance of retained earnings at January 1, 2018, the date of initial adoption. In accordance with the modified retrospective transition method, the Company will apply the new guidance retrospectively only to contracts that are not completed contracts at January 1, 2018.

Also in accordance with the modified retrospective transition method, the Company will provide additional disclosures in its financial statements for each of the quarterly and annual reporting periods in 2018 of (a) the amount by which each financial statement line item is affected in the reporting period by the application of the new accounting standards as compared to the accounting guidance that was in effect before the change, and (b) an explanation of the reasons for significant changes identified.

The Company completed an initial assessment of adoption of ASC 606, and is currently in the process of updating that assessment to reflect changes in contractual terms and the Company’s customary business practices since completion of the initial assessment.  The Company is also assessing the ASC 606 revenue recognition policy related to a new type of revenue arrangement the Company entered into subsequent to September 30, 2017 which is expected to generate revenue in the fourth quarter of 2017.

The Company has not yet estimated the financial statement impact of the expected changes due to the adoption of ASC 606. The Company expects to complete its assessment during the fourth quarter of 2017 and will adopt the new accounting standards effective January 1, 2018.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

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

Customer Concentration

During the three and nine months ended September 30, 2017 and 2016, the following customers comprised more than 10% of revenues (unaudited):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Customer 1	18%	0%	8%	0%
Customer 2	18%	0%	6%	4%
Customer 3	18%	0%	6%	0%
Customer 4	10%	0%	3%	0%
Customer 5	9%	0%	11%	0%
Customer 6	0%	21%	0%	8%
Customer 7	0%	12%	3%	3%
Customer 8	0%	11%	0%	16%
Customer 9	0%	0%	0%	10%

As of September 30, 2017 and December 31, 2016, the following customers comprised more than 10% of accounts receivable:

	September 30,	December 31,
	2017	2016
	(unaudited)
Customer 1	24%	0%
Customer 2	22%	0%
Customer 3	20%	0%
Customer 4	19%	0%
Customer 5	14%	34%
Customer 6	0%	34%
Customer 7	0%	28%

Geographic Concentration

During the three and nine months ended September 30, 2017 and 2016, regional revenue, based on customer locations which comprised more than 10% of revenues, consisted of the following (unaudited):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

United States	72%	47%	59%	47%
Italy	9%	11%	11%	21%
Germany	5%	35%	3%	15%

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

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2017 (unaudited) and December 31, 2016 include assets amounting to $2.0 million and $1.7 million, respectively, relating to operations of the Company’s subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities. The following table presents money market funds at their level within the fair value hierarchy at September 30, 2017 and December 31, 2016 (in thousands):

	Total	Level 1	Level 2		Level 3

September 30, 2017 (unaudited):
Money market funds	$12,705	$12,705	$		$—

December 31, 2016:
Money market funds	$10,336	$10,336		$—	$—

5.   Selected Balance Sheet Detail

Accounts receivable, net

Accounts receivable consisted of the following at (in thousands):

	September 30,	December 31,
	2017	2016
	(Unaudited)
Accounts receivable	$757	$487
Allowance for doubtful accounts	(89)	(213)

Accounts receivable, net	$668	$274

Inventories, net

Inventories consisted of the following at (in thousands):

	September 30,	December 31,
	2017	2016
	(Unaudited)
Raw materials	$390	$477
Work in process	3,378	5,032
Finished goods	3,123	3,284

	6,891	8,793

Allowance for excess and obsolescence	(3,646)	(5,377)
Inventories, net	$3,245	$3,416

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at (in thousands):

	September 30,	December 31,
	2017	2016
	(Unaudited)
Laboratory equipment	$2,398	$2,300
Computer hardware and software	1,297	1,220
Leasehold improvements	299	288
Furniture, fixtures and equipment	46	45

	4,040	3,853

Accumulated depreciation and amortization	(2,713)	(2,364)
Property and equipment, net	$1,327	$1,489

6.   Equity Securities

Common Stock Issuable

Non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of September 30, 2017, the Company accrued $86,000 for these services, which equates to 75,000 shares. These shares have not yet been issued and are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

Potentially Dilutive Common Stock Equivalents

At September 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculations of earnings per share and weighted average shares outstanding, as their effect would have been anti-dilutive (in thousands), as follows (unaudited):

	September 30,	September 30,
	2017	2016

Long Term Investor Rights	—	342
Underwriter’s warrants	802	802
Warrants associated with convertible debt	676	1,038
Warrants associated with March 2017 Rights Offering	13,652	—
Common stock options	5,530	3,669
Restricted stock units	95	142
Employee stock purchase plan	220	109

Total	20,975	6,102

7. Warrants

A summary of warrant activity for the nine months ended September 30, 2017 is presented below (in thousands, except per share and contractual life data) (unaudited).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2016	1,840	$7.72	1.80
Issued	13,652	$1.47
Exercised	—
Forfeited or expired	(362)	$5.00

Warrants outstanding at September 30, 2017	15,130	$2.15	4.15

Warrants exercisable at September 30, 2017	15,130	$2.15	4.15

The intrinsic value of warrants outstanding at September 30, 2017 was $0.

8. Stock-Based Compensation

Effective June 1, 2011, the Company adopted the 2011 Equity Incentive Plan (the “2011 Plan”), which replaced previous equity plans. On June 6, 2017, the shareholders approved amendments to the 2011 Plan increasing the maximum number of shares of common stock that may be issued from 7,500,000 to 9,500,000, which is offset and reduced by options previously granted under previous plans. The option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over either four or five years and expire ten years from the grant date. In the event of a change of control, as defined in the 2011 Plan, vesting is accelerated.

A summary of stock option activity for the nine months ended September 30, 2017 is presented below (in thousands, except per share and contractual life data) (unaudited).

	Number	Weighted Average	Weighted Average Remaining Contractual
	of Shares	Exercise Price	Life (in Years)
Options outstanding at December 31, 2016	3,667	$7.23	6.27
Granted	2,504	$1.85
Exercised	—	—
Forfeited or expired	(641)	$5.58

Options outstanding at September 30, 2017	5,530	$4.98	7.56

Options exercisable at September 30, 2017	2,090	$7.15	5.36

The estimated aggregate intrinsic value of stock options exercisable at September 30, 2017 was $0. As of September 30, 2017, there was $5.7 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.91 years.

During the nine months ended September 30, 2017, the Company granted stock options to purchase 2,464,150 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.13 to $1.97 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,222,000 ($0.55 to $0.96 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.0%, a risk-free interest rate of 1.92% to 2.14%, and an expected dividend rate of 0%.

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

The Company adopted an employee stock purchase plan (“ESPP”) starting in June 2015 for all eligible employees. On June 6, 2017, the shareholders approved an amendment to the ESPP increasing the maximum number of shares of common stock that may be issued from 250,000 to 750,000. Under the ESPP, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At September 30, 2017, 435,139 shares had been purchased under the ESPP.

The following table summarizes Restricted Stock Unit (RSU) activity (unaudited) for the nine months ended September 30, 2017 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2016	131	$12.43
Awarded	—	—
Vested	(36)	12.43
Forfeited/canceled	—	—
Outstanding as of September 30, 2017	95	$12.43

As of September 30, 2017, there was $1.1 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 1.88 years.

Stock-based compensation expense recognized for stock-based awards granted under the 2011 Plan and the ESPP in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands) (unaudited):

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cost of sales	$36	$80	$184	$245
Research and development	71	77	203	238
Clinical and regulatory	42	43	135	136
Selling and marketing	116	74	321	59
General and administrative	641	624	1,978	1,903
Total	$906	$898	$2,821	$2,581

9.   Litigation, Claims and Assessments

Twenty-one oppositions have been filed by a third-party in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company does not believe that a successful challenge will have a material effect on the Company’s ability to manufacture and sell its products, or otherwise have a material effect on the Company’s operations.

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

Our current product, the Argus® II System, treats outer retinal degenerations, such as retinitis pigmentosa, which we refer to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By providing a useful form of artificial vision in patients who otherwise have total sight loss, the Argus II System can provide benefits which include:

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

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and product revenue generated by the sale of our Argus II System. During the years ended December 31, 2016 and 2015 and the nine months ended September 30, 2017, we funded our business primarily through:

●	Revenue of $4.9 million in the first nine months of 2017, and $4.0 million and $8.9 million in fiscal years 2016 and 2015, respectively, generated by sales of our Argus II System,

●	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million after offering expenses,

●	Issuance of common stock and warrants in our Rights Offering in March 2017, which generated net proceeds of $19.7 million after offering expenses.

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

In March 2017, the Company successfully completed a Rights Offering to existing stockholders, raising proceeds of $19.7 million net of cash offering costs, selling 13.7 million Units at $1.47 per Unit, which was the Company’s per share stock price at the close of the Rights Offering. Each Unit consisted of one share of common stock and one warrant, with a five-year life, to buy an additional share of common stock at $1.47 per share. The Company believes that it has sufficient funds to last through the first quarter of 2018. To continue business operations beyond that point, the Company will need to raise additional debt and/or equity capital. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all so as to be able to continue its business at current levels past the end of the first quarter of fiscal 2018. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

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

●	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. Positive coverage decisions for the Argus II are effective in seven of 12 MAC jurisdictions (comprising 28 states). Effective January 1, 2017, the Centers for Medicare and Medicaid Services (CMS) established a 2017 payment rate of $150,000 for both the procedure and the Argus II Retinal Prosthesis System. On November 1, 2017, CMS posted a final 2018 payment rate of $122,500 for both the procedure and the Argus II Retinal Prosthesis System.

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

Within Europe, we have obtained reimbursement approval or funding in Germany, France, and one region of Italy. In France, the Company was selected to receive the first “Forfait Innovation” (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, the Company is conducting a post-market study in France which has enrolled a total of 18 subjects and will follow them for two years. The French program will fund implantation of up to 18 additional patients that will not be part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

In December 2016, NHS England announced it would cover 10 Argus implantations as part of a CtE program. The CtE program is especially designed for treatments that show significant promise for the future, while new clinical and patient experience data are collected within a formal evaluation program. This program is similar to the Forfait Innovation program in France. NHS England is known to be under significant financial pressure and also highly selective in adopting innovative technologies – which must demonstrate sufficient value for the cost expended. We expect first implants to occur sometime in 2018.

We are also seeking reimbursement approval in other countries including Belgium and Turkey and we are also seeking reimbursement approval in additional regions of Italy.

To date, our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the United States, our efforts are currently focused on media advertisements dedicated to RP patients and their families. These advertisements are placed in geographic areas where we have Centers of Excellence committed to Argus II.

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

The Company believes an opportunity exists to expand the use of its Argus II technology to better sighted individuals with RP who are currently not being treated. To achieve this market expansion, the Company is undertaking multiple clinical data collection efforts and product development efforts to improve the technology’s performance, including:

●	Clinical trials with better-sighted individuals;
●	Development of retinal stimulation programs that we believe can achieve improved resolution by adjusting electronic retinal stimulation methods;
●	Redesigns of the externals (glasses, camera, and video processing unit) that will possess processing power many times greater than the current Argus II system, which will enable enhanced image processing support for the commercial implementation of the new retina stimulation protocols, possibly by 2018.

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

Our objective in designing and developing the Orion I visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. In October 2017, we received final IDE approval from the FDA to begin a human feasibility study of the Orion I visual prosthesis system. This study will confirm initial findings in our human pilot study we announced in the fourth quarter of 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. We expect to implant and activate our Orion I visual prosthesis system in human subjects in late 2017. This study will provide the first human data of a fully functional wireless visual cortical stimulator system including an external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2018.

We began a five-subject pilot study in the United Kingdom in June 2015, to determine the utility of the Argus II System for use in persons suffering from dry AMD. In the second quarter of 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We plan to continue testing these subjects and will submit a revised clinical protocol in 2017. Our approaches to improving the effective resolution in RP patients may work in AMD patients, which could help us demonstrate objective benefit over their residual vision. The revised protocol will request approval to test new retinal stimulation programs with the existing subjects with the belief they may benefit. If this clinical testing is successful, we plan to enroll additional patients in our pursuit of a solution for this large patient population.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017.

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

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess inventory, and other costs required to make our Argus II System at our Sylmar, California facility. In the second quarter of 2016, due to lower implant rates and revenue, we decreased production output and increased our reserve for slow-moving inventory. As a result of the lower production levels, we have been incurring expenses for unabsorbed overhead charges. Beginning in the first quarter of 2017, based on our rolling 12-month sales forecasts, we have been reducing our reserve for slow moving inventory, which has the effect of offsetting the cost of goods shipped for revenue in the period. We expect to work through our slow-moving inventory and resume normal production when and if sales orders increase. Our ability to generate a gross profit in future periods will depend on our ability to (i) generate higher revenues and (ii) to produce our product in sufficient quantities that will allow us to absorb all production costs in a given period by spreading our costs over a larger production base, which will lower our cost per unit.

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

●	Research and development expenses consist primarily of employee compensation, materials, and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, such as the Orion I visual cortical prosthesis. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

●	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II System, seek to expand the indications for the Argus II System, such as AMD, and prepare to initiate clinical studies of potential future products such as the Orion I visual cortical prosthesis.

●	Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase as we hire additional sales personnel, initiate additional marketing programs, develop relationships with new distributors, and expand the number of medical centers that buy and implant our Argus II System and any future products.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended September 30, 2017 and 2016

Worldwide commercial implant volume for the three and nine months ended September 30, 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Europe and the Middle East	4	10	16	25
Asia	1	—	5	—
Canada	0	—	5	1
United States	7	4	19	9
Total	12	14	45	35

Net Sales. Net sales increased by $430,000, or 36%, from $1,180,000 in the third quarter of 2016 to $1,610,000 in the third quarter of 2017, which was the result of fewer implants offset by a higher amount of revenue per implant in the current year quarter.

In the third quarter implant volume outside of North America declined from 10 implants in 2016 to five implants in 2017 due, in part, to summer seasonality typical of the European market. In the U.S., we had seven implants in the third quarter of 2017 compared to four in the third quarter of 2016, as our Centers of Excellence strategy continued to gain traction. Based on implant activity through October, and the number of implants scheduled for the remainder of the quarter, we expect to see growth in implants in the fourth quarter of 2017 relative to the third quarter.

Revenue recognized per implant was $134,000 in the third quarter of 2017 compared to $84,000 in the third quarter of 2016. The higher revenue per implant is due mainly to (i) a higher mix of implants in the U.S. and Asia where the prices tend to be higher, (ii) the higher U.S. Medicare reimbursement level in 2017 compared to 2016, and (iii) higher deferred revenue recognized in the third quarter of 2017 compared to same period of 2016. We expect our average revenue per implant for the remainder of 2017 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants. In 2018, with the lower CMS rate discussed above, we expect that our average revenue per implant will be in the range of $90,000 to $105,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales decreased by approximately $1,614,000, or 62%, from $2,615,000 in the third quarter 2016 to $1,001,000 in the third quarter of 2017.  Cost of sales in the third quarter of 2017 included a charge of $498,000 for unabsorbed production costs and a credit of $275,000 for the partial reversal of a reserve for slow moving inventory. Cost of sales in the third quarter of 2016 included a charge of $665,000 for unabsorbed production costs and approximately $1,044,000 to increase the reserve for slow moving inventory. Excluding these costs, cost of goods sold decreased by approximately $128,000, or 14%, from $906,000 in the third quarter of 2016 to $778,000 in the third quarter of 2017. The decrease in costs of goods sold, excluding the impact of unabsorbed production costs and inventory reserves, is consistent with the 14% decrease in implants from 14 in the third quarter of 2016 to 12 in the third quarter of 2017. For the next few quarters we expect that we will continue to keep our production levels low which will result in the generation of significant unabsorbed production costs.  We also expect that we will continue to reverse our reserve for excess inventory, as we sell our existing supply of Argus II systems, which will offset the cost of products that we ship.

Research and development expense. Research and development expense increased by $238,000, or 15%, to $1,826,000 in the third quarter of 2017 as compared to $1,588,000 in the third quarter of 2016. These expense amounts include $107,000 of offsetting grant revenue in the third quarter of 2017 and $713,000 of offsetting grant revenue in the third quarter of 2016. Excluding the impact of grant revenues, research and development expense decreased by $368,000, or 16%, from $2,301,000 in the third quarter of 2016 to $1,933,000 in the third quarter of 2017. This decrease from the prior year is primarily attributable to $63,000 of higher people-related costs, including compensation, benefits and travel, offset in part by $387,000 of lower costs for supplies and product prototypes. While we expect research and development expense to remain fairly constant for the remainder of the year, we expect that research and development costs will increase in future periods as we continue to enhance our current products and develop new products.

Clinical and regulatory expense. Clinical and regulatory expense increased $20,000, or 3%, from $609,000 in the third quarter of 2016 to $629,000 in the third quarter of 2017. We expect clinical and regulatory costs to increase in the future as (i) we increase our implant run rate and enroll more patients in post-market clinical studies for regulatory authorities, and (ii) we conduct new clinical trials to assess new products such as the Orion I, test further enhancements to our existing product, and begin new trials for better sighted patients.

Selling and marketing expense. Selling and marketing expense increased $113,000, or 5%, from $2,262,000 in the third quarter of 2016 to $2,375,000 in the third quarter of 2017. This increase in costs was primarily the result of $326,000 more in people related costs, including salaries, benefits, stock based compensation, travel and commissions partially offset by $248,000 in lower costs for consultants related to items such as customer outreach programs and marketing strategies in the U.S. and foreign markets. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense decreased $77,000, or 3%, from $2,605,000 in the third quarter of 2016 to $2,528,000 in the third quarter of 2017. This decrease is primarily attributable to decreases in patent costs, business insurance and bad debt expense offset, partially, by increases in people costs and outside legal expense. While we expect these costs to increase in the future, we expect general and administrative expense to decrease over time when expressed as a percentage of product revenue.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Net Sales. Our net sales increased from $3,270,000 in the first nine months of 2016 to $4,855,000 in the first nine months of 2017, an increase of $1,585,000, or 48%. This increase in net sales was due to an increase in the number of implants to 45 in the first nine months of 2017 compared to 35 in the first nine months of 2016 coupled with a higher average revenue per implant.

In the first nine months of 2017 implant volume in the North American market increased from 10 to 24 units. This increase was driven mainly by the U.S. where we had 19 implants in the first nine months of 2017 compared to nine implants in the first nine months of 2016, as our Centers of Excellence strategy continued to gain momentum. In Europe, the Middle East and Asia, we saw implant volume decrease slightly from 25 units in first nine months of 2016 to 21 units in the first nine months of 2017.

In the first nine months of 2017, revenue recognized per implant of $108,000 was compared to $93,000 in first nine months of 2016. The higher revenue per implant is due mainly to (i) a higher mix of implants in the North America and Asia where the prices tend to be higher, and the (ii) the higher U.S. Medicare reimbursement level in 2017 compared to 2016. We expect our average revenue per implant for the remainder of 2017 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants. In 2018, with the lower CMS rate discussed above, we expect that our average revenue per implant will be in the range of $90,000 to $105,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales decreased by approximately $3,513,000, or 52%, from $6,768,000 in the first nine months of 2016 to $3,255,000 in the first nine months of 2017.  Cost of sales in the first nine months of 2017 included charges of $2,027,000 for unabsorbed production costs and a benefit of approximately $1.7 million for the partial reversal of a reserve for slow moving inventory. Cost of sales in the first nine months of 2016 included charges of $2,099,000 for unabsorbed production costs and approximately $2.6 million to increase the reserve for slow moving inventory. Excluding these costs, cost of goods sold increased by approximately $901,000 or 44%, from $2,058,000 in the first nine months of 2016 to $2,959,000 in the first nine months of 2017. This increase in costs of goods sold, excluding the impact of unabsorbed production costs and inventory reserves, compares to the 29% increase in implants from 35 in the first nine months of 2016 to 45 in the first nine months of 2017. For the next few quarters we expect that we will continue to keep our production levels low which will result in the generation of significant unabsorbed production costs.  We also expect that we will continue to reverse our reserve for excess inventory, as we sell our existing supply of Argus II systems, which will offset the cost of products that we ship.

Research and development expense. Research and development expense, net of grant revenue, increased by $2,356,000, or 72%, from $3,266,000 in the first nine months of 2016 to $5,622,000 in the first nine months of 2017. In the first nine months of 2017, we utilized $235,000 of grant funds to offset costs versus $1,985,000 of grant funds utilized in the first nine months of 2016. Excluding this grant revenue offset, there was an increase in research and development expense of $606,000, or 12%, from $5,251,000 in the first nine months of 2016 to $5,857,000 in the first nine months of 2017. This increase is primarily the result of increased expenditures of $582,000 for compensation costs and $339,000 for outside services, including consultants, partially offset by $389,000 of lower costs for supplies and product prototypes. We expect to see research and development costs remain at the 2017, or higher, levels as we continue to invest in improvements to our Argus II product and development of our new Orion cortical implant.

Clinical and regulatory expense. Clinical and regulatory expense decreased by $28,000, or 1%, from $1,955,000 in the first nine months of 2016 to $1,927,000 in the nine months of 2017. We expect clinical and regulatory costs to increase in upcoming quarters as we (i) conduct clinical trials to assess new products such as the Orion cortical implant, (ii) test enhancements to our existing products, (iii) continue to assess the safety and efficacy of our current product for treating blindness due to age related macular degeneration, and (iv) conduct clinical trials to determine whether better-sighted patients would benefit from our current product.

Selling and marketing expense. Selling and marketing expense increased by $584,000, or 9%, from $6,473,000 in the first nine months of 2016 to $7,057,000 in the first nine months of 2017. This increase was primarily due to $823,000 in higher people related costs in 2017 as compared to 2016, including higher salaries, stock based compensation, travel and commissions, offset in part by $250,000 less spent out outside services for items such as customer outreach and reimbursement consultants. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased by $535,000, or 7%, from $7,635,000 in the first nine months of 2016 to $8,170,000 in the first nine months of 2017. This increase is primarily attributable to $488,000 of higher personnel costs in 2017 and $478,000 more for outside services, including legal and consulting costs, partially offset by a $317,000 decrease in bad debt expense.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis of our being a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2016 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above). In March 2017, the Company successfully completed a Rights Offering to existing shareholders, raising proceeds of $19.7 million net of cash offering costs, and selling 13.7 million Units at $1.47 per Unit. Each Unit consisted of a share of common stock and a five-year warrant with an exercise price of $1.47. Based upon this funding, management believes it has sufficient funds to through the first quarter of 2018. In order to continue business operations past that point, we will need to raise additional debt and/or equity capital. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy our ongoing cash requirements, then we would be required to scale back or discontinue our technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require us to relinquish rights to our products, or to discontinue our operations entirely.

Cash and money market funds increased by $2.4 million, or 22%, from $10.9 million at December 31, 2016 to $13.3 million at September 30, 2017. Working capital was $11.6 million at September 30, 2017, as compared to $9.6 million at December 31, 2016, an increase of $2.0 million, or 21%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first nine months of 2017, we used $17.2 million of cash in operating activities, consisting primarily of a net loss of $21.1 million, offset by non-cash charges of $1.5 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt recovery and common stock issuable and increased by a net change in operating assets and liabilities of $2.4 million. During the first nine months of 2016, we used $18.1 million of cash in operating activities, consisting primarily of a net loss of $22.8 million, offset by non-cash charges of $5.9 million for depreciation and amortization of property and equipment, stock-based compensation, bad debt expense, excess inventory reserves and common stock issuable, and decreased by a net change in operating assets and liabilities of $1.2 million.

Cash Flows from Investing Activities

During the first nine months of 2017, investing activities used $2.5 million of cash, reflecting $2.3 million used by the purchase of money market investments and $0.2 million used for the purchase of equipment. This compares to the first nine months of 2016 when investing activities used $2.2 million, reflecting $1.8 million used by the purchase of money market investments and $0.4 million used for the purchase of equipment.

Cash Flows from Financing Activities

During the first nine months of 2017, finance activities provided $19.9 million of cash, of which $19.7 million was from the Rights Offering and $0.2 million was from employee stock plan purchases. Financing activities provided $20.3 million of cash in first nine months of 2016, of which $19.5 million was provided by a Rights Offering and $0.8 million from the exercise of stock options and employee stock plan purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2017, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the nine months ended September 30, 2017, approximately 69% of our revenue was denominated in U.S. dollars, 27% in Euros, and 4% in Canadian dollars. In the same time period the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.

Remediation Plan

As of September 30, 2017, there were control deficiencies which constituted material weaknesses in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting. Specifically:

●	Control over Financial Reporting. The Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed its testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiency that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. We will continue to work on completing the documentation and testing of our internal controls.

●	Updating of Standard Costs. It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated. During 2016, due to (i) the limited levels of production during the year, and (ii) the fact the Company had established reserves against approximately 61% of the cost of year-end inventory, which reserved for the cost of nearly all of the goods manufactured in 2016, the Company did not update its standard costs during fiscal 2016. The Company is currently reviewing it standard costs and expects to adjust its current standard costs before the end of 2017. The impact to the financial statements, taken as a whole, that would result from such an adjustment is expected to be immaterial.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting. Through the actions in the remediation plan reported in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, we believe that we are addressing the deficiencies that affected our internal control over financial reporting for the year and period then ended however we have not completed all of the corrective processes and procedures as contemplated herein for the identified material weaknesses. Until the remediation plan is fully implemented and operating for a sufficient period of time, we will not be able to conclude that the material weaknesses have been remediated. We will continue to monitor and assess our remediation activities to address the material weaknesses discussed above through remediation as soon as practicable and to provide reasonable assurance that they will prevent or detect material error in the financial statements.

Changes in Internal Control over Financial Reporting

Other than changes that have been enacted pursuant to our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Twenty-one oppositions have been filed by a third-party in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing some of its patented technology in Europe. Management of the Company believes that a successful challenge or challenges will not have a material effect on the Company’s ability to manufacture and sell its products, or otherwise have a material effect on the Company’s operations.

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

On June 20, 2017, Thomas B. Miller, Chief Financial Officer of the Company, notified the Company that he was submitting his resignation as Chief Financial Officer to pursue other opportunities. Mr. Miller agreed to remain in his current role during a transition period. Mr. Miller’s departure did not result from a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation of the Registrant. (1)
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect. (1)
31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instant Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

*	Included herein.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	November 3, 2017
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	November 3, 2017
Thomas B. Miller	(Principal Financial and Accounting Officer)

