Form 10-K
period 2017-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2018-03-20
CIK 1266806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2017, computed by reference to the closing sales price on the Nasdaq Capital Market on that date, was approximately $40.6 million.

As of March 13, 2018, the number of shares of the Registrant’s common stock outstanding was 59,858,842.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

1

SECOND SIGHT MEDICAL PRODUCTS INC.

FORM 10-K

PART I

Item 1. Business

Our Company

Overview

Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that are intended to create an artificial form of useful vision for blind individuals. Our principal offices are located in Sylmar, California, approximately 25 miles northwest of downtown Los Angeles. We also have an office in Lausanne, Switzerland, that manages our commercial and clinical operations in Europe, the Middle East and Asia.

Our current product, the Argus® II System, treats outer retinal degenerations, such as retinitis pigmentosa, often referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States. The disease causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By creating an artificial form of useful vision in patients who otherwise have no usable sight, the Argus II System can provide benefits which include:

●	restoring independence through a renewed ability to navigate independently in unfamiliar environments,

●	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk

●	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away,

●	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching the moving streams of lights from fireworks,

●	enabling some patients to re-enter the workforce through multiple vocations that become possible because of Argus II, and

●	improving patients’ well-being and ability to perform activities of daily living.

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and there is no clear evidence that it can slow or reverse the progression of the disease. The majority of patients receive a significant benefit from the Argus II, however results can vary and some patients report receiving little or no benefit.

Our major corporate, clinical and regulatory milestones include:

●	In 1998, Second Sight was founded.

●	In 2002, we commenced clinical trials in the US for our prototype product, the Argus I retinal prosthesis.

●	In 2007, we commenced clinical trials in the US for the Argus II System, which later became our first commercial product.

●	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.

●	In 2013, we received marketing approval in the United States (FDA) for the Argus II System.

●	In 2014, we launched the Argus II in the US, completed our initial public offering (“IPO”), and began trading on Nasdaq under the symbol “EYES.”

●	In November 2017, the FDA granted Expedited Access Pathway Designation for the Orion™ Cortical Visual Prosthesis System (Orion).

●	In the first quarter of 2018, the first-in-human Orion was successfully implanted, activated and tested at UCLA.

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. With the exception of Taiwan, Russia and Singapore, we have full regulatory approval to sell in these regions. In Taiwan, Russia and Singapore we have limited regulatory approval but we are working to obtain full regulatory approval in these countries. We sell primarily through our direct field support teams, but utilize and support distributors in certain countries.

Currently, after more than 18 years of research and development, more than $200 million of investment and over $34 million of grants awarded in support of our technology development, we employ over 110 people in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products.

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

We believe the Argus II System (including its implantable components) possesses several unique technological advancements compared to other neurostimulation devices including a hermetic package with the smallest size and largest number of individually programmable electrodes, and a patented electrode material that allows high charge densities and small electrode size. Several other engineering challenges, including device reliability, extended lifetime, and a safe and effective bio-interface, were overcome during the development of the product and these solutions have been protected both by patents and by trade secrets. As of December 31, 2017, we have over 400 issued patents and approximately 80 pending patent applications worldwide. Additionally, from a competitive standpoint, the Argus II System possesses attractive technical and other features that include:

●	a unique patented design that allows for a demonstrated lifetime and benefit of over 10.7 years,

●	surgical implantation that can be performed in three to four hours using standard vitreoretinal techniques,

●	a relatively large field of view (20 degrees),

●	implanted patients can undergo MRI procedures, and

●	individually programmable electrodes on the prosthesis which can permit further optimization of the device after implantation.

We have demonstrated the ability to design products with long-term reliability. The Argus I retinal prosthesis, a proof of concept device that was a predecessor to the Argus II, was implanted in six patients in the United States. Argus I patients were implanted an average of almost six years, with one patient having used the device for over 10 years. The Argus II System has been implanted in over 300 patients. The average implant duration for these patients is nearly three years with several users continuing to use the system 10 years following implantation.

By further developing our visual cortical prosthesis, the Orion visual prosthesis system, we believe we can further expand our market to include nearly all profoundly blind individuals. The only notable exceptions for potential use of the Orion are those who are blind due to otherwise currently treatable diseases (ex. RP or cataracts) or due to direct damage of the visual cortex, which is rare. However, of the estimated 39 million blind people worldwide, there are approximately 5.8 million people who are legally blind due to causes that are not otherwise treatable (including RP) or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion based on our clinical trial and the associated results.

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. In January 2018, the first human patient was implanted with an Orion in a feasibility study at the Ronald Reagan UCLA Medical Center (UCLA). In February 2018, this first Orion implant was successfully activated and the patient was able to perceive phosphenes on 56 of 60 electrodes. More recently, the patient has perceived phosphenes when stimulating all 60 electrodes. In the next few months, we plan to expand this feasibility study by implanting four more patients, at UCLA and/or at Baylor College of Medicine (Baylor) in Houston. After preliminary functionality testing is completed, we plan to introduce eyewear with a video camera to the system to produce the first in human test of a fully functional wireless visual cortical stimulator system intended to provide a useful level of vision. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2019.

In November 2017, the FDA granted Expedited Access Pathway designation for the Orion. This designation is given to a few select medical devices in order to provide more effective treatment of life-threatening or irreversibly debilitating diseases or conditions. This program is intended to help patients have more timely access to these medical devices by expediting their development, assessment, and review. The FDA has also released a draft guidance document for a Breakthrough Devices Program, which, when finalized, will supersede the Expedited Access Pathway. The FDA has indicated that all devices which have Expedited Access Pathway designation will gain Breakthrough Device designation when the guidance document is finalized. With this designation, we believe the Orion will have the following advantages during the FDA review process:

●	Greater interactive review both for the Investigational Device Exemption and Premarket Approval application;
●	Greater reliance on post-market vs. pre-market data collection and greater acceptance of uncertainty in the benefit-risk profile at the time of approval;
●	Priority review (i.e., review of the submission is placed at the top of the review queue and receives additional review resources); and,
●	Senior FDA management involvement and assignment of a cross-disciplinary case manager.

It is our belief that inclusion in the Expedited Access Pathway designation and, in the future, the Breakthrough Devices Program may shorten the timeline required to bring the Orion to market as a commercial product.

Our Markets

Retinitis Pigmentosa (RP)

RP is a group of inherited disorders that affect the retina. The retina is a layer of nerve cells at the back of the eye. RP is a disease that gradually robs relatively young people of their vision over time. Onset of RP is often noted in the teen years or early twenties, typically as night blindness. This is followed by a period of peripheral vision loss, until the patient is left with a tunnel of vision and then no remaining sight. Although there are various genetic causes (over 100) and thus variability in the disease progression, many people with advanced RP have lost all functional vision by their 40s or 50s. The Argus II System works by bypassing rods and cones which are largely defunct in these patients, and sends electrical signals directly to the retina’s remaining healthy cells.

Although there are reported trials for other treatments underway, to our knowledge the Argus II System remains the only approved therapeutic option for end-stage RP in the US, and to our knowledge it is the only treatment option generally available to commercial patients anywhere in the world.

Worldwide, an estimated 1.5 million people suffer from RP1, which includes about 100,000 in the US2.  Pan-European data is not readily available, but we believe it is reasonable to estimate that the average prevalence throughout Europe is similar to the average prevalence within the US, and so the ratio of populations could be used to estimate the number of Europeans affected as 167,000 in the 28 EU countries3,4.  Approximately 25% of people with RP in the US have vision that is 20/200 or worse (legally blind)5. Since the bare light perception or worse vision criterion (in both eyes) for the US indication is worse than 20/200, we estimate the subset of patients that can be treated by the Argus II System is less than 25,000 in the US. Reliable market data estimating the actual number of patients with bare light perception or worse vision is unavailable. We believe the majority of patients with vision 20/200 or worse have vision that is better than bare light perception and thus, are not currently candidates for Argus II. In Europe, the indicated vision loss for Argus II patients is severe to profound which, while better than bare light perception, remains somewhat worse than 20/200. An estimated 42,000 patients in Europe with RP have vision worse than 20/200 and we estimate the subset of RP patients that can be treated in Europe to be somewhat smaller than this number. As in the US, reliable market data estimating the actual number of patients with severe to profound vision loss or worse is unavailable. We believe that the majority of patients with vision 20/200 or worse in Europe have vision that is too good to be considered a candidate for Argus II with current clinical indications and physician practice. Worldwide, we estimate that 375,000 people are legally blind due to RP, and that a portion of these would be candidates for the Argus II System.

As we improve the quality of vision that the Argus II can produce, we expect to be able to treat a higher percentage of the legally blind population by treating better sighted patients that still suffer from no real usable vision.

Age Related Macular Degeneration (AMD)

AMD is a relatively common eye condition and the leading cause of vision loss among people aged 65 and older6. The macula is a small spot near the center of the retina and its damage results in loss of central vision. AMD can start as a blurred area near the center of vision and over time it can grow larger until loss of central vision occurs. Central vision is extremely important for everyday tasks such as reading, writing, and face recognition.

There are three stages of AMD defined in part by the size of drusen (yellow deposits) under the retina. Early and intermediate stage AMD has few symptoms or vision loss. These earlier stages of the disease are usually left untreated or dealt with using diet supplementation. People with advanced AMD have vision loss from damage to the macula. There are two types of late stage AMD:

●	Dry AMD: There is a breakdown of light sensitive cells in the macula that send visual information to the brain, and the supporting tissue beneath the macula. This damage causes vision loss.

●	Wet AMD: Blood vessels grow underneath the retina. These vessels might leak blood which may lead to swelling and damage of the macula. This damage may be severe and can progress quickly.

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

4 Haim M. Epidemiology of Retinitis Pigmentosa in Denmark. Acta Ophthalmol Scand Suppl 2002; 1-34.

5 Grover et al., ‘Visual Acuity Impairment in Patients with Retinitis Pigmentosa at Age 45 Years or Older’, Ophthalmology. 1999 Sept; 106(9):1780-5.

6 The Eye Diseases Prevalence Research Group, 2004a; CDC, 2009.

Worldwide, between 20 and 25 million people are estimated to suffer from vision loss due to AMD7, and of these about two million have vision that is considered legally blind, or worse8.  In the US, just over two million people experience vision loss due to AMD according to a 2010 study by the National Eye Institute. Of the 1.3 million legally blind Americans9, we estimate that 42.5% (or 552,500) are due to AMD10.  Applying this percent of legally blind due to AMD (42.5%) to the total number of legally blind people in Europe (2.55 million)11, we estimate the population of legally blind individuals from AMD to be about 1.08 million individuals in Europe. We believe the Argus II System may be able to help a subset of these legally blind AMD patients who have severe to profound vision loss. To date, though clinical testing has produced subjective improvements, we have not yet demonstrated objective benefits and no assurance can be given that we will be able to do so. The challenge in demonstrating objective benefits in these patients is that they maintain residual peripheral vision. Thus, we must demonstrate that the quality of the vision we produce is better than their residual vision, which is much more challenging than demonstrating benefit for the RP patients we are currently treating, who have completely lost all vision.

Other diseases resulting in blindness that may be treated by Orion

Many diseases outside of RP and AMD can also cause blindness. Many of the largest causes of visual impairment (i.e. refractive error and cataracts) are avoidable or curable, and their prolonged or untreated impact on vision is largely observed in developing nations and are not part of our target market. Some other causes of blindness, such as brain trauma to the visual cortex, may also not be suitable for treatment by a cortical stimulator. However, the remaining causes of severe vision loss which include glaucoma, diabetic retinopathy, eye trauma, retinopathy of prematurity and many others can result in severe visual impairment that could potentially be treatable by an Orion visual prosthesis system.

According to the World Health Organization (WHO)12, 285 million people suffer from vision loss worldwide. Of these, 39 million people are considered legally blind. The WHO further estimates that 80% of legal blindness is avoidable, leaving 7.8 million legally blind individuals, including those blind due to AMD and RP, or 5.8 million excluding AMD and RP. In the US, 1.3 million people are legally blind13, of whom we estimate 44%, or 575,900, are legally blind due to causes other than preventable/treatable conditions, RP or AMD14. Applying the same logic, we estimate 1.13 million individuals are legally blind in Europe due to causes other than currently treatable conditions (including RP) or AMD. We believe that, if approved by the FDA, the Orion will initially treat a subset of these legally blind individuals, likely starting with the ones who are completely blind. If this is the case, we anticipate that if we are further able to collect additional clinical data demonstrating the efficacy of the Orion for patients with better vision, we will be able to expand the approved indications and addressable market of the Orion to include a larger subset of these 5.8 million individuals for whom no effective treatment currently exists.

Our Strategy

Second Sight’s strategy can be summarized as follows:

●	Establish exclusive regional Centers of Excellence (COE), expand reimbursement coverage to cover all levels of care for all eligible patients, and establish highly effective post-surgical vision rehabilitation environment where our artificial sighted patients can thrive,

●	Leverage proven Argus technology to restore useful vision with the Orion cortical stimulator and expand addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease, and other untreatable causes.

7 Choptar, A., Chakravarthy, U., and Verma, D. ‘Age Related Macular Degeneration’. BJM 2003;326:485.

8 Global Data on Visual Impairments 2010, World Health Organization.

9 National Eye Institute (http://www.nei.nih.gov/eyedata/blind.asp).

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

11 Global Data on Visual Impairments 2010, World Health Organization.

12 WHO Fact Sheet number 282, updated October 2013.

13 National Eye Institute (http://www.nei.nih.gov/eyedata/blind.asp).

14 Congdon N, O’Colmain B, Klaver CC, et al. Causes and prevalence of visual impairment among adults in the United States. Arch Ophthalmol. Apr 2004;122(4):477-485. This percent amount was derived from the rates of different causes of blindness by different races and racial demographic data from 2010 US Census data.

●	Improve Argus II performance and significantly expand use in the RP population by treating better-vision patients.

Establish Centers of Excellence (COE) and expand reimbursement coverage to reach a larger percentage of eligible patients

We launched the Argus II System in Italy and Germany at the end of 2011; in Saudi Arabia, France, the Netherlands and England in 2013; in Switzerland, Spain, the US and Canada in 2014; and Austria and Turkey in 2015, Taiwan, South Korea and Russia in 2017 and Singapore in 2018. We are employing a refined Centers of Excellence sales strategy, deploying the Argus II at prominent, reputable eye centers which are equipped to handle all aspects of an Argus II program including patient recruitment, surgery, fitting and vision rehabilitation. We believe this strategy represents an efficient use of our capital after giving consideration to the following factors:

●	Size of the RP patient population that is currently treatable by Argus II,
●	Complexity of the technology, surgery, post-surgery programming and rehabilitation, and
●	Cost of selecting, qualifying, training and building qualified Centers of Excellence.

When selecting new sites, we focus on high quality health providers considering the following factors:

●	Geographic location,
●	Facility, surgeon skill and reputation,
●	Site commitment to establish Argus as their core priority,
●	Desire and capability of institution to perform a significant number of surgeries annually,
●	Ability of site to perform post-surgery programming of Argus technology, and
●	Capability of site and/or local resources to direct artificial vision rehabilitation.

As of December 31, 2017, we have 19 qualified centers in the United States and Canada that are actively implanting the Argus II.  Ultimately, we anticipate serving the North American RP market with approximately 35 implanting centers across the US and Canada, with much of that expansion occurring in 2018. In Europe and the Middle East and Asia Pacific, we currently have 21 centers that are actively implanting the Argus II (eight in Germany, three in France, one in Saudi Arabia, four in Turkey, two in Spain, and three in Italy).  We believe that we will be able to serve the European and Middle East markets for RP by having approximately 50 centers across Europe, the Middle East and Asia Pacific.

To date, we have employed direct sales and clinical specialists to service our markets in the US and Canada.  The majority of our markets in Europe are also serviced by a direct sales and clinical specialist team. As of January 31, 2018, the sales/clinical specialist team for North America numbered nine persons and the sales team for Europe and the Middle East numbered seven persons.  In some cases, we believe that we can more efficiently expand our reach by securing distributors in key markets. To date, we have appointed distributors in Turkey, Saudi Arabia, South Korea, Taiwan, Iran, Russia, Singapore and Argentina. We expect that our distributors will commit to providing support services that include marketing, market access, sales, surgical support, post-surgery programming, rehabilitation coordination and service.

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

Centers of Excellence

Our COE strategy in the US market is designed to help our exclusive regional partners to more effectively manage Argus II patients and achieve inspiring patient outcomes. The COE strategy consists of four major initiatives: (1) financial, (2) patient recruitment, education and screening, (3) post-surgery programming, and (4) patient support and artificial vision rehabilitation.

●	First, there are the financial considerations. As reported, the CMS hospital outpatient final rule assigned a payment rate of $122,500 for the Argus II and the associated surgical procedure beginning January 1, 2018. The rate for calendar 2017 was $150,000 and the rate for calendar 2016 was $95,000. Physician fees continue to be reimbursed separately. Our current pricing strategy should generally ensure full reimbursement coverage of hospital surgical procedure costs including the Argus II system. We are also pleased that effective July 1, 2017, CPT codes for post-surgery programming became available. These developments should ensure a favorable economic analysis for any center evaluating an Argus II program.

●	Second, regarding patient recruitment, education and screening, we focus extensive outreach efforts to identify those blind individuals that qualify for Argus II. When identified they are entered into a leading CRM database, supported by interactive marketing automation programs, providing a funnel of patients for each of our strategic sites as patient candidates decide to move forward. We separately clear patient candidates with a team of experienced healthcare professionals, providing our COEs with a streamlined path of higher probability patient candidates.

●

Third, in terms of the post-surgery programming, our recent and future product improvements are aimed at simplifying the programming procedure for the site and for the patient. In fact, we’ve recently reduced the expected time to program our system from two days down to a half day. As with the surgery, repetition will make the programming more routine for the institution. And, as mentioned above, we have secured CPT codes to allow sites to submit for reimbursement when they program an Argus system.

●	Fourth, patient support and artificial vision rehabilitation have become our most indispensable tool to managing consistent, positive outcomes across all treated patients. Beginning on day-one of initial activation, the brain works to make sense of the entirely new sensory input from Argus. Each individual patient needs guidance on the activities and tasks he or she can engage in, especially early on, that can best guide the brain to create these important new connections. As we have come to understand the important training curriculum of artificial vision rehabilitation, we are deploying today full-time vision rehabilitation specialists who are experts in all the ways Argus has enabled patients to: regain independence with the world around them; enhance social interactions with the people they associate with; enjoy the near endless aesthetic experiences that derive from visual interactivity; and in a growing number of cases, a form of vision that enables our patients to re-enter the workforce in many special roles. Our objective is to deliver outstanding patient outcomes, while building the know-how and infrastructure of vision rehabilitation for a substantially larger patient population in the near future.

In summary, the aim of the COE program is to establish implanting centers and physician clinics that are more intimately knowledgeable, self-sufficient, and confident, enabling them to be able to treat a higher volume of patients. We believe the COE program is ultimately the important development work that is preparing the Company to serve expanded patient populations in the near future.

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

●	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. Positive coverage decisions for the Argus II are effective in eight of 12 MAC jurisdictions (comprising 31 states, two territories and the District of Columbia). Effective January 1, 2018, the Centers for Medicare and Medicaid Services (CMS) established a 2018 payment rate of $122,500 for both the procedure and the Argus II Retinal Prosthesis System.

●	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015, 2016 and 2017 combined, a large majority of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.

●	Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

During the year ended December 31, 2017, 38 individuals in the US and Canada were implanted with the Argus II technology. Of these patients, 31 were in US with most patients having a Medicare FFS coverage and a few having a Medicare Advantage or Veteran’s Administration or another commercial insurance plans and the remaining seven in Canada were treated with private funding.

Second Sight employs dedicated employees and consultants with insurance reimbursement expertise engaged to expand and enhance coverage decisions. Currently, eight of 12 Medicare jurisdictions provide coverage of the Argus II in 31 states, two territories and the District of Columbia when medically necessary, including:

● CGS (J15 -- Ohio and Kentucky),

● Palmetto GBA (JM -- Virginia, (excluding Part B for Arlington and Fairfax counties), West Virginia, North Carolina and South Carolina),

● Palmetto GBA (JJ – Alabama, Georgia and Tennessee),

● NGS (J6 -- Minnesota, Illinois and Wisconsin),

● NGS (JK -- Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont),

● FCSO (JN -- Florida, Puerto Rico and the U.S. Virgin Islands),

● Novitas (JH-- Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas) and

● Novitas (JL -- Delaware, District of Columbia, Maryland, New Jersey and Pennsylvania).

We are actively engaged with the remaining four Medicare jurisdictions covered by two contractors and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

Within Europe, we have obtained reimbursement approval or funding in Germany, France, one region of Italy, a Commissioning through Evaluation (CtE) in program England. We are seeking additional reimbursement approvals in other countries in Europe and international markets.

In France, the Company was selected to receive the first “Forfait Innovation” (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, the Company is conducting a post-market study in France which has enrolled a total of 18 subjects who are being followed up for two years.  The French program also funds implantation of up to 18 additional patients who are not part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

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

To date, our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the United States, our efforts will focus on media advertisements dedicated to RP patients and their families. These advertisements are placed in geographic areas where we have Centers of Excellence committed to Argus II.

Improve Argus II performance and significantly expand use in the RP population by treating better-vision patients

The Argus II System is currently approved for RP patients with bare or no light perception in the US, and in Europe for severe to profound vision loss due to outer retinal degeneration, such as from retinitis pigmentosa, choroideremia, and other similar conditions. The number of people who are legally blind due to RP is estimated to be about 25,000 in the US, 42,000 in Europe, and about 375,000 total worldwide. As discussed above, a subset of these patients would be eligible for the Argus II System since the approved baseline vision for the Argus II System is worse than legally blind (20/200). Scarce epidemiological data on visual acuity below legal blindness make it difficult to determine a precise estimate of the potential patient population for this device, but resulting from our commercial efforts thus far we believe most legally blind patients have vision that is too good for Argus II’s current clinical indications.

The Company believes an opportunity exists to expand the use of its technology to better vision individuals with RP who are currently not being treated. In order to achieve this market expansion, the Company plans to start collecting clinical data in 2018 and is undertaking multiple development efforts to improve the technology’s performance. Our clinical and R&D plans for this market segment can be summarized as follows:

●	Clinical trials with better-vision individuals – The Company intends to start collecting clinical data at multiple sites in Germany during 2018 to determine if the Argus II provides sufficient clinical benefit to these better-sighted patients. If successful, the Company would proceed with the various required steps to obtain regulatory approval and reimbursement coverage for treatment of this expanded patient group.

●	Retinal stimulation protocols – We believe that we can achieve improved resolution by adjusting retinal stimulation techniques. An example is the use of current steering to cause perception of pixels between electrodes. By producing these ‘virtual’ pixels, we may be able to increase the effective resolution of the Argus II beyond the physical number of electrodes (which today total 60). We expect to continue the patient testing in 2018 with commercial implementation of these revised retinal stimulation protocols in early 2019.

●	External hardware – We plan to submit our new external system to the FDA in mid-2018. The new externals will include redesigns of the head mounted telemetry system (glasses), camera and video processing unit (VPU). The new VPU will possess processing power many times greater than the current Argus II system, which will enable enhanced image processing and support for the commercial implementation of the new retina stimulation protocols discussed above. We anticipate that the new external system will be commercially available in late 2018.

●	Other longer-term R&D efforts – We are developing more advanced software to improve the quality and usefulness of the Argus II vision delivered to patients. If successful, we expect that these software packages will run on the new external system described above. The development of advanced software packages is in the early phases and no assurance can be made that our efforts will be successful nor can we predict commercialization dates.

Leverage proven Argus technology to restore some vision with cortical stimulation and expand addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease, and other untreatable causes

We believe we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to currently treatable diseases or due to direct brain damage of the visual cortex, by developing a visual cortical prosthesis. We refer to this product as the Orion visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than currently treatable conditions (including RP) or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion.

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. The Orion visual prosthesis system is based on technology that we utilize in our Argus II system, thereby reducing engineering investment costs and risks, and leveraging the reliability of the Argus II platform.

In November 2017, we received full FDA approval to begin the first human clinical feasibility study of the Orion visual prosthesis system. In January 2018, surgeons at the UCLA implanted the first human with an Orion, and in February 2018, working with UCLA, we activated this first implanted Orion device and began clinical testing. To date, clinical results have been positive, with the first patient being able to perceive phosphenes, or spots of light, when electrodes are turned on. Over the next several months, we plan to implant four more patients at UCLA and Baylor College of Medicine, and to begin cortical stimulation with our external video camera, which we believe may provide these patients with some form of usable vision. If successful, this study should also form the basis for an expansion to a pivotal clinical trial beginning in 2019.

Our Competition

The US life sciences industry is highly competitive and well-positioned for future growth. The treatment of blindness is a significant clinically unmet need and others continue to make progress. There are several approaches to treating blindness including:

●	Retinal Prostheses (including the Argus II): aimed at giving more visual ability to a blind patient via implanting a device in the eye to stimulate remaining retina cells. Electrical neurostimulation technology has seen growing use in recent years for numerous applications– such as chronic pain, Parkinson’s disease, essential tremor, epilepsy, and others.
●	Transplants: transplanting retinal tissue to stimulate remaining retina cells.
●	Stem Cells: generally involves implanting immature retinal support cells aimed at slowing retinal degeneration. A single patient with wet AMD was implanted in London in 2015 with an embryonic stem cell line in a study sponsored by Pfizer. This study has been suspended. Patients with dry AMD are also being recruited in Los Angeles for a similar study. No data is yet available as to safety or efficacy of these implantations. A Patient in Japan with AMD was implanted with induced pluripotent stem (ips) cells. These are mature cells reprogramed to be stem cells.
●	Genetics and Gene Therapy: involves identifying a specific gene that is causing retinal problems (there are over 120 for retinitis pigmentosa alone) resulting in visual impairments and blindness; and inserting healthy genes into an individual’s cells using a virus to treat the diseases. A company completed a phase 3 study in 21 patients with a median age of 11 for a gene that affects a very small percentage of retinitis pigmentosa patients, RPE65. That company applied for and received FDA approval in 2018. We believe that there is virtually no overlap with our current market since our patients generally are older (Argus II is indicated for an age minimum of 25 in the US). The other company also injects better sighted patients since its treatment is aimed at improving residual vision. In contrast, Argus II seeks to create artificial vision where vision is completely lost. Pricing for these injections is reported to be approximatly $850,000 for both eyes.

●	Optogenetics Therapy: aimed at slowing down, reversing, and/or eliminating the process by which photoreceptors in the eye are compromised. This therapy also requires infecting the patient’s cells with a virus. However, instead of fixing a gene defect, this approach would cause cells within the eye to become light sensitive. Animal work has shown that these cells are not sensitive enough to respond to ambient light, so this approach currently also requires a light amplifier outside the body to increase light delivered to the retina. The regulatory body in the UK, MHRA, has recently cleared optogenetic clinical trials to begin.
●	Nutritional Therapy: involves diets or supplements that are thought to prevent or slow the progress of vision loss.
●	Implantable Telescope: VisionCare, Ophthalmic Technologies, Inc. offers an FDA approved implantable miniature telescope for AMD, a magnifying device that is implanted in the eye. The VisionCare telescope is approved for use in patients with severe to profound vision impairment (best corrected visual acuity of 20/160 to 20/800) due to dry AMD.
●	Wicab’s The BrainPort® V100 includes a video camera mounted on a pair of sunglasses, a hand-held controller, and tongue array. The tongue array contains 400 electrodes and is connected to the glasses via a flexible cable. White pixels from the camera are felt on the tongue as strong stimulation, black pixels as no stimulation, and gray levels as medium levels of stimulation. This device is indicated for the profoundly blind.
●	There are currently no known treatments for AMD after the disease has caused severe to profound vision loss nor are there any established treatments that delay or reverse the progression of Dry AMD other than supplements.
●	Therapies exist for Wet AMD that delay the progression of visual impairment or slightly improve the vision, rather than completely curing or reversing its course. These therapies are approved in many regions throughout the world, including the US and EU.

Commercial efforts to develop retinal implants by others include:

●	Retina Implant AG: A privately held German company that is developing the Alpha IMS/Alpha AMS, a wireless sub-retinal implant. Although this company obtained a CE Mark in 2013 and was expected to begin commercialization during 2015 in the EU, to our knowledge this product is still not generally available to commercial patients. Publications from the company reported frequent device failures of the Alpha IMS in patients. The company has reportedly improved the design and rebranded its system as the Alpha AMS. Two clinical trial patients are reported to have been implanted in the UK during 2015 and/or 2016. Other reports of implants are unconfirmed. To our knowledge, Retina Implant has not obtained FDA approval to begin a clinical trial in the US but has announced that it plans to advance commercialization efforts that include obtaining reimbursement and opening new implanting centers.

●	Pixium Vision S.A.: A publicly held French company that is developing the IRIS (Intelligent Retinal Implant System) which is surgically placed into the eye and attached to the surface of the retina. Similar to our Argus II technology, its system uses a camera and a wireless transmitter. Pixium received a CE Mark in 2016 for IRIS. In 2017, Pixium halted commercial implants of IRIS II due to shorter than expected implant life. In 2017, Pixium announced approval for two feasibility studies of PRIMA (sub-retinal implant) in Dry-AMD patients. One study is in Paris with five patients. A second study is being conducted in Pittsburgh, Pennsylvania with five patients. To date Pixium has announced the successful implantation and activation of three devices in Paris, but to our knowledge no performance data has yet been reported beyond the perception of light.

●	NanoRetina Inc., a company based in Israel, and several other early stage companies are reported to have developed intellectual property or technology that may improve retinal prostheses in the future, but to our knowledge none of these efforts has resulted in a completed system that has been tested clinically in patients.

●	Academic entities are also working on vision restoring implants. These include Bionic Vision Australia (an early prototype device has been developed and to our knowledge implanted in three human subjects), Boston Retinal Implant project (preclinical phase), Monash Vision Group (preclinical phase), and the Illinois Institute of Technology (preclinical phase). Of these projects, we believe most have not yet demonstrated a working implant, only one has reportedly begun long-term clinical work in humans, and to our knowledge none has received FDA approval to begin clinical trials in the US.

To our knowledge, no other retinal prosthesis has been successful in long-term human trials, with the Argus II System currently the sole implant generally available to commercial patients for treating RP in the US, Canada, EU, and elsewhere. We anticipate that our competitors are unlikely to obtain significant commercial traction in EU until they have developed in depth clinical data showing the reliability and functionality of their products.

Warranty

We generally provide a standard limited warranty for the Argus II System covering replacement over the following periods after implant:

●	three years on implanted epiretinal prosthesis,
●	two years on external components other than batteries and chargers, and
●	three months on batteries and chargers.

Based on our experience to date, the Argus II System has proven to be a reliable device generally performing as intended. We have accrued warranty expense of $1.5 million as of December 31, 2017, which we believe to be adequate.

Our Manufacturing and Quality Assurance

We have a single manufacturing facility, located at our principal office in Sylmar, California. The manufacturing areas at this location are housed in a single building, and include approximately 10,000 square feet of controlled environment rooms (CERs) suitable for implant manufacturing. We currently utilize less than half of this space for Argus II implant production. At the same site we maintain spaces for assembling the external (non-implantable) components of our system and for the labeling, receiving and shipping, and stockroom functions. Finished goods are held at this location and at our contracted logistics partner in Europe.

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

Our manufacturing department currently employs 20 persons and the quality assurance department has an additional eight members. We operate a day shift and smaller swing shift, and at this staffing level we can manufacture approximately 10 devices per month. Due to the reduction in sales of the Argus II during 2016, we reduced manufacturing output beginning in the second quarter of 2016. We believe that the space available at the current facility when fully utilized and operating at two full shifts will prove sufficient to build and assemble a combined total of approximately 100 Argus II or Orion devices per month.

Employees

As of December 31, 2017, we had 112 employees, including approximately 28 in operations; 24 in selling, marketing and distribution; 42 in clinical, regulatory and research and development; and 18 in administration. Of these persons, we employed 95 in the United States and 17 in Europe. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Properties

Our principal office and facilities are located at 12744 San Fernando Road, Suite 400, Sylmar, California 91342, and consists of approximately 45,351 rentable square feet at a current base rent of about $36,600 per month. Our lease expires in February 2022 and grants us an option to extend the lease term for an additional 60 months. We originally rented these premises from Mann Biomedical Park LLC, an entity affiliated with our former Chairman of the Board, Alfred E. Mann. We believe that the terms of this lease are at least as favorable as those that may have been obtained from a non-affiliated third party. We believe that these premises are adequate for our foreseeable needs. In November 2014, the industrial center in which these premises are located was sold to an independent third party.

Our European office is located on the Innovation Park at Ecole Polytechnique Federal de Lausanne (EPFL), Rue Jean Daniel Colladon, CH 1015 Lausanne, Switzerland. These premises consist of 180 square meters at a base rent of about 8,200 CHF per month, or currently about $8,700 per month. We rent these premises on a month-to-month basis subject to a six month notice required for termination, from the Foundation for the Innovation Park at EPFL.

Legal Proceedings

We are not a party to any pending legal proceedings other than those involving Pixium Vision described in “Risk Factors—Risks Related to Intellectual Property and Other Legal Matters.”

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

Risks Related to Our Dependence on the Argus II System

We depend on the success of our first commercial product, the Argus II System, which received European market clearance (CE Mark) in February 2011 and FDA approval in February 2013, in the United States for RP; and on the regulatory approval of our current product and a new device under development, the Orion visual prosthesis (a modified version of the Argus II System), to treat other diseases causing blindness, in the US and other countries, which may never occur.

Our future success depends upon building a commercial operation in the US and expanding growth in Europe as well as entering additional markets to commercialize our Argus II System for RP. We believe our expanded growth will depend on the further development, regulatory approval and commercialization of the Orion product, which we anticipate can be used by nearly all profoundly blind individuals. If we fail to expand the use of the Argus II System in a timely manner for other forms of retinal degeneration in addition to RP, or to develop the Orion product and penetrate the available markets which those applications are intended to serve, we may not be able to expand our markets or to grow our revenue, our stock values could decline and investors may lose money.

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

Even if we are able to obtain favorable reimbursement within the markets that we serve, commercial success of our products will depend, among other things, on their acceptance by retinal specialists, ophthalmologists, general practitioners, low vision therapists and mobility experts, hospital purchasing and controlling departments, patients, and other members of the medical community. The degree of market acceptance of any of our product candidates will depend on factors that include:

●	cost of treatment,
●	pricing and availability of future alternative products,
●	the extent of available third-party coverage or reimbursement,
●	perceived efficacy of the Argus II System relative to other future products and medical solutions, and
●	prevalence and severity of adverse side effects associated with treatment.

The activities of competitive medical device companies, or others, may limit the Argus II System’s revenue.

Our commercial opportunities for the Argus II System may be reduced if our competitors develop or market products that are more effective, are better tolerated, receive better reimbursement terms, are more accepted by physicians, have better distribution channels, or are less costly.

Currently, to our knowledge, no other medical devices comparable to the Argus II System have been approved by regulatory agencies, both in the US and Europe, to restore some functional vision in persons who have become blind due to RP. Other visual prosthesis companies such as Retina Implant AG and Pixium Vision S.A., both based in Europe, are developing retinal implant technologies to partially restore some vision in blind patients. Retina Implant has obtained a CE mark for its Alpha IMS product but has not yet sold it to our knowledge. Pixium Vision has obtained CE Mark for its IRIS II product, but has withdrawn it from the market. Neither Retina Implant nor Pixium has filed for market approval with the FDA. Retina Implant has not to our knowledge obtained an Investigational Device Exemption (IDE) to begin the required clinical trials in the US, and Pixium Vision has not obtained an IDE for its IRIS II product to begin the required clinical trials in the US. Pixium Vision has obtained an IDE for its PRIMA product. This IDE trial is directed toward AMD, not RP. These competitive therapies if or when developed or brought to market may result in pricing and market access pressure even if Argus II System is otherwise viewed as a preferable therapy.

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

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. Our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2017, we had net revenue of $8.0 million and incurred a net loss of $28.5 million. Our total accumulated deficit through December 31, 2017, was $234.4 million.

As a result of our limited commercial operating history, revenue is difficult to predict with certainty. Current and projected expense levels are based largely on estimates of future revenue. We expect expenses to increase in the future as we expand our activities in connection with the further development of Orion and complete planned enhancements of Argus II. We cannot assure you that we will be profitable in the future. Accordingly, the extent of our future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming a going concern qualification by our auditors.

Our independent registered public accounting firm in their report on the Company’s 2017 consolidated financial statements expressed substantial doubt about our ability to continue as a going concern since we have incurred, and are continuing to incur, substantial operating losses and negative cash flows from operations, and we do not have adequate capital to support our operations at current levels through at least the next 12 months from the date the consolidated financial statements are issued. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures, attain favorable gross margins and ultimately, generate greater sales and create profitable operations. Such financings may not be available or may not be available on reasonable terms. A “going concern” opinion from our auditors may negatively affect the price of our common stock.

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

We are not restricted from issuing additional shares of common stock. The market price of our common stock could decline as a result of sales of our common stock and Warrants or the perception that such sales could occur. We may issue and sell additional shares of our common stock in private placements or registered offerings in the future. We also may conduct additional registered rights offerings in the future pursuant to which we may issue shares of our common stock or other securities.

The warrants we issued in our recent rights offering to shareholders may create an overhang on the market and have a negative effect on the market price for our common stock.

We issued 13,652,341 warrants in connection with a completed rights offering of units to our shareholders in 2017. The warrants may be outstanding for up to five years from their issuance date. The warrants may be used in arbitrage transactions and can cause the price of our common stock to remain at the warrant exercise price of $1.47 regardless of our performance.

We have identified and reported on weaknesses in our internal control over financial reporting and if our internal control over financial reporting remains not effective, investor confidence in our Company may be adversely affected.

In response to identified and reported material weaknesses in our internal control over financial reporting, we are continuing to develop and improve our system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. For example, in connection with the audit of our consolidated financial statements for fiscal 2015 and 2016, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our independent registered public accounting firm identified the following material weaknesses during their audits:

●	Control over Financial Reporting. We did not consistently perform timely reconciliation of certain accounts, including revenue, deferred revenue, inventory, prepaid and accrued expenses, and stock-based compensation expense. This resulted in the incorrect recording of certain revenue and expenses that required various adjusting entries which we timely and fully recorded as part of the closing process.

●	Tracking of Back-up Prosthesis Units. For every surgery, we ship a back-up prosthesis unit along with the primary unit in case the primary unit cannot be used for some reason. Following the surgery the unused unit is returned to us. During the year ended December 31, 2015, we did not consistently follow internal procedures regarding the tracking and recordation of returned prosthesis units and the exchange of primary units for back-up units with our customers. When uncorrected this resulted in an understatement of cost of sales and an overstatement of inventory that required various adjusting entries that we timely and fully recorded as part of the closing process.

●

Updating of Standard Costs. It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated. During the year ended December 31, 2016, due to the low level of production during the year and the inventory reserves that were established covering most of 2016 production, the Company did not update its standard costs at December 31, 2016. The Company’s failure to update its standard costs at December 31, 2016 represented a material weakness in its internal control over financing reporting.

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

Pixium Vision (Pixium) has filed oppositions in the European Patent Office (EPO) challenging the validity of 21 European patents owned or exclusively licensed by Second Sight. Retina Implant AG has joined Pixium Vision in one Opposition. Two of these patents are owned by Johns Hopkins University (JHU) and exclusively licensed to Second Sight, while 19 of these patents are owned by Second Sight. Although Second Sight was successful in the opposition division in the two JHU cases, at the appeal level one of the JHU patents was upheld and one of JHU patents was invalidated. Second Sight has opposed one Pixium patent. These EPO proceedings involving us and Pixium include:

●	EP1061874 Visual Prosthesis – upheld by the opposition and appellate divisions (Second Sight prevailed). No further appeal is available in the EPO.
●	EP1061996 Apparatus for Preferential Outer Retinal Stimulation – upheld by the opposition division, cancelled in the appellate division. No further appeal is available in the EPO.
●	EP1171188 Retinal Color Prosthesis for Color Sight Restoration – cancelled in the Opposition Division, we have withdrawn our appeal due to its impending expiration.
●	EP2219728 Electrode Array for Even Neural Pressure Having Multiple Attachment Points –upheld in the Opposition Division, pending before the Board of Appeal.
●	EP1937352 Sub-threshold Stimulation to Precondition Neurons for Supra-threshold Stimulation – cancelled in the Opposition Division, pending before the Board of Appeal.
●	EP2192949 – Return Electrode for a Flexible Circuit Electrode Array – cancelled in the Opposition Division, Pending before the Board of Appeal.
●	EP1949437 - Implantable Microelectronic Device and Method of Manufacture –Upheld in the Opposition Division, pending before the Board of Appeal.
●	EP1945835 – Platinum Electrode Surface Coating and Method for Manufacturing the Same – (Pixium joined by Retina Implant) cancelled in the Opposition Division, pending before the Board of Appeal.
●	EP1986733 (Pixium’s Patent opposed by Second Sight) – Device with Flexible Multilayer System for Contacting or Electro-stimulation of Living Tissue Cells or Nerves –significantly narrowed in the Opposition Division, pending before the Board of Appeal.
●	EP1562672 – Field Focusing and Mapping in an Electrode Array – cancelled in the Opposition Division, pending before the Board of Appeal.
●	EP1497483 – Platinum Electrode – Upheld in the Opposition Division, still within the time limit for appeal.
●	EP2077892 – Automatic Fitting for a Visual Prosthesis – Upheld in the Opposition Division, pending before the Board of Appeal.
●	EP2061549 – Package for an Implantable Neural Stimulation Device - Cancelled in the Opposition Division, pending before the Board of Appeal.
●	EP2155327 – System for Providing Stimulation Inputs to a Visual Prosthesis – Upheld in the Opposition Division. Still within the time limit for Appeal.
●	EP2114514 – Flexible Electrode Array with Film Support - Opposition filed.
●	EP2089100 – Flexible Circuit Electrode Array - Opposition filed.
●	EP2185236 – Implantable Device for the Brain – Opposition filed, a hearing is scheduled for May 17, 2018.

●	EP2364179 – Techniques and Functional Electrical Stimulation to Eliminate Discomfort during Electrical Stimulation of the Retina – Cancelled in the Opposition Division. Still within the time limit for Appeal.
●	EP1874397 – Flexible Circuit Electrode Array – Opposition filed.
●	EP2136876 – Saliency-Based Apparatus for Visual Prosthesis – Opposition filed.
●	EP2421602 – Visual Prosthesis Fitting System – Opposition filed.
●	EP2167186 – Video Processing System for a Visual Prosthetic Apparatus - Opposition filed.

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

The validity of some of our patents has been challenged. If we experience additional patent infringement claims, or if we elect to avoid current or potential claims others may be able to assert, we or our collaborators may choose to seek, or be required to seek, a license from the third-party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly. The cost to us of any litigation or other proceeding, regardless of its merit, even if resolved in our favor, could be substantial. Some of our competitors may be able to bear the costs of such litigation or proceedings more effectively than we can because of their having greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Intellectual property litigation and other proceedings may, regardless of their merit, also absorb significant management time and employee resources.

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

The strength of our patents involves complex legal and scientific questions and can be uncertain. We have over 400 issued patents and approximately 80 pending patent applications worldwide as of December 31, 2017. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third-parties from developing or designing around our intellectual property and in that event we may lose competitive advantage and our business may suffer.

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

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments appear likely, and we expect ongoing initiatives in the U.S and Europe. These reforms could have an adverse effect on our ability to obtain timely regulatory approval for new products and on anticipated revenues from the Argus II System and other product candidates, both of which may affect our overall financial condition.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. See the Risk Factor labeled. “We have identified and reported on weaknesses in our internal control over financial reporting and if our internal control over financial reporting remains not effective, investor confidence in our Company may be adversely affected” as described above.

Risks Relating to Our Financial Results and Need for Financing

Fluctuations in our quarterly operating results and cash flows could adversely affect the price of our common stock.

The revenues we generate and our operating results will be affected by numerous factors such as:

●	the general commercial success of the Argus II System,
●	our ability to improve performance and significantly expand the use of Argus II in the larger RP population by treating better-sighted RP patients,
●	our ability to obtain regulatory approval of the Argus II System in additional jurisdictions,
●	the emergence of products that compete with our product candidates,
●	our ability to leverage Argus II technology to restore useful vision with cortical stimulation,
●	the status of our preclinical and clinical development programs, variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs,

●	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements,
●	any intellectual property infringement lawsuits to which we may become a party,
●	our ability to obtain reimbursement from government or private payers at levels we deem adequate to sustain our operations.

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

Our business requires additional capital for implementation of our long term business plan. We believe our cash, cash equivalents and other investments, along with the proceeds of approximately $20.1 million from our completed shareholder rights offering, our sale of shares through our ATM together with revenue generated from the sale of Argus II units, may be sufficient to fund our operations through the end of the second quarter of 2018. The actual amount of funds that we will need for our business development will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

●	the amount of our future operating losses,
●	third party expenses relating to the ongoing commercialization of Argus II System,
●	the need and cost of conducting additional clinical trials of the Argus II System for other applications,
●	the amount of our research and development, including research and development for Orion visual prosthesis, marketing and general and administrative expenses, and
●	regulatory changes and technological developments in our markets.

In November 2017, the Company entered into an At-the-Market sales agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which the Company may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. Through December 31, 2017 the Company sold 598,276 shares of common stock and received net proceeds of $1.1 million under the Sales Agreement and thereafter during January and February 2018 the Company sold 2.2 million shares of common stock for additional net proceeds of $4 million.

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

We have had a history of operating losses and we expect that operating losses will continue into the near term. Although we have had sales of the Argus II product, these limited sales have not been sufficient to cover our operating expenses. Our ability to generate positive cash flow will also hinge on our ability to correctly price our product to our markets, expand the use of the Argus II System, develop the Orion visual prosthesis and obtain government and private insurance reimbursement. As of December 31, 2017 we had total stockholders’ equity of $7.9 million and an accumulated deficit of $234 million. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

We derive a significant portion of our revenues from Europe, and we anticipate that revenue from Europe and other countries outside the US will increase. Accordingly, our operations are subject to risks associated with doing business internationally, including:

●	currency exchange variations,
●	extended collection timelines for accounts receivable,
●	greater working capital requirements,
●	multiple legal frameworks and unexpected changes in legal and regulatory requirements,
●	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements,
●	political changes in the foreign governments impacting health policy and trade,
●	tariffs, export restrictions, trade barriers and other regulatory or contractual limitations that could impact our ability to sell or develop our products in certain foreign markets,
●	trade laws and business practices favoring local competition, and
●	adverse economic conditions, including the stability and solvency of business financial markets, financial institutions and sovereign nations and the healthcare expenditure of domestic or foreign nations.

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

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements, expansion of the indications or modifications to existing products, could:

●	take a significant, indeterminate amount of time,
●	result in product shortages due to regulatory delays,
●	require the expenditure of substantial resources,
●	involve rigorous pre-clinical and clinical testing, and possibly post-market surveillance,
●	involve modifications, repairs or replacements of our products,
●	require design changes of our products,
●	result in limitations on the indicated uses of our products, and
●	result in our never being granted the regulatory approval we seek.

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

●	a medical device may not be safe or effective,
●	regulatory agencies may interpret data from preclinical and clinical testing differently than we do,
●	regulatory agencies may not approve our manufacturing processes,
●	regulatory agencies may conclude that our device does not meet quality standards for durability, long-term reliability, biocompatibility, electromagnetic compatibility, electrical safety, and
●	regulatory agencies may change their approval policies or adopt new regulations.

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

We are subject to an annual audit of compliance with the rules necessary to support our CE Mark.  In April 2017 the European Commission adopted a new regulatory scheme that imposes significant additional obligations on medical device companies. As such, devices with a current CE marking have to comply with additional, more challenging regulatory obligations.  The changes being made to the regulations include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures.  With the additional provisions adopted by the European Parliament, the European Medicines Agency (EMA) may be involved in regulation of some types of medical devices, in the qualification and monitoring of notified bodies (NBs), and enhancing the roles of other bodies, including a new Medical Devices Coordination Group (MDCG).  The European Parliament’s revisions also impose enhanced competence requirements for NBs and “special notified bodies” (SNBs) for specific categories of devices, such as implantable devices.  These changes are anticipated to result in stricter conformity assessment procedures. The medical device industry anticipates that there will be significant changes under these initiatives to the regulation of medical devices which will increase the time and costs for obtaining CE marking.

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

As of December 31, 2017, we had federal and state of California income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $44.5 million and $32.9 million, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until these unused losses expire. However, we may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2035 through 2037 for federal net operating losses and from 2033 through 2037 for state net operating losses. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the second quarter of 2017. The ownership change will subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a tax-exempt interest rate specified by the Internal Revenue Service. The Company has analyzed the available information to determine the amount of the annual limitation. Based on information available to the Company, the 2017 limitation is estimated to range between be $1.4 million and $3.7 million annually. In total, the Company estimates that the 2017 ownership change will result in approximately $120 million and $56 million of federal and state net operating loss carryforwards expiring unused.

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

Medical technology stocks have historically experienced high levels of volatility. The trading prices of our common stock have fluctuated and may continue to fluctuate substantially. The market price of our common stock may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose substantially all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include:

●	announcements of new offerings, products, services, therapies, treatments or technologies, commercial relationships, acquisitions or other events by us or our competitors,
●	challenges to our patents and the patents underlying the patents and intellectual property that we license,
●	United States and European approvals or denials of our products,
●	price and volume fluctuations in the overall stock market from time to time,
●	significant volatility in the market price and trading volume of medical device or technology companies in general,
●	fluctuations in the trading volume of our shares or the size of our public float,
●	actual or anticipated changes or fluctuations in our results of operations,
●	whether our results of operations meet the expectations of securities analysts or investors,
●	actual or anticipated changes in the expectations of investors or securities analysts,
●	litigation involving us, our industry, or both,
●	regulatory developments in the United States, foreign countries, or both,
●	general economic conditions and trends,
●	major catastrophic events,
●	sales of large blocks of our common stock,
●	departures of key employees, or
●	an adverse impact on the Company from any of the other risks cited herein.

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

Sales of a substantial number of shares of our common stock in the public or private markets, or the perception that these sales could occur, as well as sales of shares by directors or officers, which have occurred or which may occur from time to time, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

Certain of our stockholders have the ability to control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of December 31, 2017 our executive officers, key employees, directors and their affiliates beneficially own in the aggregate approximately 43% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of voting power may have the effect of deterring, delaying or impeding actions that could be beneficial to you, including actions that may be supported by our board of directors, and deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately affect the market price of our common stock.

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

We completed our initial public offering in November 2014. Since that time, closing prices of our shares have ranged from $0.96 per share to $23.60 per share and day-to-day trading often has been volatile. This volatility may continue or increase in the future. The market price for the shares may be significantly affected by factors such as progress in the development of our technology, progress in our pre-clinical and clinical trials, agreements with research facilities or co-development partners, commercialization of our technology, coverage by third party payers, variations in quarterly and yearly operating results, general trends in the medical device industry, and changes in FDA and foreign regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Those broad market fluctuations may adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office and facilities are located at 12744 San Fernando Road, Suite 400, Sylmar, California 91342, and consists of approximately 45,351 rentable square feet at a base rent of approximately $36,600 per month. Our lease expires in February 2022 and grants us an option to extend the lease term for an additional 60 months period. We believe that these premises are adequate for our foreseeable needs.

Our European office is located on the Innovation Park at EPFL, Rue Jean Daniel Colladon, CH 1015 Lausanne. The lease consists of 180 square meters at a base rent of 8,200 CHF per month, or currently about $8,700 per month. Our lease is currently monthly with a six month notice required for termination, with the Foundation for the Innovation Park at EPFL.

Item 3. Legal Proceedings

We are not a party to threatened or pending material legal proceedings other than those involving Pixium Vision described in “Risk Factors—Risks Related to Intellectual Property and Other Legal Matters”.

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

	High	Low
Fiscal Year Ended December 31, 2017
First quarter	$2.76	$1.11
Second quarter	$1.31	$1.10
Third quarter	$1.35	$0.96
Fourth quarter	$2.35	$1.06

Fiscal Year Ended December 31, 2016
First quarter	$6.79	$3.78
Second quarter	$5.85	$3.18
Third quarter	$4.24	$3.22
Fourth quarter	$3.48	$1.76

On March 13, 2018, the closing sales price reported for our common stock was $1.92 per share, and as of that date there were approximately 111 shareholders of record.

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

Second Sight Medical Products, Inc. Comparison of Total Return

Among Second Sight, the Nasdaq Composite Index and the Nasdaq Medical Equipment Index

	11/19/14	12/31/14	6/30/15	12/31/15	6/30/16	12/30/16	6/30/17	12/31/17
Second Sight	$100.00	$51.38	$68.15	$29.49	$17.93	$9.86	$6.31	$9.56
Nasdaq Composite	$100.00	$101.39	$107.37	$108.45	$105.57	$118.07	$135.44	$153.06
Medical Equipment	$100.00	$102.89	$109.46	$112.51	$127.29	$119.97	$151.06	$153.57

Use of Proceeds from June 2016 and March 2017 Rights Offerings and our ATM

In June 2016, the Company successfully completed a Rights Offering to existing stockholders (File No. 333-209113), raising proceeds of $19.5 million net of cash offering costs, and selling 5,978,465 shares of common stock at $3.315 per share, representing 85% of the Company’s stock price at the close of the Rights Offering. None of the proceeds was used for construction of plant, building and facilities, the purchase of real estate, or the acquisition of any business

In March 2017 we completed a Rights Offering to existing stockholders (File No. 333-215463), raising proceeds of approximately $19.7 million net of cash offering costs, and selling 13,652,341 units, each consisting of one share of common stock and one warrant, at $1.47 per unit. We have used the proceeds to further develop and enhance our products, support operations and for general corporate purposes.

In November 2017, the Company entered into an At-the-Market issuance sales agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which the Company may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission (File No. 333-221228). The Company agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. Through December 31, 2017 the Company sold 598,276 shares of common stock and received net proceeds of $1.1 million under the Sales Agreement and thereafter during January and February 2018 the Company sold 2.2 million shares of common stock for additional net proceeds of $4 million. We are utilizing these proceeds to further develop and enhance our products, support operations and for general corporate purposes.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statements of operations data set forth below for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from, and are qualified in their entirety by reference to, the Company’s audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated balance sheet data as of December 31, 2014 and 2015 and the consolidated statements of operations data for the year ended December 31, 2014 is derived from the audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission.

	Fiscal Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014

Net sales	$7,964	$3,985	$8,950	$3,398
Cost of sales	5,117	10,076	5,293	3,558
Gross profit (loss)	2,847	(6,091)	3,657	(160)

Operating expenses:
Research and development, net of grants	7,893	5,347	3,036	5,041
Clinical and regulatory	3,062	2,703	3,510	2,622
Selling and marketing	9,569	8,989	8,935	6,845
General and administrative	10,932	10,080	8,223	6,565
Total operating expenses	31,456	27,119	23,704	21,073

Loss from operations	(28,609)	(33,210)	(20,047)	(21,233)

Interest income	93	31	2	9
Other income, net	—	—	27	12
Interest expense on convertible promissory notes and loan payable	—	—	—	(1,957)
Amortization of discount on convertible promissory notes	—	—	—	(5,077)
Write-off of unamortized discount on conversion of convertible promissory notes	—	—	—	(6,955)

Net loss	$(28,516)	$(33,179)	$(20,018)	$(35,201)

Net loss per common share – Basic and diluted	$(0.53)	$(0.84)	$(0.56)	$(1.41)
Weighted average shares outstanding – Basic and diluted	54,152	39,554	35,637	25,053

	As of December 31,
(in thousands)	2017	2016	2015	2014

Cash	$604	$539	$239	$619
Money market funds	$7,235	$10,336	$15,721	$34,000
Working capital	$6,550	$9,620	$18,782	$33,525
Total assets	$14,497	$16,810	$28,245	$43,069
Stockholders’ equity	$7,882	$11,148	$20,263	$34,618

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

 Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that are intended to create an artificial form of useful vision for blind individuals. Our principal offices are located in Sylmar, California, approximately 25 miles northwest of downtown Los Angeles. We also have an office in Lausanne, Switzerland, that manages our commercial and clinical operations in Europe, the Middle East, and Asia-Pacific.

Our current product, the Argus ® II System, treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II System is the only retinal prosthesis approved in the United States by the Food and Drug Administration (FDA), and was the first approved retinal prosthesis in the world. By creating an artificial form of useful vision in patients who otherwise have total sight loss, the Argus II System can provide benefits which include:

●	Restoring independence through a renewed ability to navigate independently in unfamiliar environments,

●	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk

●	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away,

●	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching the moving streams of lights from fireworks, and

●	enabling some patients to re-enter the workforce through multiple vocations that become possible because of Argus II, and

●	improving patients’ well-being and ability to perform activities of daily living.

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and there is no clear evidence that it can slow or reverse the progression of the disease. The majority of patients receive a significant benefit from the Argus II, however results can vary and some patients report receiving little or no benefit.

Our major corporate, clinical and regulatory milestones include:

●	In 1998, Second Sight was founded.

●	In 2002, we commenced clinical trials in the US for our prototype product, the Argus I retinal prosthesis.

●	In 2007, we commenced clinical trials in the US for the Argus II System, which later became our first commercial product.

●	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II System.

●	In 2013, we received marketing approval in the United States (FDA) for the Argus II System.

●	In 2014, we launched the Argus II in the US, completed our initial public offering (“IPO”), and began trading on Nasdaq under the symbol “EYES.”

●	In January 2016, we successfully implanted and activated a wireless cortical visual prosthesis in a human.

●	In November 2017, the FDA granted Expedited Access Pathway Designation for the Orion.

●	In the first quarter of 2018, first-in-human Orion was successfully implanted, activated and tested at UCLA.

Currently, after more than 18 years of research and development, more than $200 million of investment and over $34 million of grants awarded in support of our technology development, we employ over 110 people in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. During the years ended December 31, 2017, 2016 and 2015, we funded our business primarily through:

●	Issuance of common stock and warrants in our Rights Offering in March 2017, which generated net proceeds of $19.7 million of cash after offering expenses.

●	Issuance of common stock in our Rights Offering in June 2016, which generated net proceeds of $19.5 million of cash after offering expenses.

●	Issuance of common stock through our At-the-Market sales agreement during the fourth quarter of 2017, which generated $1.1 million of cash after offering expenses.

●	Revenue of $8.0 million, $4.0 million, and $8.9 million in 2017, 2016 and 2015, respectively, generated by sales of our Argus II System.

On March 6, 2017, the Company successfully completed a registered Rights Offering to existing stockholders in which it sold 13,652,341 Units at $1.47 per Unit, which was the closing price of the Company common stock on that date. Each Unit consisted of a share of the Company’s common stock and a warrant to purchase an additional share of the Company’s stock for $1.47. The warrants have a five-year life. At the Company’s discretion, the warrants are redeemable on 30 days’ notice (i) at any time 24 months after the date of issuance, (ii) if the shares of our common stock are trading at 200% of the Subscription Price for 15 consecutive trading days and (iii) if all of the independent directors vote in favor of redeeming the warrants. Holders may be able to sell or exercise warrants prior to any announced redemption date and we will redeem outstanding warrants not exercised by the announced redemption date for a nominal amount of $0.01 per Warrant. We have listed the Warrants for trading on the Nasdaq Stock Market under the symbol “EYESW.”

In November 2017, the Company entered into an At-the-Market sales agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which the Company may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. The Company agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. Through December 31, 2017 the Company sold 598,276 shares of common stock and received net proceeds of $1.1 million under the Sales Agreement and thereafter during January and February 2018 the Company sold 2.2 million shares of common stock for additional net proceeds of $4 million. We are utilizing these proceeds to further develop and enhance our products, support operations and for general corporate purposes.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. Management has made estimates of future results of operations, using a wide range of assumptions regarding the level of revenue generated, operating expense incurred and future cash flows, which suggest a wide range of possible future outcomes. However, assuming financial results in 2018 similar to the results achieved in 2017, management has concluded that there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm, in its report on our 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. No assurances can be given that we will ultimately be able to raise sufficient funds through other means so as to be able to continue operating our business at current levels beyond the end of the end of second quarter of 2018.

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

●	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the US. Positive coverage decisions for the Argus II are effective in eight of 12 MAC jurisdictions (comprising 31 states). Effective January 1, 2018, the Centers for Medicare and Medicaid Services (CMS) established a 2018 payment rate of $122,500 for both the procedure and the Argus II Retinal Prosthesis System.

●	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015, 2016 and 2017 combined, a large majority of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.

●	Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

During the year ended December 31, 2017, 38 individuals in the US and Canada were implanted with the Argus II technology. Of these patients, 31 were in US with most patients having a Medicare FFS coverage and a few having a Medicare Advantage or Veteran’s Administration or another commercial insurance plans and the remaining seven in Canada were treated with private funding.

Second Sight employs dedicated employees and consultants with insurance reimbursement expertise engaged to expand and enhance coverage decisions. Currently, eight of 12 Medicare jurisdictions provide coverage of the Argus II in 31 states, two territories and the District of Columbia when medically necessary, including:

● CGS (J15 -- Ohio and Kentucky),

● Palmetto GBA (JM -- Virginia, (excluding Part B for Arlington and Fairfax counties), West Virginia, North Carolina and South Carolina),

● Palmetto GBA (JJ – Alabama, Georgia and Tennessee),

● NGS (J6 -- Minnesota, Illinois and Wisconsin),

● NGS (JK -- Connecticut, New York, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont),

● FCSO (JN -- Florida, Puerto Rico and the U.S. Virgin Islands),

● Novitas (JH-- Arkansas, Colorado, Louisiana, Mississippi, New Mexico, Oklahoma, and Texas) and

● Novitas (JL -- Delaware, District of Columbia, Maryland, New Jersey and Pennsylvania).

We are actively engaged with the remaining MACs and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

Within Europe, we have obtained reimbursement approval or funding in Germany, France, one region of Italy, a Commissioning through Evaluation (CtE) in program England.

We are seeking additional reimbursement approvals in other countries in Europe and international markets.

In France, the Company was selected to receive the first “Forfait Innovation” (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, the Company is conducting a post-market study in France which has enrolled a total of 18 subjects who are being followed up for two years.  The French program also fund implantation of up to 18 additional patients that are not part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

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

To date, our marketing activities have focused on raising awareness of the Argus II System with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II System. In the United States, our efforts will focus on media advertisements dedicated to RP patients and their families. These advertisements will be placed in geographic areas where we have Centers of Excellence committed to Argus II.

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

The Company believes an opportunity exists to expand the use of its Argus II technology to better sighted individuals with RP who are currently not being treated. In order to achieve this market expansion, the Company plans to start collecting clinical data in 2018 and is undertaking multiple development efforts to improve the technology’s performance, including:

●	Clinical trials with better-sighted individuals;
●	Development of retinal stimulation protocols that we believe can achieve improved resolution by adjusting electronic retinal stimulation methods;
●	Redesigns of the externals (glasses, camera, video processing unit) that will possess processing power many times greater than the current Argus II system, which will enable enhanced image processing support for the commercial implementation of the new retina stimulation protocols, possibly by 2018.

We believe we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or AMD. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion.

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. We submitted an IDE application to the FDA in 2017 to begin a human feasibility study of the Orion visual prosthesis system. This study will confirm initial findings in our human pilot study we announced in Q4 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2018.

We began a five-subject pilot study in the United Kingdom in June 2015, to determine the utility of the Argus II System for use in persons suffering from dry AMD. In Q2 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We’ve opted to finish out the study but not extend or expand at this time. Current performance does not justify enrolling additional patients.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provided guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with our preparing these financial statements we evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The Company believes that it has sufficient funds to support its operations to sometime late in the second quarter on 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  Management has determined that the adoption of this standard did not have a material effect to the financial statements and related disclosures.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. While the Company is continuing to assess all potential impact of this standard, it expects most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

In May, 2017, the FASB issued ASU No. 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements. While the Company is continuing to assess all potential impact of this standard, it expects most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

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

ASU 2014-09 also creates ASC Subtopic 340-40-Other Assets and Deferred Costs-Contracts with Customers (“ASC 340-40”), which requires an entity to recognize an asset certain types of costs related to a contract with a customer within the scope of ASC 606 and amortize the asset over a period consistent with the transfer of the goods and services to which the asset relates. Specifically, the costs required to be capitalized are (a) incremental costs of obtaining a contract with a customer and (b) costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.

ASC 606 and ASC 340-40 (the “new accounting standards”) require the Company to make significant judgments and estimates.  The new accounting standards also require more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has adopted the new accounting standards as of January 1, 2018 using the modified retrospective transition method, in which the two new accounting standards were applied retrospectively with the cumulative effect of initially applying the new accounting standards as an adjustment to the opening balance of retained earnings at January 1, 2018, the date of initial adoption. In accordance with the modified retrospective transition method, the Company applied the new guidance retrospectively only to contracts that were not completed contracts at January 1, 2018.

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

The Company completed its assessment of adoption of ASC 606 2016, and is currently in the process of updating that assessment to reflect changes in contractual terms and the Company’s customary business practices since completion of the initial assessment.

The Company believes the financial statement impact of the expected changes will be minimal.

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

Revenue is generated under sales agreements with multiple deliverables (multiple-element arrangements), comprising the following deliverables:

●	Hospital start up kits (one per site),

●	Surgical support,

●	Training, and

●	The Argus II System.

The deliverables may vary by transaction.

The Company evaluates each deliverable in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. The Company has determined that the elements listed above do not have standalone value to the customer until delivery of all components has occurred.  Accordingly, revenue from multiple-element arrangements is recognized when delivery of all of deliverables has taken place and all other revenue recognition criteria have been met.  Generally, revenue recognition occurs at the time of implantation, but revenue recognition can be delayed if certain training has not been delivered to the implanting sites, or if other revenue recognition criteria have not been met.

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

●	The grant price of the issuances is determined based on the fair value of the shares at the date of grant.

●	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

●	As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding.

●	Volatility is determined based on average historical volatilities of comparable companies in similar industry.

●	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Patent Costs. The Company has over 400 domestic and foreign patents. Due to the uncertainty associated with the successful development of one or more commercially viable products based on Company’s research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs are included in general and administrative expenses in the consolidated statements of operations.

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

The Right was an equity instrument that was accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Right were included in basic earnings per share beginning on their effective issuance date in November 2016.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II System. We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II System at our Sylmar, California facility. Historically, our cost of sales had been greater than our revenues, which resulted in gross losses. During fiscal 2015, due to higher revenues and increased manufacturing output and efficiencies, we generated a positive gross margin. In 2016, in response to growing inventory levels and a decrease in revenue, we reduced our manufacturing output and recorded a reserve for slow-moving inventory, resulting in a gross loss for the year. In 2017, we kept our production low and were able to reduce the reserve for slow-moving inventory, which contributed to generating a positive gross margin in the year. Our product involves technologically complex materials and processes. While we are currently experiencing low yields on our manufacturing process, we expect that over the next few years we will be able to refine our processes and improve our manufacturing yields. We are also producing at less than our capacity which results in unabsorbed overhead costs. In future years, as we produce in greater quantities and improve our manufacturing yields, we expect that we will more consistently generate positive gross margins.

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

●	Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, such as the Orion visual cortical prosthesis. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

●	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II System, seek to expand the indications for the Argus II System, such as AMD, and prepare to initiate clinical studies of potential future products, such as the Orion visual cortical prosthesis.

●	Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities. We expect sales and marketing expenses to increase as we hire additional sales personnel, initiate additional marketing programs, develop relationships with new distributors, and expand the number of doctors and medical centers that buy and implant our Argus II System and any future products.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Years Ended December 31, 2017 and 2016

Worldwide commercial implant volume for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015

Europe and the Middle East	30	30	43
Asia	7	—	—
Canada	7	1	4
United States	31	11	28
Total	75	42	75

Net Sales. Our net sales increased from $4.0 million in 2016 to $8.0 million in 2017, an increase of $4.0 million, or 100%. This increase in net sales was due to a higher number of implants in 2017 versus 2016 as well as a higher level of revenue per implant. In 2017 there were 75 implants compared to 42 in 2016, and the amount of revenue recognized per implant increased from $95,000 in 2016 to $106,000 in 2017.

In both 2017 and 2016, there were 30 implants in Europe and the Middle East (EMEA). With the addition of new centers in South Korea and Taiwan, there were seven implants in Asia, compared to none in the prior year. In the North American market, which includes the United States and Canada, implants increased to 38 in 2017 compared to 12 in 2016. The increase in U.S. implants was due, in part, to our emphasis on our Centers of Excellence (COE) strategy, where we support the implanting sites through staff training, screening of patients, surgery support, and after surgery training for patient programming and rehabilitation. Going forward, we expect our COE strategy to drive growth in North America and, when fully deployed, to help revive growth in EMEA. In the Asian markets, we will focus on opening new centers in additional countries and working with our existing centers to foster growth.

The amount of revenue recognized per implant in a period depends on several factors, including reimbursement policies set by private and government payers, the mix of implants between North America and the rest of the world, exchange rates, payment terms that may affect revenue recognition, and sales of ancillary products, such as clinical start-up kits and surgical supplies. Given the higher 2017 CMS rate in the US, as discussed above, and the higher relative growth in North America compared to the rest of the world, where average selling prices are generally lower than in North America, the overall revenue per implant grew from $95,000 in 2016 to $106,000 in 2017. Looking forward to 2018, even with a reduced CMS reimbursement rate of $122,500 in the US, we expect the revenue mix to continue to favor North America and we expect our average revenue per implant to be in the range of $95,000 to $105,000.

In the United States, the amount of sales revenue recognized per unit has been limited in some situations due to the uncertainties of the reimbursement environment and payment terms. Favorable claims outcomes and the development of positive coverage policies in the United States may eventually result in greater and earlier revenue recognition.

Cost of sales. Cost of sales decreased to $5.1 million in 2017 from $10.1 million in 2016, a decrease of $5.0 million or 50%, resulting in a positive gross margin of 36% in 2017 compared to a negative gross margin of 153% in 2016. In 2017, cost of sales included a $3.1 million credit related to the reduction of a reserve for slow-moving inventory and a $2.8 million charge related to unabsorbed overhead costs, which combined nets to a $0.3 million credit. In 2016, cost of sales included a $4.7 million charge to increase a reserve for slow-moving inventory and a $2.8 million charge related to unabsorbed overhead costs, which combined totals to a $7.5 million charge. Excluding these amounts for changes in inventory reserves and unabsorbed overhead costs, our cost of goods sold would have been $5.4 million in 2017, yielding an adjusted 32% gross margin, and $1.4 million 2016, yielding an adjusted gross margin of 35%. As we move forward, we hope to keep our production level in line with units sold, reducing the need for additions to our inventory reserves. We also hope to sell and manufacture higher amounts of our product, which would lower, or even eliminate, charges for unabsorbed inventory costs. If we are able to achieve both of these goals, we expect that we will be able to achieve positive gross margins consistently.

Research and development expense. Research and development expense increased from $5.3 million in 2016 to $7.9 million in 2017, an increase of $2.6 million, or 49%. The increase is mainly attributable to a $2.0 million, or 83%, decrease of grant revenues which are used to offset research and development expenses. Grant revenues decreased from $2.4 million in 2016 to $0.4 million in 2017. This decrease in grant revenue relates to a 2014 grant from Johns Hopkins University that had been almost completely utilized in prior years was fully applied by the end of the first quarter of 2017.  Excluding the offsetting effect of grant revenue, research and development expense increased by $0.5 million, or 6%, from $7.7 million in 2016 to $8.2 million in 2017. This increase in research and development expenditures relates to $0.9 million of higher spending for people related costs and $0.2 million more spent on consultants and outside services, which was partially offset by $0.6 million in lower expenditures related to supplies and materials used for prototype development. In future years, research and developments expense should continue to increase at a moderate rate, excluding the offsetting benefit of grant revenue, as we continue to move our product development plans ahead.

Clinical and regulatory expense. Clinical and regulatory expense increased from $2.7 million in 2016 to $3.1 million in 2017, an increase of $0.4 million, or 15%. This increase is primarily attributable to higher spending on staff and consultants as we prepared to start new clinical trials for better- vision patients and for the Orion cortical implant. We expect clinical and regulatory expense to increase in 2018 and future years as we expand our clinical trial efforts, especially those related to the Orion cortical implant.

Selling and marketing expense. Selling and marketing expense increased from $9.0 million in 2016 to $9.6 million in 2017, an increase of $0.6 million or 7%. This increase in spending represents an increase of $1.1 million in people related costs, such as salaries, benefits, travel and stock-based compensation, partially offset by a $0.4 million decrease in expenditures on consultants and outside services for items such as legal services, public relations and customer outreach programs. While we expect selling costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased from $10.1 million in 2016 to $10.9 million in 2017, an increase of $0.8 million, or 8%. This increase is primarily attributable to $0.7 million of higher people related costs, primarily higher salaries, bonuses and stock-based compensation, and $0.5 million of higher expenditures on outside services for items such as legal and recruiting services. Partially offsetting this was a $0.4 million swing in bad debt expense, which dropped from an expense of $0.3 million in 2016 to a net recovery of previously written off receivables of $0.1 million in 2017. In future years, we expect general and administrative costs to increase at rate lower than the future growth of revenue.

Net loss. The net loss was $28.5 million in 2017, as compared to $33.2 million in 2016. The $4.7 million decrease in net loss from 2016 to 2017 was primarily attributable to an $8.9 million increase in gross profit, (from a loss in 2016 to a gross margin in 2017), caused mainly by higher revenues and the reversal of charges for excess inventory, offset by $4.3 million in increased operating expenses.

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

In 2016, there were 30 implants in Europe and the Middle East (EMEA) compared to 43 implants in the prior year. The decrease in implants in EMEA is primarily attributable to a decrease of 12 implants in France due, in part, to a potential competitor recruiting RP patients for a clinical trial in France, and a decrease of seven implants in Italy. Germany grew by one implant going from five in 2015 to six in 2016. Elsewhere in EMEA, we saw growth in Saudi Arabia and Turkey with implants increasing by four and one, respectively, in 2016 versus the prior year.

In the United States and Canada (North America), implants decreased to 12 in 2016 compared to 32 in 2015. The decline in U.S. implants was due, in part, to the 2016 Medicare reimbursement level being reduced to $95,000, which in early Q1 2016 was approximately $50,000 below our U.S. list price. We made the decision in late February 2016 to implement temporary discounts in the U.S., lasting through December 2016, to alleviate concerns of our customers that they would lose money on Argus II patient cases due to the difference between the device cost and the reimbursement amount. Additionally, we had hired a new sales leader for North America in the second quarter of 2016 and experienced some turnover in the sales staff. With our new sales team in place, together with a clearly defined Center of Excellence strategy for the U.S., we expect to see a higher level of implants in coming quarters.

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

Research and development expense. Research and development expense increased from $3.0 million in 2015 to $5.3 million in 2016, an increase of $2.3 million, or 77%. The increase is attributable to increased activity in research and development as work to get new products ready for clinical trials and market release. The increase consists of approximately $962,000 related to charges from manufacturing for work on prototypes, $551,000 for people related costs, $671,000 for outside services and consultants and $468,000 for supplies. These increased expenditures were offset, in part, by $488,000 of higher grant revenue recognized in 2016 versus 2015. Excluding grant revenues, which are used to offset expenses, research and development expense increased from $4.9 million in 2015 to $7.7 million, an increase of $2.8 million, or 57%, in 2016 compared to 2015.

Clinical and regulatory expense. Clinical and regulatory expense decreased from $3.5 million in 2015 to $2.7 million in 2016, a decrease of $0.8 million, or 23%. This decrease is primarily attributable to the cost of post-market and other clinical trials to assess the safety and efficacy of our current product, to assess possible enhancements to our existing product, and to assess the efficacy of our technology for treating blindness due to Age-Related Macular Degeneration.

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

Liquidity and Capital Resources

Our Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its current report on our 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above”).

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

During December 2017, the Company issued 598,276 shares of common stock for gross proceeds of approximately $1.2 million as part of its At-the-Market (“ATM”) sales agreement with two different investment banks. The Company paid expenses of approximately $0.1 million resulting in net proceeds of $1.1 million. In the period from January 1, 2018 to February 28, 2018, the Company sold approximately 2.2 million additional shares through its ATM sales agreement, raising gross proceeds of approximately $4.1 million and net proceeds of approximately $4.0 million after expenses.

Working capital was $6.5 million at December 31, 2017, as compared to $9.6 million at December 31, 2016, a decrease of $3.1 million or 32%. Working capital was $9.6 million at December 31, 2016, as compared to $18.8 million at December 31, 2015, a decrease of $9.2 million or 49%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During 2017, we used $23.9 million of cash in operating activities, consisting primarily of a net loss of $28.5 million, decreased by non-cash charges of $1.3 million for depreciation and amortization of property and equipment, stock-based compensation, common stock issuable, bad debt recovery and excess inventory reserve, and decreased by a net change in operating assets and liabilities of $3.3 million.

During 2016, we used $25.1 million of cash in operating activities, consisting primarily of a net loss of $33.2 million, offset by non-cash charges of $9.1 million for depreciation and amortization of property and equipment, stock-based compensation, common stock issuable, bad debt expense, excess inventory reserve, and loss on disposal of property and equipment and increased by a net change in operating assets and liabilities of $1.0 million.

During 2015, we used $20.6 million of cash in operating activities, consisting primarily of a net loss of $20.0 million, offset by non-cash charges of $3.3 million for depreciation and amortization of property and equipment, stock-based compensation, and common stock issuable and increased by a net change in operating assets and liabilities of $3.9 million.

Cash Flows from Investing Activities

Investing activities in 2017 provided $2.8 million of cash, reflecting $3.1 million in proceeds from money market investments offset by $0.3 million for the purchase of equipment.

Investing activities in 2016 provided $4.9 million of cash, reflecting $5.4 million in proceeds from money market investments offset by $0.5 million for the purchase of equipment.

Investing activities in 2015 provided $17.5 million of cash, reflecting $18.3 million in proceeds from money market investments offset by $0.8 million for the purchase of equipment.

Cash Flows from Financing Activities

Financing activities provided $21.2 million of cash in 2017, including $19.7 million from the net proceeds from rights offering, $1.1 million from the net proceeds from our ATM share sales and $0.4 million from the issuance of common stock for ESPP purchases.

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

Our Swiss subsidiary rents office space in Switzerland on a month-to-month basis for CHF 8,200 (currently approximately $8,700) per month.

Future minimum rental payments required under the operating leases are as follows for the years ended December 31 (in thousands).

Years	Amount
2018	$858
2019	884
2020	910
2021	937
2022	158

Total	$3,747

Off-Balance Sheet Arrangements

At December 31, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2017, our cash equivalents consisted solely of money market funds.

Exchange Rate Sensitivity

During 2017, approximately 58% of our revenue was denominated in U.S. dollars, 35% in Euros, and 7% in Canadian dollars. This compares with 2016 when approximately 53% of our revenue was denominated in U.S. dollars, 44% in Euros, and 3% in Canadian dollars. For 2017, 2016 and 2015, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

As of December 31, 2017, management has concluded that our disclosure controls and procedures were not effective because we have not formally documented and tested our key internal controls. Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

This annual report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, we are not required to comply with Section 404(b) because we are an “emerging growth company.”

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

2.    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2017, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has concluded the Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed its testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiencies that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

During its December 31, 2015 and 2016 audits, our independent registered public accounting firm communicated to management and our audit committee that it identified material weaknesses in our internal control over financial reporting due to audit adjustments identified with respect to revenue, accrued expenses, inventory, prepaid and accrued expenses, and stock based compensation. During its December 31, 2017 audit, our independent registered public accounting firm communicated to management and our audit committee that it did not identify any material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weaknesses:

●	Control over Financial Reporting. During the year ended December 31, 2015, we did not consistently perform timely reconciliation of certain accounts, including revenue, deferred revenue, inventory, prepaid and accrued expenses, and stock-based compensation expense. This resulted in the incorrect recording of certain revenue and expenses that required various adjusting entries that we timely and fully recorded as part of the closing process.

●	Tracking of Back-up Prosthesis Units. For every surgery, we ship a back-up prosthesis unit along with the primary unit in case the primary unit cannot be used for some reason. Following a surgery, the unused unit is returned to us. During the year ended December 31, 2015, we did not consistently follow internal procedures regarding the tracking and recordation of returned prosthesis units and the exchange of primary units for back-up units with our customers. When uncorrected, this resulted in an understatement of cost of sales and an overstatement of inventory that required various adjusting entries that we timely and fully recorded as part of the closing process.

●	Updating of Standard Costs. It is a customary practice for manufacturing companies to update their standard costs on a regular basis (at least annually) to ensure that inventory costs are accurately and properly stated. During the year ended December 31, 2016, due to the low level of production during the year and the inventory reserves that were established covering most of 2016 production, the Company did not update its standard costs at December 31, 2016. The Company’s failure to update its standard costs at December 31, 2016 represented a material weakness in its internal control over financing reporting.

While we have taken actions to remediate the specific weaknesses found in fiscal years 2015 and 2016, the Company does not have complete written documentation of its internal control policies, procedures and controls and has not fully completed testing of its key controls. Management evaluated the impact of its failure to have fully tested its internal controls and procedures and has concluded that the control deficiencies that resulted represented a material weakness and that our internal control over financial reporting was not effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Remediation Initiatives

In response to the above identified weaknesses in our internal control over financial reporting, we plan to continue our work in documenting in writing our internal control policies and procedures. We do not have a specific timeline within which we expect to conclude this written documentation process but do expect it to be an on-going process for the foreseeable future. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

Our CEO and CFO, along with other key members of management, are and will be active participants in these remediation processes. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2018 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2018 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in an amendment to this Form 10-K or in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this Form 10-K or in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2018 Proxy Statement and is incorporated herein by reference.

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

Dated: March 20, 2018	Second Sight Medical Products, Inc.

/s/ Jonathan Will McGuire
Jonathan Will McGuire
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	March 20, 2018
Jonathan Will McGuire	(Principal Executive Officer)

/s/ Thomas B. Miller	Chief Financial Officer	March 20, 2018
Thomas B. Miller	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	March 20, 2018
Gregg Williams

/s/ Robert J. Greenberg, M.D., Ph.D.	Director	March 20, 2018
Robert J. Greenberg, M.D., Ph.D.

/s/ William J. Link	Director	March 20, 2018
William J. Link

/s/ Aaron Mendelsohn	Director	March 20, 2018
Aaron Mendelsohn

/s/ Matthew Pfeffer	Director	March 20, 2018
Matthew Pfeffer

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Second Sight Medical Products, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Second Sight Medical Products, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

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

/s/ Gumbiner Savett Inc.

We have served as the Company’s auditor since 2014

Santa Monica, California

March 20, 2018

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$604	$539
Money market funds	7,235	10,336
Accounts receivable, net	1,831	274
Inventories, net	2,700	3,416
Prepaid expenses and other current assets	795	717

Total current assets	13,165	15,282

Property and equipment, net	1,299	1,489
Deposits and other assets	33	39

Total assets	$14,497	$16,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752	$1,156
Accrued expenses	2,425	2,088
Accrued compensation expense	2,611	1,600
Accrued clinical trial expense	779	629
Deferred revenue	48	85
Deferred grant revenue	—	104

Total current liabilities	6,615	5,662

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 57,630 and 42,701 at December 31, 2017 and December 31, 2016, respectively	202,156	186,769
Common stock to be issued	153	153
Additional paid-in capital	40,522	30,697
Notes receivable to finance stock option exercises	—	(2)
Accumulated other comprehensive loss	(572)	(608)
Accumulated deficit	(234,377)	(205,861)

Total stockholders’ equity	7,882	11,148

Total liabilities and stockholders’ equity	$14,497	$16,810

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

Net sales	$7,964	$3,985	$8,950
Cost of sales	5,117	10,076	5,293
Gross profit (loss)	2,847	(6,091)	3,657

Operating expenses:
Research and development, net of grants	7,893	5,347	3,036
Clinical and regulatory	3,062	2,703	3,510
Selling and marketing	9,569	8,989	8,935
General and administrative	10,932	10,080	8,223
Total operating expenses	31,456	27,119	23,704

Loss from operations	(28,609)	(33,210)	(20,047)

Interest income	93	31	2
Other income, net	—	—	27

Net loss	$(28,516)	$(33,179)	$(20,018)

Net loss per common share – basic and diluted	$(0.53)	$(0.84)	$(0.56)

Weighted average shares outstanding – basic and diluted	54,152	39,554	35,637

See accompanying notes to consolidated financial statements.

61

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2017	2016	2015

Net loss	$(28,516)	$(33,179)	$(20,018)

Other comprehensive income (loss):
Foreign currency translation adjustments	36	(27)	(107)
Comprehensive loss	$(28,480)	$(33,206)	$(20,125)

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Common Stock Issuable		Additional Paid- in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2014	35,241	$163,171	16	$166	$24,590	$(171)	$(474)	$(152,664)	$34,618
Issuance of common stock in connection with warrant exercise	140	702	—	—	—	—	—	—	702
Issuance of common stock in connection with cashless warrant exercise	1	—	—	—	—	—	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	53	226	—	—	—	—	—	—	226
Exercise of stock options	574	2,782	—	—	—	—	—	—	2,782
Stock-based compensation expense	—	—	—	—	2,687	—	—	—	2,687
Common stock tendered to exercise stock options	(78)	(993)	—	—	—	—	—	—	(993)
Stock issued or issuable in connection with professional services	23	285	17	39	—	—	—	—	324
Common stock tendered to pay taxes on stock option exercise	(12)	(124)	—	—	—	—	—	—	(124)
Repayment of notes receivable for stock option exercises, net	—	—	—	—	—	166	—	—	166
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(20,018)	(20,018)
Foreign currency translation adjustment	—	—	—	—	—	—	(107)	—	(107)
Comprehensive loss	—	—	—	—	—	—	(107)	(20,018)	(20,125)

Balance, December 31, 2015	35,942	$166,049	33	$205	$27,277	$(5)	$(581)	$(172,682)	$20,263

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

 SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Continued)

	Common Stock		Common Stock Issuable		Additional Paid- in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity

Issuance of common stock and warrants in connection with rights offering, net of expenses	13,653	13,647	—	—	6,021	—	—	—	19,668
Issuance of common stock in connection with Employee Stock Purchase Plan	407	394	—	—	—	—	—	—	394
Repayment of notes receivable for stock option exercises	—	—	—	—	—	2	—	—	2
Stock-based compensation expense	—	—	—	—	3,784	—	—	—	3,784
Issuance of shares of common stock in connection with ATM, net of expenses	598	1,084	—	—	—	—	—	—	1,084
Fair value of stock options issued for services in connection with rights offering	—	—	—	—	20	—	—	—	20
Stock issued in connection with professional services	223	262	5	—	—	—	—	—	262
Issuance of RSU units	48	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(28,516)	(28,516)
Foreign currency translation adjustment	—	—	—	—	—	—	36	—	36
Comprehensive loss	—	—	—	—	—	—	36	(28,516)	(28,480)
Balance, December 31, 2017	57,630	$202,156	82	$153	$40,522	$—	$(572)	$(234,377)	$7,882

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(28,516)	$(33,179)	$(20,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	457	432	335
Loss on disposal of property and equipment	—	2	—
Stock-based compensation	3,784	3,367	2,687
Bad debt (recovery) expense	(142)	258	—
Excess inventory (recovery) reserve	(3,106)	4,728	—
Common stock issued for services	262	272	324
Changes in operating assets and liabilities:
Accounts receivable	(1,413)	955	(793)
Inventories	3,868	10	(2,488)
Prepaid expenses and other assets	(71)	378	(127)
Accounts payable	(419)	446	197
Accrued expenses	331	44	656
Accrued compensation expenses	1,013	(469)	707
Accrued clinical trial expenses	150	13	127
Deferred revenue	(41)	(234)	(278)
Deferred grant revenue	(104)	(2,093)	(1,878)
Net cash used in operating activities	(23,947)	(25,070)	(20,549)
Cash flows from investing activities:
Purchases of property and equipment	(265)	(490)	(762)
Proceeds from money market funds	3,106	5,378	18,279
Net cash provided by investing activities	2,841	4,888	17,517
Cash flows from financing activities:
Net proceeds from sale of common stock in rights offerings and At-the-Market sale of common stock	20,772	19,483	—
Proceeds from exercise of options, warrants and employee stock purchase plan options	396	969	2,883
Payment of employment taxes related to stock option exercises	—	—	(124)
Net cash provided by financing activities	21,168	20,452	2,759
Effect of exchange rate changes on cash	3	30	(107)
Cash:
Net increase (decrease)	65	300	(380)
Balance at beginning of year	539	239	619
Balance at end of year	$604	$539	$239

See accompanying notes to consolidated financial statements.

66

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015

Supplemental cash flow information:

Non-cash financing and investing activities:
Fair value of stock options issued for services rendered in connection with rights offering	$20	$53	$—

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

The Company’s current product, the Argus II system, entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. The began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018.

Going Concern

From inception, the Company’s operations have been funded primarily through the sales of its common stock, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of its Argus II System. During the years ended December 31, 2017, 2016 and 2015, the Company funded its business primarily through:

●	Issuance of common stock and warrants in our Rights Offering in March 2017, which generated net cash proceeds of $19.7 million.

●	Issuance of common stock in our Rights Offering in June 2016, which generated net cash proceeds of $19.5 million.

●	Issuance of common stock through our At-the-Market sales agreement during the fourth quarter of 2017, which generated $1.1 million of net cash proceeds.

●	Revenue of $8.0 million, $4.0 million, and $8.9 million in 2017, 2016 and 2015, respectively, generated by sales of our Argus II System.

The Company’s financial statements have been presented on the basis that its business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on the Company’s operating capital resources and uncertain demand for its product. The Company has incurred recurring operating losses and negative operating cash flows since inception, and it expects to continue to incur operating losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that it does not have sufficient funds to support its operations past the end of the second quarter of 2018. In order to continue business operations past that point, the Company currently anticipates that it will need to raise additional debt and/or equity capital during the next several months. However, there can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to its products, or to discontinue its operations entirely.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Second Sight and Second Sight Switzerland. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets. Actual results could differ from those estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents are carried at fair value. The Company generally invests funds that are in excess of current needs in high credit quality instruments such as money market funds.

Accounts receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers or interest on past due amounts. Management estimates the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. Allowance for doubtful accounts amounted to approximately $74,000 and $213,000 at December 31, 2017 and 2016, respectively.

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

The Company reviews its property and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. There were no impairment losses recognized in 2017, 2016, and 2015.

Depreciation and amortization of property and equipment amounted to $457,000, $432,000 and $335,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $7.9 million, $5.3 million and $3.0 million net of grant revenue, for the years ended December 31, 2017, 2016 and 2015, respectively.

Patent Costs

The Company has over 400 domestic and foreign patents at December 31, 2017. Due to the uncertainty associated with the successful development of one or more commercially viable products based on Company’s research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $684,000, $652,000 and $679,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

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

Revenue is generated under sales agreements with multiple deliverables (multiple-element arrangements), comprising the following deliverables:

●	Hospital start up kits (one per site),
●	Surgical support,
●	Training, and
●	The Argus II System

The deliverables may vary by transaction.

The Company evaluates each deliverable in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within the Company’s control. The Company has determined that the elements listed above do not have standalone value to the customer until delivery of all components has occurred.  Accordingly, revenue from multiple-element arrangements is recognized when delivery of all of deliverables has taken place and all other revenue recognition criteria have been met.  Generally, revenue recognition occurs at the time of implantation, but revenue recognition can be delayed if certain training has not been delivered to the implanting sites, or if other revenue recognition criteria have not been met.

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

Grant Receipts and Liabilities

From time to time, the Company receives grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. During the years ended December 31, 2017, 2016 and 2015 grants offset against operating expenses were $0.4 million, $2.4 million and $1.9 million, respectively.

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

Customer Concentration

During the years ended December 31, 2017, 2016 and 2015, one customer represented 10%, 13%, and 14% of revenue, respectively. No other customer represented 10% or more of revenue in any year.

As of December 31, 2017 and 2016, the following customers comprised more than 10% accounts receivable:

	2017	2016

Customer 1	17%	0%
Customer 2	16%	0%
Customer 3	11%	0%
Customer 4	0%	34%
Customer 5	0%	34%
Customer 6	0%	29%

Geographic Concentration

During the years ended December 31, 2017, 2016 and 2015, regional revenue, based on customer locations which comprised more than 10% of revenues, consisted of the following:

	2017	2016	2015

United States	53%	47%	46%
Italy	13%	17%	20%
France	8%	9%	16%
Germany	3%	12%	6%

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2017 and 2016 include assets amounting to approximately $2.7 million and $1.7 million, respectively, relating to operations of the Company in Switzerland. It is always possible unanticipated events in foreign countries could disrupt the Company’s operations.

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

Money market funds are the only financial instrument that is measured and recorded at fair value on the Company’s balance sheet, and they are considered Level 1 valuation securities in both 2017 and 2016.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

●	The grant price of the issuances, is determined based on the fair value of the shares at the date of grant.
●	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.
●	As permitted by SAB 107, due to the Company’s insufficient history of option activity, management utilizes the simplified approach to estimate the options expected term, which represents the period of time that options granted are expected to be outstanding.
●	Volatility is determined based on average historical volatilities of comparable companies in similar industry.
●	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

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

The formula to determine the number of IPO Supplemental Shares issued on a trigger of the Long Term Investor Right was: (i) $18.00 minus (ii) the average of the highest consecutive closing prices in any 90 day trading period on the principal exchange during the two years after the IPO closing date (the “Measurement Average”) divided by the Measurement Average. Fractional shares issuable to a qualifying IPO Shareholder resulting from the calculation were rounded up to the next whole share of Common Stock, taking into account the aggregate number of Long Term Investor Rights of a holder. Since the highest average of consecutive closing prices over any 90 calendar day period was $13.96 per share, each Long-Term Investor Right was entitled to 0.2894 additional shares of common stock, which is calculated as: ($18.00 - $13.96)/$13.96.

Shortly after the second anniversary of the IPO closing date, an independent public accountant verified the above formula calculation and determined which IPO Shareholders qualified to receive IPO Supplemental Shares. In total, 355,095 shares were distributed to IPO Shareholders’ accounts.

The Long Term Investor Right was an equity instrument that was accounted for as a component of the actual price per common share paid by the investor in the IPO. For basic earnings per share, the common shares associated with the Long Term Investor Right were treated as contingently issuable shares and were not included in basic earnings per share until the actual number of shares were issued in November 2016.

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

Comprehensive and other comprehensive income (loss) is reported on the face of the financial statements. For the years ended December 31, 2017, 2016 and 2015 comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) which, for the Company, consists entirely of foreign currency translation adjustments and there were no material reclassifications from other comprehensive loss to net loss during the years ended December 31, 2017, 2016 and 2015.

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

As of December 31, 2017 pursuant to an analysis done under Section 382, Limitations on Net Operating Losses, of the Internal Revenue Code of 1986, as amended, the Company had $44.5 million and $32.9 million of federal and state operating loss carryforwards, respectively, with which to offset any future taxable income. The federal and state net operating loss carryforwards will begin to expire at various dates from 2033 through 2037. If these loss carryforwards are unavailable for use in future periods, the Company’s results of operations and financial position may be adversely affected.

The Company experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the second quarter of 2017. The ownership change will subject the Company’s net operating loss carryforwards to an annual limitation, which will significantly restrict the Company’s ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of the Company’s stock at the time of the ownership change multiplied by a tax-exempt interest rate specified by the Internal Revenue Service. The Company has analyzed the available information to determine the amount of the annual limitation. Based on information available to the Company, the limitation arising from this ownership change is estimated to range between $1.4 million and $3.7 million annually. In total, the Company estimates that the 2017 ownership change will result in approximately $120 million and $56 million of federal and state net operating loss carryforwards, respectively, expiring unused.

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018.  The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s consolidated financial statements.

Product Warranties

The Company’s policy is to warrant all shipped products against defects in materials and workmanship for up to two years by replacing failed parts. The Company also provides a three-year manufacturer’s warranty covering implant failure by providing a functionally-equivalent replacement implant. Accruals for product warranties are estimated based on historical warranty experience and current product performance trends, and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Although any such adjustments were not material in the years ended December 31, 2017, 2016 and 2015, any such adjustments could be material in the future if estimates differ significantly from actual warranty expense. The warranty liabilities are included in accrued expenses in the consolidated balance sheets.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all common stock warrants and common stock options outstanding were anti-dilutive.

At December 31, 2017, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive (in thousands).

	2017	2016	2015

Long Term Investor Rights	—	—	400
Underwriter’s warrants	802	802	802
Warrants associated with convertible debt	676	1,039	1,039
Warrants associated with 2017 Rights Offering	13,652	—	—
Common stock options	5,675	3,667	3,472
Restricted stock units	83	131	190
Employee stock purchase plan	271	206	93
Total	21,159	5,845	5,996

Recently Adopted Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements — Going Concern (Subtopic 205-10). ASU 2014-15 provided guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing these financial statement management evaluated whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As fully described in Note 1, the Company believes that it does not have sufficient funds to support its operations through the end of second quarter of 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.  If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period.  Management has determined that adoption of this standard did not have a material effect to the financial statements and related disclosures.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes all existing guidance on accounting for leases in ASC Topic 840.  ASU 2016-02 is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet.  ASU 2016-02 will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  ASU 2016-02 is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company generally does not finance purchases of equipment or other capital, but does lease its facilities. While the Company is continuing to assess all potential impact of this standard, it expects most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting.” ASU No. 2017-09 provides clarity and reduces complexity when applying the guidance in Topic 718 for changes in terms or conditions of share-based payment awards. It is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of this new standard will have on its financial statements. While the Company is continuing to assess all potential impact of this standard, it expects most of its lease commitments will be subject to the updated standard and recognized as lease liabilities and right-of-use assets upon adoption.

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

ASU 2014-09 also creates ASC Subtopic 340-40-Other Assets and Deferred Costs-Contracts with Customers (“ASC 340-40”), which requires an entity to recognize an asset certain types of costs related to a contract with a customer within the scope of ASC 606 and amortize the asset over a period consistent with the transfer of the goods and services to which the asset relates. Specifically, the costs required to be capitalized are (a) incremental costs of obtaining a contract with a customer and (b) costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic.

ASC 606 and ASC 340-40 (the “new accounting standards”) require the Company to make significant judgments and estimates.  The new accounting standards also require more extensive disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has adopted the new accounting standards as of January 1, 2018 using the modified retrospective transition method, in which the two new accounting standards were applied retrospectively with the cumulative effect of initially applying the new accounting standards as an adjustment to the opening balance of retained earnings at January 1, 2018, the date of initial adoption. In accordance with the modified retrospective transition method, the Company applied the new guidance retrospectively only to contracts that were not completed contracts at January 1, 2018.

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

The Company completed its assessment of adoption of ASC 606 2016, and is currently in the process of updating that assessment to reflect changes in contractual terms and the Company’s customary business practices since completion of the initial assessment.

The Company believes the financial statement impact of the expected changes will be minimal.

 Management believes that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on the Company’s financial statement presentation or disclosures.

3. Money Market Funds

Money market funds at December 31, 2017 totaled $7,235,000 and consisted of $698,000 in the City National Rochdale Government Fund Class S, $6,366,000 in the FFI Institutional Fund, and $171,000 held in a deposit account in Switzerland as security for the performance of contracts. Money market funds at December 31, 2016 totaled $10,336,000 and consisted of $218,000 in the City National Rochdale Government Fund Class S, $9,995,000 in the FFI Institutional Fund, and $123,000 held in a deposit account in Switzerland as security for the performance of contracts.

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

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2017 and 2016 (in thousands).

	Total	Level 1	Level 2	Level 3

December 31, 2017:
Money market funds	$7,235	$7,235	$—	$—

December 31, 2016:
Money market funds	$10,336	$10,336	$—	$—

4. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016

Raw materials	$485	$477
Work in process	2,620	5,032
Finished goods	1,660	3,284
	4,765	8,793
Allowance for excess and obsolescence	(2,065)	(5,377)
Inventories, net	$2,700	$3,416

During the year-ended December 31, 2017, the Company reversed $ 3.1 million of the 2016 charge for excess inventory based upon increased sales volumes in 2017. During the year-ended December 31, 2016, the Company recorded a charge of $4.7 million for excess inventory determined by management based on projected sales volumes in 2017.

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Laboratory equipment	$2,450	$2,300
Computer hardware and software	1,329	1,220
Leasehold improvements	298	288
Furniture, fixtures and equipment	46	45
	4,123	3,853
Accumulated depreciation and amortization	(2,824)	(2,364)
Property and equipment, net	$1,299	$1,489

5. Grants

In September 2014, the Company entered into a Joint Research and Development Agreement or JRDA with The Johns Hopkins University Applied Physics Laboratory or APL. The JRDA includes a subcontract to do research under a grant received by APL. Under the JRDA, the Company has agreed to perform research regarding integration of APL research in to a visual prosthesis system. In October, 2014, APL paid the Company $4.1 million in one lump sum to conduct its portion of the research. The JRDA also includes a license from APL to the Company, for the life of any patents resulting from APL’s portion of the research. The APL portion of the research includes image processing enhancements for a visual prosthesis. In exchange for the license, the Company issued 1,000 shares of its common stock to APL, has agreed to pay APL patent prosecution costs, and to pay APL a royalty of 0.25% of net sales of licensed products. The Company recorded funding under the grant as an offset to research and development expenses of $0.1 million in 2017, $2.1 million in 2016, and $1.9 million in 2015.

6. Warrants

Warrants Associated with Convertible Debt

During 2012 and 2013, the Company borrowed money primarily from then existing investors through the issuance of convertible promissory notes (collectively, the “Convertible Notes”) totaling $29.5 million. The Convertible Notes accrued interest at the rate of 7.5% per annum, which was added to the principal amounts. At the time of the Company’s November 2014 IPO, and in accordance with their original terms, the Convertible Notes were converted into 6.6 million shares of the Company’s common stock.

 In connection with the Convertible Notes, the Company issued warrants to purchase 1.2 million shares of the Company’s common stock at a price of $5.00 per share. Until their expiration date, the warrants could be exercised at any time, and from time to time, in whole or in part. In accordance with their amended terms, the warrants expire on the earlier of their expiration dates or upon a change in control event. The 361,909 warrants associated with the Convertible Notes issued in 2012 expired on July 31, 2017. The warrants associated with the Convertible Notes issued in 2013 had an expiration date of February 28, 2018. As of December 31, 2017, there were outstanding warrants associated with the Convertible Notes to purchase 676,494 shares of the Company’s common stock, of which warrants for 240,000 shares were held by a related party.

Underwriter’s Warrant

As a component of the IPO underwriting fee, the Company granted the underwriter a warrant to purchase 805,000 shares of the Company’s common stock at an exercise price of $11.25 per share, which was 25 percent above the offering price to the investors. The warrant is exercisable, in whole or in part, for a period commencing 180 days after the effective date of the registration statement (November 18, 2014) and ending on the fifth anniversary date of the effective date of the registration statement. Underwriter’s warrants to purchase 802,000 of the Company’s common stock are still outstanding at December 31, 2017.

Warrants from March 2017 Right Offering

On March 6, 2017, the Company completed a registered Rights Offering to existing stockholders in which it sold 13.7 million Units at $1.47 per Unit, which was the closing price of the Company common stock on that date. Each Unit consisted of a share of the Company’s common stock and a warrant to purchase an additional share of the Company’s stock for $1.47. The warrants have a five-year life and have been approved for trading on Nasdaq under the symbol EYESW. None of the warrants associated with the Rights Offering had been converted as of December 31, 2017. (See Rights Offerings in Note 8.)

 A summary of warrant activity for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Warrants outstanding at December 31, 2014	1,984	$5.00
Granted	—	—
Exercised	(144)	5.13
Forfeited or expired	—	—
Warrants outstanding at December 31, 2015	1,840	$7.72
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Warrants outstanding at December 31, 2016	1,840	$7.72
Granted	13,652	1.47
Exercised	—	—
Forfeited or expired	(362)	5.00
Warrants outstanding at December 31, 2017	15,130	$2.15	3.90

Warrants exercisable at December 31, 2017	15,130	$2.15	3.90

The estimated aggregate intrinsic value of warrants exercisable at December 31, 2017 was approximately $6.0 million.

7. Employee Benefit Plans

The Company has a 401(k) Savings Retirement Plan that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. For the years ended December 31, 2017, 2016 and 2015, employer contributions to the Plan totaled $142,000, $147,000 and $137,000, respectively.

 The Company is required to contribute to a government-sponsored pension plan for the employees of its Switzerland-based subsidiary. For the years ended December 31, 2017, 2016 and 2015, the employer’s portion of the amounts contributed to the subsidiary’s pension plan on behalf of those employees was $139,000, $132,000 and $134,000, respectively.

8. Equity Securities

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

Long Term Investor Right

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

Common Stock Issuable

Beginning with services rendered in 2014, and with the first payment in June 2015, non-employee members of the Board of Directors were paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. For 2017, for these services the Company issued 223,000 shares with a value of $262,000 and accrued $153,000, which equates to 82,000 shares based on the average closing price of $1.86 for the Company’s common stock during last 20 trading days as of December 31, 2017. For 2016, for these services the Company issued 82,000 shares with a value of $324,000 and accrued $153,000, which equates to 77,000 shares based on the average closing price of $1.98 for the Company’s common stock during last 20 trading days as of December 31, 2016. For 2015, for these services the Company issued 23,136 shares with a value of $285,000 and accrued $205,000, which equates to 33,293 shares based on the average closing price of $6.15 for the Company’s common stock during last 20 trading days as of December 31, 2015. The shares, which have not yet been issued, are excluded from the calculation of weighted average common shares outstanding for EPS purposes.

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

At-the-Market Sales Agreement

During December 2017, the Company issued 598,276 shares of common stock for gross proceeds of approximately $1.2 million as part of its At-the-Market (“ATM”) sales agreement with two different investment banks. The Company paid expenses of approximately $0.1 million resulting in net proceeds of $1.1 million. In the period from January 1, 2018 to February 28, 2018, the Company sold approximately 2.2 million additional shares through its ATM sales agreement, raising gross proceeds of approximately $4.1 million and net proceeds of approximately $4.0 million after expenses.

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

The Company recognized stock-based compensation cost of $3,784,000, $3,367,000 and $2,687,000 during 2017, 2016 and 2015, respectively. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015

Risk-free interest rate	1.92% – 2.25%	1.40% – 2.03%	1.93%–2.21%
Expected dividend yield	0%	0%	0%
Expected volatility	48.0%	47.6% – 48.2%	47.5%–50.4%
Expected term	6.25 years	6.25 years	6.25–6.5 years

Weighted-average grant date calculated fair value	$0.90	$1.97	$6.17

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

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)

Options outstanding at December 31, 2014	3,252	$6.07
Granted	998	12.29
Exercised	(574)	4.85
Forfeited or expired	(204)	7.08
Options outstanding at December 31, 2015	3,472	$8.01
Granted	745	4.18
Exercised	(96)	5.00
Forfeited or expired	(454)	8.66
Options outstanding at December 31, 2016	3,667	$7.23
Granted	2,701	1.80
Exercised	—
Forfeited or expired	(693)	5.38
Options outstanding at December 31, 2017	5,675	$4.87	7.40

Options exercisable at December 31, 2017	2,161	$7.19	5.25

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2017 (in thousands):

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)

$1.12 to 1.97	2,617	40
$2.34 to 4.18	444	169
$4.88 to 5.23	1,116	973
$7.00 to 9.01	805	588
$12.43 to 14.06	693	391
	5,675	2,161

The estimated aggregate intrinsic value of stock options exercisable at December 31, 2017 was approximately $6,000. As of December 31, 2017, there was $4,901,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 2.69 years.

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

During the year ended December 31, 2017, the Company granted stock options to purchase 2,511,150 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.12 to $1.97 per share, which was the fair value of the Company’s common stock on the respective grant dates. The options vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $2,251,000 ($0.54 to $0.96 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.0%, a risk-free interest rate of 1.92% to 2.25%, and an expected dividend rate of 0%.

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

In October 2017, the Company granted stock options to purchase 150,000 shares of common stock to an outside contractor in connection with his services. The options are exercisable for a period of ten years from the date of grant at a price of $1.21 per share, which was the fair value of the Company’s common stock on the grant date. The options vest over a four year period. The unvested portion of these stock options is remeasured by the Company at each reporting period. The fair value of these options, as remeasured pursuant to the Black-Scholes option-pricing model at December 31, 2017, was determined to be $175,067 ($1.17 per share). Assumptions used in the model were an expected term of 6.25 years, volatility of 48.0%, a risk-free interest rate of 2.25%, and an expected dividend rate of 0%. The cost of these shares will be expensed over the life of the grants. As of December 31, 2017 $11,000 has been expensed for this grant.

The Company adopted an employee stock purchase plan in June, 2015 for all eligible employees. As of December 31, 2017, the maximum number of shares that may be issued under the plan is 950,000. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the closing fair market value of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 100,000 shares of common stock in any one offering period. At December 31, 2017, 648,534 shares were issued under the stock purchase plan.

The following table presented below summarizes Restricted Stock Unit (RSU) activity for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2014	—	$—
Awarded	190	12.43
Vested	—	—
Forfeited/canceled	—	—
Outstanding as of December 31, 2015	190	$12.43
Awarded	—	—
Vested	59	12.43
Forfeited/canceled	—	—
Outstanding as of December 31, 2016	131	$12.43
Awarded	—	—
Vested	48	12.43
Forfeited/canceled	—	—
Outstanding as of December 31, 2017	83	$12.43

As of December 31, 2017, there was $961,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 1.63 years.

The total stock-based compensation recognized for stock-based awards granted in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015

Cost of sales	$235	$312	$279
Research and development	288	303	208
Clinical and regulatory	329	173	235
Selling and marketing	339	104	442
General and administrative	2,593	2,475	1,523
Total	$3,784	$3,367	$2,687

From time to time, the Company has extended full-recourse loans to certain non-officer employees for the purpose of financing stock option exercises. These loans bear interest ranging from 1.27% to 1.91% per annum and are payable over three years in monthly installments of principal and interest. At December 31, 2017, and 2016 the outstanding balance of such loans, including accrued interest, was $0 and $2,000, respectively. These loans receivable are recorded in the Company’s consolidated financial statements as an offset to stockholders’ equity.

Employment Agreement

On June 19, 2015 the Company entered into an at will employment agreement with Will McGuire to become the Company’s President and Chief Executive Officer. The Company has agreed to pay Mr. McGuire an initial annual salary of $390,000 and he is also entitled to receive performance bonuses which will be based on performance standards and goals established by the Company’s Board of Directors. Upon termination without cause, Mr. McGuire will be entitled to receive severance consisting of his salary for a period of 12 months following such termination and his pro-rated target bonus through the balance of the calendar year in which such termination occurs. As part of the agreement, the Company agreed to grant Mr. McGuire, effective on his official start date as an employee, options to purchase 420,000 shares of the Company’s common stock, the fair value of which was determined to be $2,574,000, of which $643,000, $645,000 and $240,000 was recognized during the years ended December 31, 2017, 2016 and 2015, respectively, and 190,000 RSUs the fair value of which was determined to be $2,362,000, of which $590,000, $591,000 and $220,000 was recognized during the years ended December 31, 2017, 2016 and 2015, respectively. The fair value of the RSUs and the exercise price of the options were both marked at $12.43 which was the closing price of the Company’s stock on Nasdaq on August 17, 2015. The options and RSUs vest over four years, with 25% vesting on the first anniversary of the grant date, and the remainder vesting thereafter in twelve equal installments of 6.25% on the quarterly anniversaries of the grant date.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below (in thousands):

	2017	2016

Stock-based compensation	$3,346	$4,135
Research credits	5,858	5,493
Depreciation	(41)	(36)
Net operating loss carryforwards	11,646	54,509
Inventory reserve	480	1,958
Other	462	847
Total deferred tax assets	21,751	66,906
Valuation allowance	(21,751)	(66,906)
Net deferred tax assets	$—	$—

In assessing the potential realization of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and 2016, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2017 and 2016 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 34% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

As of December 31, 2017, after the ownership change under Section 382(g), the Company had federal and state income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $44.5 million and $32.9 million, respectively. The federal net operating loss carryforwards will expire at various dates from 2035 through 2037. The state net operating loss carryforwards began to expire at various dates from 2033 through 2037. The Company also has a federal and state research and development tax credit carryforwards totaling approximately $3,354,000 and $2,505,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2023 through 2037. The state research and development tax credit carryforwards do not expire.

The Company files income tax returns in the U.S. federal jurisdiction and various states and is subject to income tax examinations by federal tax authorities for tax years ended 2014 and later and by state authorities for tax years ended 2013 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, the Company’s foreign subsidiary, has not had any taxable income in the prior and current years.

On December 22, 2017, the United States government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the existing tax law by, among other things, lowering the United States corporate income tax rate from 35% to 21% beginning in 2018. The Company reviewed and incorporated the impact of the Tax Act in its tax calculations and disclosures. The primary impact on the Company stems from the re-measurement of its deferred taxes at the new corporate tax rate of 21%, which reduced the Company's net deferred tax assets, before valuation allowance, by $7.5 million . Due to the full valuation allowance, the change in deferred taxes was fully offset by the change in valuation allowance. The Tax Act did not have a significant impact on the Company's Consolidated Financial Statements for the year ended December 31, 2017.

11. Product Warranties

A summary of activity in the Company’s warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, for the years ended December 31, 2017, 2016 and 2015 is presented below (in thousands):

	2017	2016	2015

Balance, beginning of year	$1,525	$1,066	$556
Additional accruals	470	727	991
Payments	(236)	(268)	(443)
Adjustments and other	(303)	—	(38)
Total	$1,456	$1,525	$1,066

12. Commitments and Contingencies

Lease Commitment

Effective August 2012, the Company entered into a lease agreement (the “Sylmar Lease”) with a company owned by the major stockholder of the Company for office space for a term of five years that was initially set to expire on February 28, 2017. The Sylmar Lease included rental of additional space commencing January 1, 2013 and a five year option to renew. The lease requires the Company to pay real estate taxes, insurance and common area maintenance each year, and is subject to periodic cost of living adjustments. In April 2014, the Sylmar Lease was renegotiated with the term ending on February 28, 2022, and a five year option to renew. The new lease also requires the Company to pay real estate taxes, insurance and common area maintenance each year and includes automatic increases in base rent each year. In November 2014, the property underlying the Sylmar lease was sold to an unrelated party. The current base rent at this facility is $36,600 per month.

Second Sight Switzerland rents office space in Switzerland on a month-to-month basis for CHF 8,200 (approximately $8,400, at December 31, 2017) per month.

Total rent expense was approximately $1,017,000, $1,050,000 and $954,000 for the years ended December 31, 2017, 2016 and 2015, respectively, and is allocated based on square footage to general and administrative and manufacturing costs in the accompanying consolidated statement of operations..

Future minimum rental payments required under the operating leases are as follows for the years ended December 31 (in thousands).

Years	Amount

2018	$858
2019	884
2020	910
2021	937
2022	158

Total	$3,747

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

One of the licensing agreements requires the Company to pay the licensors a $5,000 annual maintenance fee for the first seven years and a $10,000 annual maintenance fee each year thereafter for as long as the agreement has not been terminated by the Company. The second of these agreements has no stipulated fees. Pursuant to these agreements, the Company has incurred costs of approximately $93,000, $74,000 and $93,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Clinical Trial Agreements

Based upon FDA approval, which was obtained in February 2013, the Company is required to collect follow-up data from subjects enrolled in its pre-approval trial for a period of up to ten years post-implant, which extends this trial through the year 2019. In addition, the Company is conducting three post-market studies to comply with US FDA, French, and European post-market surveillance regulations and requirements. The Company has contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts charged to expense for the years ended December 31, 2017, 2016 and 2015 were $814,000, $786,000 and $1,409,000, respectively.

Litigation, Claims and Assessments

Twenty-one oppositions have been filed by a third-party in the European Patent Office, each challenging the validity of a European patent owned or exclusively licensed by the Company. The outcome of the challenges is not certain, however, if successful, they may affect the Company’s ability to block competitors from utilizing its patented technology. Management of the Company believes a successful challenge will not have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

The Company is party to litigation arising in the ordinary course of business. It is management’s opinion that the outcome of such matters will have not have a material effect on the Company’s financial statements.

13. Quarterly Financial Summary (unaudited)

	Quarters Ended
(in thousands, except per share data)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Product sales	$3,109	$1,610	$2,236	$1,009
Gross profit (loss)	$1,247	$609	$1,109	$(118)
Operating loss	$(7,433)	$(6,749)	$(6,872)	$(7,555)
Net loss	$(7,409)	$(6,716)	$(6,843)	$(7,548)
Net loss per share – basic and diluted	$(0.13)	$(0.12)	$(0.12)	$(0.16)

	Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Product sales	$715	$1,180	$1,037	$1,053
Gross profit (loss)	$(2,593)	$(1,435)	$(2,204)	$141
Operating loss	$(10,383)	$(8,499)	$(8,507)	$(5,821)
Net loss	$(10,370)	$(8,489)	$(8,504)	$(5,816)
Net loss per share – basic and diluted	$(0.24)	$(0.20)	$(0.23)	$(0.16)

14. Subsequent Events

Stock Option Grants

In January 2018, the Company granted stock options to purchase 1,658,872 shares of common stock to employees, including 1,210,000 options that were granted to senior management of the Company. The options are exercisable for a period of ten years from the date of grant with exercise prices ranging from $1.83 to $2.06 per share. The options vest primarily over a four year term, of which one-fourth vests on the one year anniversary of the date of grant and the remaining options vest quarterly over three years thereafter. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $1,625,489 (a weighted average of $0.98 per share).

Severance Agreement

During March 2018, the Company entered into a severance agreement with Gregoire Cosendai, its former Vice President of Clinical Affairs, who was released from work obligations effective January 16, 2018. Under Swiss law, Mr. Cosendai will remain an employee of the Company through April 30, 2018, at which time he will receive five months of voluntary severance pay equal to CHF 103,896, or approximately $110,000.

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