Form 10-Q
period 2018-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2018-05-15
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

As of May 10, 2018, the issuer had 66,632,474 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,014	$7,839
Accounts receivable, net	475	1,831
Inventories, net	2,812	2,700
Prepaid expenses and other current assets	809	795

Total current assets	9,110	13,165

Property and equipment, net	1,258	1,299
Deposits and other assets	39	33

Total assets	$10,407	$14,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,611	$752
Accrued expenses	2,084	2,425
Accrued compensation expense	2,078	2,611
Accrued clinical trial expenses	941	779
Contract liabilities	162	48

Total current liabilities	6,876	6,615

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 59,876 and 57,630 as of March 31, 2018 and December 31, 2017, respectively	206,163	202,156
Common stock issuable	218	153
Additional paid-in capital	41,807	40,522
Accumulated other comprehensive loss	(527)	(572)
Accumulated deficit	(244,130)	(234,377)

Total stockholders’ equity	3,531	7,882

Total liabilities and stockholders’ equity	$10,407	$14,497

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(unaudited)

Net sales	$976	$1,009
Cost of sales	668	1,127
Gross profit (loss)	308	(118)

Operating expenses:
Research and development, net of grants	2,474	1,847
Clinical and regulatory	1,348	614
Selling and marketing	3,011	2,235
General and administrative	3,244	2,741
Total operating expenses	10,077	7,437

Loss from operations	(9,769)	(7,555)
Interest income	16	7

Net loss	$(9,753)	$(7,548)

Net loss per common share – basic and diluted	$(0.17)	$(0.16)

Weighted average common shares outstanding – basic and diluted	59,052	46,193

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)

Net loss	$(9,753)	$(7,548)

Other comprehensive income:
Foreign currency translation adjustments	45	30
Comprehensive loss	$(9,708)	$(7,518)

See accompanying notes.

 SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit
Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148
Issuance of shares of common stock and warrants, net of issuance costs	13,653	13,647	—	—	6,021	—	—	—	19,668
Stock options issuance for services	—	—	—	—	20	—	—	—	20
Common stock issuance for services	—	—	88	65	—	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	981	—	—	—	981
Repayment of notes receivable for stock option exercises	—	—	—	—	—	1	—	—	1

Net loss	—	—	—	—	—	—	—	(7,548)	(7,548)
Foreign currency translation adjustment	—	—	—	—	—	—	30	—	30

Balance, March 31, 2017	56,366	$200,416	165	$218	$37,719	$(1)	$(578)	$(213,409)	$24,365

	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit
Balance, December 31, 2017	57,630	$202,156	82	$153	$40,522	$(572)	$(234,377)	$7,882
Issuance of shares of common stock, net of issuance costs	2,224	3,992	—	—	—	—	—	3,992
Warrants exercise	5	7	—	—	—	—	—	7
Common stock issuance for services	—	—	34	65	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,285	—	—	1,285
Exercise of common stock options	5	8	—	—	—	—	—	8

Net loss	—	—	—	—	—	—	(9,753)	(9,753)
Foreign currency translation adjustment	—	—	—	—	—	45	—	45
Balance, March 31, 2018	59,876	$206,163	116	$218	$41,807	$(527)	$(244,130)	$3,531

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

 (in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,753)	$(7,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111	113
Stock-based compensation	1,285	981
Bad debt expense	—	(52)
Inventory reserve	(109)	(713)
Common stock issuance for services	65	65
Changes in operating assets and liabilities:
Accounts receivable	1,374	(454)
Inventories	21	1,033
Prepaid expenses and other assets	(16)	(108)
Accounts payable	857	(269)
Accrued expenses	(354)	155
Accrued compensation expenses	(534)	8
Accrued clinical trial expenses	161	12
Contract liabilities	114	282
Deferred grant revenue	—	(104)
Net cash used in operating activities	(6,778)	(6,599)

Cash flows from investing activities:
Purchases of property and equipment	(68)	(89)
Net cash used in investing activities	(68)	(89)

Cash flows from financing activities:
Net proceeds from rights offering	—	19,688
Net proceeds from sale of common stock	3,992	—
Proceeds from repayment of note receivable	—	1
Proceeds from exercise of common stock options and warrants	15	—
Net cash provided by financing activities	4,007	19,689

Effect of exchange rate changes on cash	14	15
Cash:
Net increase (decrease)	(2,825)	13,016
Balance at beginning of period	7,839	10,875
Balance at end of period	$5,014	$23,891

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services	$—	$20

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.  Organization and Business Operations

Second Sight Medical Products, Inc. (“Second Sight,” “we,” “us,” or “the Company”) was incorporated in the State of California in 2003. Second Sight develops, manufactures and markets implantable visual prosthetics to enable blind individuals to achieve greater independence.

In 2007, Second Sight formed Second Sight (Switzerland) Sarl, initially to manage clinical trials for its products in Europe, and later to manage sales and marketing in Europe and the Middle East. As the laws of Switzerland require at least two corporate stockholders, Second Sight (Switzerland) Sarl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight  as of March 31, 2018. Accordingly, Second Sight (Switzerland) Sarl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

 Our current product, the Argus II Retinal Prosthesis System (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. During 2016 and 2017 and the quarter ended March 31, 2018, we funded our business primarily through:

●	Issuance of common stock and warrants in our rights offering in March 2017, which generated net cash proceeds of $19.7 million.

●	Issuance of common stock in our rights offering in June 2016, which generated net cash proceeds of $19.5 million.

●	Issuance of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2017 and first quarter of 2018, which has generated $5.1 million of net cash proceeds.

●	Revenue of $1.0 million in the first quarter of 2018, and $8.0 million and $4.0 million, for the year ended December 31, 2017 and 2016, respectively, generated by sales of our Argus II product.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm, in its report on our 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. See Note 10 for subsequent event related to additional financing. We anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

2.   Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2017, contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2018. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Significant Accounting Policies

Our significant accounting policies are set forth in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  We adopted this ASU on January 1, 2018 retrospectively, with the cumulative effect of initial application (which was zero) recognized in accumulated deficit on that date.

Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer’s order and we generally have no ongoing obligations related to product sales, except for normal warranty. We recognize revenue from sales to stocking distributors when there is no right of return and generally have no ongoing obligations related to product sales.

We recognize revenue when a material reversal is no longer probable. Conditions that preclude us from recognizing revenue generally involve new sites with no reimbursement or reimbursement history, and depends on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

 We classify as selling and marketing expense the cost of no charge units and units provided in connection with market development activities whereby we invoice for units but revenue is not recognized due to the probability of material reversal. When revenue is recognized as material reversal is no longer probable, the cost associated with the units is reclassified from selling and marketing expense to the cost of sales.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3. Concentration of Risk

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. We maintain cash and money market funds with financial institutions that management deems reputable. We extend differing levels of credit to our customers, and typically does not require collateral.

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

During the three months ended March 31, 2018 and 2017, the following table shows our revenues by service type:

	Three Months Ended March 31,
	2018	2017

Direct Customers	$659	$1,009

Distributors	317	—

	$976	$1,009

During the three months ended March 31, 2018 and 2017, the following customers each comprises greater than 10% of our total revenues:

	Three Months Ended

	March 31, 2018	March 31, 2017

Customer 1	22%	13%
Customer 2	15%	12%
Customer 3	14%	—%
Customer 4	12%	—%
Customer 5	11%	9%
Customer 6	11%	—%
Customer 7	—%	21%
Customer 8	—%	14%
Customer 9	—%	14%

As of March 31, 2018 and December 31, 2017, the following customers each comprises greater than 10% of our total accounts receivable:

	March 31, 2018	December 31, 2017
	(unaudited)
Customer 1	59%	16%
Customer 2	22%	8%
Customer 3	19%	5%
Customer 4	—%	17%
Customer 5	—%	11%

Geographic Concentration

During the three months ended March 31, 2018 and 2017, regional revenue based on customer locations which each comprises greater than 10% of our total revenues, consist of the following:

	Three Months Ended

	March 31, 2018	March 31, 2017

United States	53%	58%
Italy	15%	12%
Singapore	12%	—%
Korea	11%	—%
Canada	—%	22%

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 each include assets amounting to $2.7 million relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

4. Fair Value Measurements

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

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that we have the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

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

Cash equivalents which includes money market funds are the only financial instrument measured and recorded at fair value on our consolidated balance sheet, and they are valued using Level 1 inputs.

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

March 31, 2018 (unaudited):
Money market funds	$4,176	$4,176	$—	$—

December 31, 2017:
Money market funds	$7,235	$7,235	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Raw materials	$406	$485
Work in process	2,004	2,620
Finished goods	2,357	1,660

	4,767	4,765

Allowance for excess and obsolete inventory	(1,955)	(2,065)
Inventories, net	$2,812	$2,700

Property and equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Laboratory equipment	$2,470	$2,450
Computer hardware and software	1,380	1,329
Leasehold improvements	298	298
Furniture, fixtures and equipment	46	46

	4,194	4,123

Accumulated depreciation and amortization	(2,936)	(2,824)

Property and equipment, net	$1,258	$1,299

6. Equity Securities

Common Stock Issuable

Non-employee members of the Board of Directors are paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. As of March 31, 2018, we accrued $0.2 million for these services, which equates to 116,000 shares. These shares have not yet been issued and are excluded from weighted average common shares outstanding in the calculation of net loss per share since their effect would have been anti-dilutive.

Potentially Dilutive Common Stock Equivalents

As of March 31, 2018 and 2017, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,
	2018	2017

Common stock warrants issued to underwriter of initial public offering	802	802
Common stock warrants issued in connection with convertible debt	—	1,038
Common stock warrants issued in connection with March 2017 rights offering	13,647	13,652
Common stock options	7,921	5,608
Common stock issuable	116	165
Restricted stock units	71	119
Employee stock purchase plan	229	208

Total	22,786	21,592

7. Warrants

A summary of warrants activity for the three months ended March 31, 2018 is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding as of December 31, 2017	15,130	$2.15	3.90
Issued	—
Exercised	(5)	1.47
Forfeited or expired	(676)	5.00

Warrants outstanding as of March 31, 2018	14,449	$2.01	3.85

Warrants exercisable as of March 31, 2018	14,449	$2.01	3.85

The intrinsic value of warrants outstanding as of March 31, 2018 was $6.1 million.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the three months ended March 31, 2018 is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding as of December 31, 2017	5,675	$4.87	7.40
Granted	2,339	$2.00
Exercised	(5)	$1.73
Forfeited or expired	(88)	$4.31

Options outstanding as of March 31, 2018	7,921	$4.03	7.61

Options exercisable as of March 31, 2018	2,766	$6.25	5.42

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2018 was $33,000. As of March 31, 2018, there was $5.9 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.0 years.

During the three months ended March 31, 2018, we granted stock options to purchase 2,339,372 shares of common stock to certain employees and a contractor. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.80 to $2.06 per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $2.3 million ($0.85 to $1.00 per share) using the following assumptions: expected term of 5.5 to 6.1 years, volatility of 48.0%, risk-free interest rate of 2.32% to 2.74%, and expected dividend rate of 0%.

During the three months ended March 31, 2018, we recorded $0.2 million of stock-based compensation expense related to modifications of 558,022 options for an employee who resigned and became a consultant.

The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2017	83	$12.43
Awarded	—	—
Vested	(12)	—
Forfeited/canceled	—	—
Outstanding as of March 31, 2018	71	$12.43

As of March 31, 2018, there was $0.8 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 1.4 years.

Stock-based compensation expense recognized for stock-based awards granted under the 2011 Plan and the ESPP in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended

	March 31, 2018	March 31, 2017
Cost of sales	$65	$82
Research and development	103	57
Clinical and regulatory	92	49
Selling and marketing	123	94
General and administrative	902	699
Total	$1,285	$981

9.  Litigation, Claims and Assessments

Twenty-two oppositions have been filed by third-parties in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by us. The outcome of the challenges is not certain, however, if successful, they may affect our ability to block competitors from utilizing some of its patented technology in Europe. We do not believe a successful challenge will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our results of operations.

10.  Subsequent Event

We entered into a stock purchase agreement on May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 6,756,757 shares of common stock priced at $1.48 per share, the last reported sale price of the common stock on that date. Gregg Williams is Chairman of the Board of Directors of Second Sight. This placement of common stock yielded gross proceeds of approximately $10 million. No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with this transaction. The shares issuable to the purchasers under the Securities Purchase Agreement will be issued pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act of 1933. We relied on this exemption from registration based in part on representations made by the purchasers.

On April 25, 2018, we entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Dr. Robert J. Greenberg, a former executive and director of the Company. Pursuant to the terms of the Separation Agreement, the Company agreed to pay Dr. Greenberg as severance a gross amount of $0.4 million and with respect to options previously granted to Dr. Greenberg which were vested and outstanding as of April 3, 2018, the date on which Dr. Greenberg resigned his positions with us, to extend the exercise period until, the earlier of (i) ten years from the applicable option grant date or (ii) October 3, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2017 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 20, 2018. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this report.

 Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that are intended to create an artificial form of useful vision for blind individuals. Our principal offices are located in Los Angeles, California. We also have an office in Lausanne, Switzerland, that manages our commercial operations and supports clinical activities in Europe, the Middle East, and Asia-Pacific.

Our current product, the Argus ® II System (“Argus II”), treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II is the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. By creating an artificial form of useful vision in patients who otherwise have total sight loss, the Argus II can provide benefits which include:

●	restoring independence through a renewed ability to navigate independently in unfamiliar environments;

●	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk;

●	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away;

●	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching the moving streams of lights from fireworks;

●	enabling some patients to re-enter the workforce through multiple vocations that become possible because of Argus II; and

●	improving patients’ well-being and ability to perform activities of daily living.

The Argus II System provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and there is no clear evidence that it can slow or reverse the progression of the disease. The majority of patients receive a significant benefit from the Argus II, however results can vary and some patients report receiving little or no benefit.

Our major corporate, clinical and regulatory milestones include:

●	In 1998, Second Sight was founded.

●	In 2002, we commenced clinical trials in the U.S. for our prototype product, the Argus I retinal prosthesis.

●	In 2007, we commenced clinical trials in the U.S. for the Argus II, which later became our first commercial product.

●	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II.

●	In 2013, we received marketing approval from the FDA in the U.S. for the Argus II.

●	In 2014, we launched the Argus II in the U.S., completed our initial public offering (“IPO”), and began trading on NASDAQ under the symbol “EYES.”

●	In January 2016, we successfully implanted and activated a wireless cortical visual prosthesis in a human.

●	In November 2017, the FDA granted Expedited Access Pathway Designation for the Orion.

●	In the first quarter of 2018, first-in-human Orion was successfully implanted, activated and tested at UCLA.

Currently, we have a total of approximately 120 employees involved in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. During 2016 and 2017 and the three months ended March 31, 2018, we funded our business primarily through:

●	Issuance of common stock and warrants in our rights offering in March 2017, which generated net cash proceeds of $19.7 million.

●	Issuance of common stock in our rights offering in June 2016, which generated net cash proceeds of $19.5 million.

●	Issuance of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2017 and first quarter of 2018, which has generated $5.1 million of net cash proceeds.

●	Revenue of $1.0 million in the first quarter of 2018, and $8.0 million and $4.0 million, for the year ended December 31, 2017 and 2016, respectively, generated by sales of our Argus II product.

In November 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold 2.2 million shares of common stock for additional net proceeds of $4.0 million under the Sales Agreement. No shares have been sold since February 2018 under the Sales Agreement. We are utilizing these proceeds to further develop and enhance our products, support operations and for general corporate purposes.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Management has concluded that there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm, in its report on our 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. See Note 10 for subsequent event related to additional financing. We anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Insurance Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the price of the Argus II System, our sales would be limited without the availability of third party reimbursement. In the U.S., coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. Coverage and payment vary by payer. The majority of Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare, sometimes referred to as Medicare Fee-for-Service (“FFS”) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

●	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (“MACs”) that administer various geographic regions of the U.S. The Argus II is authorized for coverage, when medically necessary in eight of 12 MAC jurisdictions (comprising 31 states). Effective January 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) established a 2018 national average payment rate of $122,500 for both the procedure and the Argus II Retinal Prosthesis System when furnished in a hospital outpatient department.

●	Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans may allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. In 2015, 2016 and 2017 combined, a large majority of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.

●	Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

 We retain employees and utilize consultants with insurance reimbursement expertise dedicated to expand and enhance coverage decisions. Currently, eight of 12 Medicare jurisdictions authorize coverage of the Argus II in 31 states, two territories and the District of Columbia when medically necessary, including:

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

● Novitas (JL -- Delaware, District of Columbia, Maryland, New Jersey and Pennsylvania)

We are actively engaged with the remaining MACs and are committed to supporting their requests for additional information and clinical evidence. We expect that additional positive coverage decisions will be issued over time but cannot predict timing or ultimate success with each MAC.

Within Europe, we have obtained reimbursement approval or funding in Germany, France, one region of Italy, and a Commissioning through Evaluation (CtE) in program England.

We are seeking additional reimbursement approvals in other countries in Europe and international markets.

In France, we were selected to receive the first “Forfait Innovation” (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, we are conducting a post-market study in France which has enrolled a total of 18 subjects who are being followed up for two years.  The French program also funds implantation of up to 18 additional patients that are not part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France, however, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

In December 2016, NHS England announced it would cover 10 Argus implantations as part of a CtE program. The CtE program is especially designed for treatments that show significant promise for the future, while new clinical and patient experience data are collected within a formal evaluation program. This program is similar to the Forfait Innovation program in France. NHS England is known to be under significant financial pressure and also highly selective in adopting innovative technologies – which must demonstrate sufficient value for the cost expended. This program is progressing slower than expected and we now believe implants under this program will not begin until late 2018 or early 2019.

To date, our marketing activities have focused on raising awareness of the Argus II with potential patients, implanting physicians, and referring physicians. Our marketing activities include exhibiting, sponsoring symposia, and securing podium presence at professional and trade shows, securing journalist coverage in popular and trade media, attending patient meetings focused on educating patients about existing and future treatments, and sponsoring information sessions for the Argus II. In the United States, our efforts also focus on media advertisements dedicated to RP patients and their families.

Product and Clinical Development Plans

The Argus II is currently approved for RP patients with bare or no light perception in the US, and in Europe for severe to profound vision loss due to outer retinal degeneration, such as from RP, choroideremia, and other similar conditions. The number of people who are legally blind due to RP is estimated to be about 25,000 in the US, 42,000 in Europe, and about 375,000 total worldwide. A subset of these patients would be eligible for the Argus II since the approved baseline vision for the Argus II is worse than legally blind (20/200).

We believe an opportunity exists to expand the use of our Argus II technology to better sighted individuals with RP who are currently not being treated. To achieve this market expansion, we plan to request a label expansion from the FDA and are undertaking multiple development efforts to improve the technology’s performance, including:

●	Clinical trials with better-vision individuals;

●	Development of advanced retina stimulation techniques that we believe can improve the quality or usefulness of the vision provided by Argus II;

●	Redesign of the externals (glasses, camera, and video processing unit) that will provide a next-generation platform capable of supporting the commercial implementation of improved image processing capabilities and advanced retina stimulation techniques in late 2018 or 2019.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. We submitted an IDE application to the FDA in 2017 to begin a human feasibility study of the Orion visual prosthesis system. Enrollment began for this study in January 2018 and, to date, four out of five planned subjects have been implanted. This study will confirm initial findings in our human pilot study we announced in the fourth quarter of 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to a pivotal clinical trial in 2019.

We began a five-subject pilot study in the United Kingdom in June 2015 to determine the utility of the Argus II System for use in persons suffering from dry AMD. In the second quarter of 2016 we completed enrollment and continue to track the subjects via the site in Manchester. The subjects have reported the ability to integrate their native peripheral vision with their artificial central vision. Subjects also report that they enjoy using their Argus system. To date, however, the subjects have not demonstrated significant objective benefit over their residual vision when using the Argus II. We have opted to finish out the study but not extend or expand at this time. Current performance of the patients and their related clinical outcomes do not justify enrolling additional patients.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the United States Securities and Exchange Commission requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  We adopted this ASU on January 1, 2018 retrospectively, with the cumulative effect of initial application (which was zero) recognized in accumulated deficit on that date.

Revenue from product sales and supplies is generally recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable.  The prices at which we sell our products are fixed and determinable at the time we accept a customer’s order and we generally have no ongoing obligations related to product sales, except for normal warranty. We recognize revenue from sales to stocking distributors when there is no right of return and generally have no ongoing obligations related to product sales.

We recognize revenue when a material reversal is no longer probable. Conditions that preclude us from recognizing revenue generally involve new sites with no reimbursement or reimbursement history, and depends on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

We classify as selling and marketing expense the cost of no charge units and units provided in connection with market development activities whereby we invoice for units but revenue is not recognized due to the probability of material reversal. When revenue is recognized as material reversal is no longer probable, the cost associated with the units is reclassified from selling and marketing expense to the cost of sales.

There have been no other material changes to our critical accounting policies during the three months ended March 31, 2018.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II product. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Our objective is to increase our product revenue over the next several years as we pursue commercialization of our product, as our product becomes more well-known and accepted in the market, and as insurance coverage becomes more widespread.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II System at our Los Angeles, California facility. Our product involves technologically complex materials and processes. While we are currently experiencing low yields on our manufacturing process, we expect that over the next few years we will be able to refine our processes and improve our manufacturing yields. We are also producing at less than our capacity which results in unabsorbed overhead costs. In future years, we expect to produce in greater quantities and improve our manufacturing yields and we expect that we will more consistently generate positive gross margins. We record cost of sales when products are shipped except in the case of new sites without reimbursement coverage or prior reimbursement experience, which may differ from the period we are able to record revenue. Such timing differences may cause our reported results of operations to be difficult to compare from period to period.

Operating Expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, clinical and regulatory, sales and marketing, and general and administrative. Our operating expenses also include a non-cash component related to the amortization of deferred stock-based compensation allocated to research and development, clinical and regulatory, sales and marketing and general and administrative personnel. From time to time we have received grants from institutions or agencies, such as the National Institutes of Health, to help fund the some of the cost of our development efforts. We have recorded these grants as reductions to operating expenses.

●	Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, such as the Orion visual cortical prosthesis. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

●	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II, seek to expand the indications for the Argus II, such as AMD, and prepare to initiate clinical studies of potential future products, such as the Orion visual cortical prosthesis.

●	Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities including the cost of units consumed as demos or samples. We expect sales and marketing expenses to increase as we hire additional sales personnel, initiate additional marketing programs, develop relationships with new distributors, and expand the number of doctors and medical centers that buy and implant our Argus II product and any future products.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended March 31, 2018 and 2017

We implanted a total of 16 Argus II products during the first quarter of 2018, compared to 14 in the same period of the prior year. Of these, six implants were in Europe, the Middle East and Asia (EMEA) in both the first quarter of 2018 and the first quarter of 2017. The first Argus II implant in Asia occurred in March 2017 in Taipei, Taiwan.

In North America, there were ten implants in the first quarter of 2018 compared to eight implants in the first quarter of the prior year. Of these, there were five implants in the U.S. and three implants in Canada in the first quarter of 2017 compared to nine in the U.S. and one in Canada in the first quarter of 2018.

Net Sales. Net sales were relatively flat at $1.0 million in the first quarter of 2017 and in same period in 2018. Revenue was recognized for nine units in both periods and revenue from four units was delayed during the first quarter of 2018 while revenue from two units was delayed in the prior year quarter. We constrained $0.4 million of invoiced revenue from recognition during the first quarter of 2018 until we remove uncertainties related to our customers’ reimbursement practices and their underlying ability to receive reimbursement. We expect that this revenue will be recognized in a future quarter. We expect our overall average invoiced revenue per unit sold for the full year 2018 to be higher than we experienced during the full year 2017, as we expect North America to represent a greater overall geographic mix of our revenue for 2018. We expect pricing in North America to be higher on average than in our EMEA direct and indirect markets.

Revenue recognized per implant was $61,000 in the first quarter of 2018 compared to $72,000 in the same period of the prior year. The lower revenue per implant is due mainly to four implants that were performed in the first quarter but revenue recognition has been delayed. We deferred $0.4 million of revenue from recognition during the quarter until we remove uncertainties related to our customers’ reimbursement practices and underlying ability to receive reimbursement. We expect that this deferred revenue will be recognized in a future quarter. We will continue to offer discounted Argus II products from time to time to accelerate market acceptance of our product. We expect our average revenue per implant for the remainder of 2018 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales decreased by approximately $0.4 million, or 36%, from $1.1 million in the first quarter 2017 to $0.7 million in the first quarter of 2018.  Cost of sales in the first quarter of 2018 consists primarily of the cost of products shipped in the quarter of $0.4 million and $0.4 million for unabsorbed overhead costs which was partially offset by a reduction in the reserve for excess inventory of $0.1 million.  In the first quarter of 2017, the cost of sales included approximately $0.8 million for the cost of products shipped less an adjustment of $0.7 million for a reduction in the reserve for excess inventory and approximately $1.0 million for unabsorbed overhead costs.  For the next few quarters we expect that unabsorbed overhead costs will remain high until we ramp up production.  We also expect that we will continue to reverse our reserve for excess inventory which will offset the cost of products that we ship.

Research and development expense. Research and development expense, net of funding received from grants, increased by $0.6 million, or 32%, from $1.9 million in the first quarter of 2017 to $2.5 million in the first quarter of 2018. The increase from the prior year was primarily due to increased headcount, outside services, costs for internally produced prototypes for next generation products. In the first quarter of 2018, we utilized $34,000 of grant funds to offset costs compared to $0.1 million in the same quarter of the prior year. Excluding the effect of grants, research and development expense increased by $0.6 million in the current year quarter, primarily due to an increase in expenditures related to next generation products.

Clinical and regulatory expense. Clinical and regulatory expense increased $0.7 million, or 117%, from $0.6 million in the first quarter of 2017 to $1.3 million in the first quarter of 2018. This increase is primarily attributable to increased enrollment in post-market studies due to the higher level of implants over the last twelve months and costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase in the future as we (i) increase our implant run rate and enroll more patients in post market clinical studies for regulatory authorities, and (ii) conduct additional clinical trials to assess new products such as the Orion I, enhancements to our existing product and for better sighted patients.

Selling and marketing expense. Selling and marketing expense increased $0.8 million, or 36%, from $2.2 million in the first quarter of 2017 to $3.0 million in the first quarter of 2018. This increase in costs was primarily the result of increased headcount, a $0.3 million increase in salaries, stock based compensation, commissions, a $0.3 million increase due to increased market development activities and $0.2 million increase in costs related to additional travel costs. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $0.5 million, or 19%, from $2.7 million in the first quarter of 2017 to $3.2 million in the same period of 2018. This increase is primarily attributable to $0.3 million in higher compensation costs, including higher bonus, salaries and stock-based compensation charges while the remaining increase relates to increased outside services and infrastructure costs.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its current report on our 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above”).

In March 2017, we successfully completed an additional rights offering to existing shareholders, raising proceeds of approximately $19.7 million net of cash offering costs, through the sale of 13,652,341 units at $1.47 per unit. Each unit consisted of a share of common stock and a five-year warrant with an exercise price of $1.47.

During the three months ended March 31, 2018, we issued 2,224,000 shares of common stock for net proceeds of approximately $4.0 million as part of our At Market Issuance Sales Agreement (“Sales Agreement”) with two separate investment banks.

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. See Note 10 for subsequent event related to additional financing. In order to continue business operations past that point, we will need to raise additional debt and/or equity capital. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy our ongoing cash requirements, then we would be required to scale back or discontinue our technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require us to relinquish rights to our products, or to discontinue our operations entirely.

Cash and cash equivalents decreased by $2.8 million, or 36%, from $7.8 million as of December 31, 2017 to $5.0 million as of March 31, 2018. Working capital was $2.2 million as of March 31, 2018, as compared to $6.5 million as of December 31, 2017, a decrease of $4.3 million, or 66%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first three months of 2018, we used $6.8 million of cash in operating activities, consisting primarily of a net loss of $9.8 million, offset by non-cash charges of $1.4 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve and common stock issuable and increased by a net change in operating assets and liabilities of $1.6 million. During the first three months of 2017, we used $6.6 million of cash in operating activities, consisting primarily of a net loss of $7.5 million, offset by non-cash charges of $0.4 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt expense and common stock issuable and cash increased by a net change in operating assets and liabilities of $0.5 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first three months of 2018 and 2017 was $0.1 million for the purchase of equipment in each period.

Cash Flows from Financing Activities

Financing activities provided $4.0 million of cash in the first three months of 2018, primarily from proceeds of common stock sold under the Sales Agreement during the quarter. Financing activities provided $19.7 million of cash in the first three months of 2017, all from the rights offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2018, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the three months ended March 31, 2018, approximately 76% of our revenue was denominated in U.S. dollars, 24% in Euros. In the same time period the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2018, and in light of material weaknesses identified in our internal controls over financial reporting for the year ended December 31, 2017, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Remediation Plan

We identified control deficiencies which constituted material weaknesses in our internal control over financial reporting as noted in our Annual Report on Form 10-K for the year ended December 31, 2017.

In response to the identified weaknesses in our internal control over financial reporting, we plan to continue to remediate the deficiencies that were identified as well as enhance our internal control policies and procedures. We plan to evaluate and test our internal control policies and procedures through the use of internal and external resources to support management conclusions regarding the effectiveness of our internal controls for the year ended December 31, 2018.

Our CEO and CFO, along with other key members of management, are and will be active participants in the remediation process plan. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting.

In addition, we have implemented new disclosure controls and procedures with key members of management for the three month period ended March 31, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the appointment of John T. Blake as our new CFO on March 26, 2018. Our CFO is involved in the operation of key review controls over financial reporting.

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

Twenty-two oppositions have been filed by third parties in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by us. The outcome of the challenges is not certain, however, if successful, they may affect our ability to block competitors from utilizing some of its patented technology in Europe. We do not believe a successful challenge will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on its operations.

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our financial statements.

Item 1A.	Risk Factors

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 20, 2018.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	May 15, 2018
Jonathan Will McGuire	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	May 15, 2018
John T. Blake	(Principal Financial and Accounting Officer)