Form 10-Q
period 2018-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2018-08-07
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2018, the issuer had 67,074,542 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,476	$7,839
Accounts receivable, net	718	1,831
Inventories, net	3,567	2,700
Prepaid expenses and other current assets	599	795

Total current assets	12,360	13,165

Property and equipment, net	1,191	1,299
Deposits and other assets	66	33

Total assets	$13,617	$14,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,220	$752
Accrued expenses	2,071	2,425
Accrued compensation expense	2,448	2,611
Accrued clinical trial expenses	1,074	779
Contract liabilities	260	48

Total current liabilities	7,073	6,615

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 67,075 and 57,630 as of June 30, 2018 and December 31, 2017, respectively	216,805	202,156
Common stock issuable	—	153
Additional paid-in capital	42,434	40,522
Accumulated other comprehensive loss	(604)	(572)
Accumulated deficit	(252,091)	(234,377)

Total stockholders’ equity	6,544	7,882

Total liabilities and stockholders’ equity	$13,617	$14,497

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$1,907	$2,236	$2,883	$3,245
Cost of sales	836	1,127	1,504	2,254
Gross profit	1,071	1,109	1,379	991

Operating expenses:
Research and development, net of grants	2,422	1,949	4,895	3,796
Clinical and regulatory	1,126	684	2,475	1,298
Selling and marketing	2,879	2,447	5,891	4,682
General and administrative	2,632	2,901	5,875	5,642
Total operating expenses	9,059	7,981	19,136	15,418

Loss from operations	(7,988)	(6,872)	(17,757)	(14,427)
Interest income	27	29	43	36

Net loss	$(7,961)	$(6,843)	$(17,714)	$(14,391)

Net loss per common share – basic and diluted	$(0.12)	$(0.12)	$(0.29)	$(0.28)

Weighted average common shares outstanding – basic and diluted	64,418	56,513	61,750	51,380

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(7,961)	$(6,843)	$(17,714)	$(14,391)

Other comprehensive income (loss):
Foreign currency translation adjustments	(77)	92	(32)	122
Comprehensive loss	$(8,038)	$(6,751)	$(17,746)	$(14,269)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit
Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148
Issuance of shares of common stock and warrants, net of issuance costs	13,653	13,647	—	—	6,021	—	—	—	19,668
Issuance of shares of common stock in connection with employee stock purchase plan	193	189	—	—	—	—	—	—	189
Fair value of stock options issued for services	—	—	—	—	20	—	—	—	20
Common stock issuance for services	223	262	(59)	(132)	—	—	—	—	130
Release of restricted stock units	24	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,916	—	—	—	1,916
Repayment of notes receivable for stock option exercises	—	—	—	—	—	1	—	—	1

Net loss	—	—	—	—	—	—	—	(14,391)	(14,391)
Foreign currency translation adjustment	—	—	—	—	—	—	122	—	122

Balance, June 30, 2017	56,794	$200,867	18	$21	$38,654	$(1)	$(486)	$(220,252)	$18,803

	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit
Balance, December 31, 2017	57,630	$202,156	82	$153	$40,522	$(572)	$(234,377)	$7,882
Issuance of shares of common stock, net of issuance costs	8,981	13,970	—	—	—	—	—	13,970
Issuance of common stock in connection with employee stock purchase plan	226	261	—	—	—	—	—	261
Common stock issued or issuable for services	133	262	(82)	(153)	—	—	—	109
Release of restricted stock units	24	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,912	—	—	1,912
Exercise of common stock warrants	5	7	—	—	—	—	—	7
Exercise of common stock options	76	149	—	—	—	—	—	149

Net loss	—	—	—	—	—	—	(17,714)	(17,714)
Foreign currency translation adjustment	—	—	—	—	—	(32)	—	(32)
Balance, June 30, 2018	67,075	$216,805	—	$—	$42,434	$(604)	$(252,091)	$6,544

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

 (in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(17,714)	$(14,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222	229
Stock-based compensation	1,912	1,916
Bad debt recovery	—	(36)
Inventory reserve	61	(1,456)
Common stock issuance for services	109	130
Changes in operating assets and liabilities:
Accounts receivable	1,100	(704)
Inventories	(947)	1,887
Prepaid expenses and other assets	161	13
Accounts payable	471	(528)
Accrued expenses	(344)	206
Accrued compensation expenses	(162)	224
Accrued clinical trial expenses	294	3
Contract liabilities	213	56
Deferred grant revenue	—	(104)
Net cash used in operating activities	(14,624)	(12,555)

Cash flows from investing activities:
Purchases of property and equipment	(116)	(151)
Net cash used in investing activities	(116)	(151)

Cash flows from financing activities:
Net proceeds from rights offering	—	19,688
Net proceeds from sale of common stock	13,970	—
Proceeds from repayment of note receivable	—	1
Proceeds from exercise of options, warrants and employee stock purchase plan	417	189
Net cash provided by financing activities	14,387	19,878

Effect of exchange rate changes on cash and cash equivalents	(10)	82
Cash and cash equivalents:
Net increase (decrease)	(363)	7,254
Balance at beginning of period	7,839	10,875
Balance at end of period	$7,476	$18,129

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services	$—	$20

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials for its products in Europe, and later to manage sales and marketing in Europe and the Middle East. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of June 30, 2018. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

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

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. During 2016 and 2017 and the six months ended June 30, 2018, we funded our business primarily through:

●	Issuance of common stock in our rights offering in June 2016, which provided net cash proceeds of $19.5 million.
●	Issuance of common stock and warrants in our rights offering in March 2017, which provided net cash proceeds of $19.7 million.
●	Issuance of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2017 and first quarter of 2018, which provided $5.1 million of net cash proceeds.
●	Issuance of common stock in a stock purchase agreement in May 2018, which provided net cash proceeds of $10.0 million.
●	Revenue of $2.9 million in the first six months of 2018, and $8.0 million and $4.0 million, for the year ended December 31, 2017 and 2016, respectively, generated by sales of our Argus II product.

We entered into a stock purchase agreement on May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 6,756,757 shares of common stock priced at $1.48 per share, the last reported sale price of the common stock on that date. Gregg Williams is Chairman of the Board of Directors of Second Sight. This placement of common stock provided net proceeds of $10 million. No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with this transaction. The shares issuable to the purchasers under the Securities Purchase Agreement were issued pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act of 1933. We relied on this exemption from registration based in part on representations made by the purchasers.

In November 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold 2.2 million shares of common stock which provided net proceeds of $4.0 million under the Sales Agreement. No shares have been sold since February 2018 under the Sales Agreement.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted this ASU on January 1, 2018 retrospectively, the cumulative effect of the initial application on our accumulated deficit on that date was immaterial.

We generate our revenue from the sale of our Argus II retinal prosthesis systems, which include the implant and external components. Our product sales generally consist of the implant and related surgical supplies and may include a performance obligation related to post-surgical support.

We sell our products through two main sales channels: 1) directly to customers who use our products (the “Direct Channel”) and 2) to distribution partners who resell our products (the “Indirect Channel”).

Under the Direct Channel, we sell our systems to customers who use our products and we receive payment directly from customers who use our products. Under our Indirect Channel, we have entered into distribution agreements that allow the distributors to sell our systems and fulfill performance obligations for surgical support and post-surgical support.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue is generally recognized upon surgical implant, unless we have a significant post-surgical support performance obligation. We recognize revenue when a material reversal is no longer probable. Conditions that preclude us from recognizing revenue generally involve new customers with no reimbursement or reimbursement history, and depends on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3. Concentration of Risk

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. We maintain cash and money market funds with financial institutions that management deems reputable. We extend differing levels of credit to our customers, and typically do not require collateral.

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Direct customers	$1,798	$1,695	$2,456	$2,704

Distributors	109	541	427	541

Total	$1,907	$2,236	$2,883	$3,245

During the three and six months ended June 30, 2018 and 2017, the following customers each comprises greater than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Customer 1	15%	11%	15%	11%
Customer 2	12%	—%	8%	—%
Customer 3	7%	—%	10%	—%
Customer 4	6%	10%	8%	7%
Customer 5	—%	14%	3%	9%
Customer 6	—%	13%	2%	9%
Customer 7	—%	12%	7%	12%

As of June 30, 2018 and December 31, 2017, the following customers each comprises greater than 10% of our total accounts receivable:

	June 30, 2018	December 31, 2017
	(unaudited)
Customer 1	20%	17%
Customer 2	20%	8%
Customer 3	19%	—%
Customer 4	16%	—%
Customer 5	12%	—%
Customer 6	12%	—%
Customer 7	—%	16%
Customer 8	—%	11%

Geographic Concentration

During the three and six months ended June 30, 2018 and 2017, regional revenue based on customer locations which each comprises greater than 10% of our total revenues, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

United States	56%	50%	55%	52%
France	19%	11%	13%	10%
Italy	15%	11%	15%	11%
Korea	6%	10%	8%	7%
Taiwan	—%	14%	3%	9%

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 include assets amounting to $2.2 million and $2.7 million, respectively, relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

June 30, 2018 (unaudited):
Money market funds	$7,379	$7,379	$—	$—

December 31, 2017:
Money market funds	$7,235	$7,235	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Raw materials	$643	$485
Work in process	2,137	2,620
Finished goods	2,913	1,660

	5,693	4,765

Allowance for excess and obsolete inventory	(2,126)	(2,065)
Inventories, net	$3,567	$2,700

Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Laboratory equipment	$2,468	$2,450
Computer hardware and software	1,423	1,329
Leasehold improvements	298	298
Furniture, fixtures and equipment	46	46

	4,235	4,123

Accumulated depreciation and amortization	(3,044)	(2,824)

Property and equipment, net	$1,191	$1,299

Contract Liabilities

Contract liabilities consist of the following (in thousands):

Beginning balance, December 31, 2017	$48
Consideration received in advance of revenue recognition	233
Revenue recognized	(21)
Ending Balance, June 30, 2018	$260

6. Equity Securities

Common Stock Issuable

Non-employee members of our Board of Directors have been paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. During the six months ended June 30, 2018, we issued a total of 132,996 shares of common stock for annual service through May 31, 2018 to the board members.  Our Director Compensation Policy was amended in December 2017 and board members may elect to receive compensation in cash or stock options, effective with the annual period commencing June 1, 2018.

Potentially Dilutive Common Stock Equivalents

As of June 30, 2018 and 2017, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	June 30,
	2018	2017

Common stock warrants issued to underwriter of initial public offering	802	802
Common stock warrants issued in connection with convertible debt	—	1,038
Common stock warrants issued in connection with March 2017 rights offering	13,647	13,652
Common stock options	7,072	5,536
Common stock issuable	—	18
Restricted stock units	59	107
Employee stock purchase plan	234	222

Total	21,814	21,375

7. Warrants

A summary of warrants activity for the six months ended June 30, 2018 is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding as of December 31, 2017	15,130	$2.15	3.90
Issued	—
Exercised	(5)	1.47
Forfeited or expired	(676)	5.00

Warrants outstanding as of June 30, 2018	14,449	$2.01	3.60

Warrants exercisable as of June 30, 2018	14,449	$2.01	3.60

The intrinsic value of warrants outstanding as of June 30, 2018 was $2.6 million.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the six months ended June 30, 2018 is presented below (in thousands, except per share and contractual life data).

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Options outstanding as of December 31, 2017	5,675	$4.87	7.40
Granted	2,465	$2.00
Exercised	(76)	$1.95
Forfeited or expired	(992)	$3.98

Options outstanding as of June 30, 2018	7,072	$4.03	6.97

Options exercisable as of June 30, 2018	2,766	$6.17	4.40

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2018 was $8,000. As of June 30, 2018, there was $5.0 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.9 years.

During the six months ended June, 2018, we granted stock options to purchase 2,464,872 shares of common stock to certain employees and a contractor. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.80 to $2.07 per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $3.1 million ($1.09 to $1.30 per share) using the following assumptions: expected term of 5.50 to 6.11 years, volatility of 67.0%, risk-free interest rate of 2.32% to 3.00%, and expected dividend rate of 0%.

During the six months ended June 30, 2018, we recorded $0.4 million of stock-based compensation expense related to stock option modifications for executive transitions.

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2018 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2017	83	$12.43
Awarded	—	—
Vested	(24)	—
Forfeited/canceled	—	—
Outstanding as of June 30, 2018	59	$12.43

As of June 30, 2018, there was $0.7 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 1.1 years.

We adopted an employee stock purchase plan in June, 2015 for all eligible employees. At June 30, 2018 the maximum number of shares that may be issued under the plan is 1,550,000. During the six months ended June 30, 2018, 225,887 shares were issued under the stock purchase plan.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Cost of sales	$63	$67	$127	$148
Research and development	107	75	211	132
Clinical and regulatory	11	44	103	93
Selling and marketing	92	112	215	206
General and administrative	354	637	1,256	1,337
Total	$627	$935	$1,912	$1,916

9.  Litigation, Claims and Assessments

Twenty-two oppositions have been filed by third-parties in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by us. The outcome of the challenges is not certain. However, if successful, they may affect our ability to block competitors from utilizing some of our patented technology in Europe. We do not believe a successful challenge will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

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

 Second Sight was founded in 1998 with a mission to develop, manufacture, and market prosthetic devices that are intended to create an artificial form of useful vision for blind individuals. Our principal offices are located in Los Angeles, California. We also have an office in Lausanne, Switzerland that manages our commercial operations and supports clinical activities in Europe, the Middle East, and Asia-Pacific.

Our current product, the Argus ® II system (“Argus II”), treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II is the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. By creating an artificial form of useful vision in patients who otherwise have total sight loss, the Argus II can provide benefits that include:

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

Our major corporate, clinical and regulatory milestones include:

●	In 1998, Second Sight was founded.
●	In 2002, we commenced clinical trials in the U.S. for our prototype product, the Argus I retinal prosthesis.
●	In 2007, we commenced clinical trials in the U.S. for the Argus II, which later became our first commercial product.
●	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II.
●	In 2013, we received marketing approval from the FDA in the U.S. for the Argus II.
●	In 2014, we launched the Argus II in the U.S., completed our initial public offering (“IPO”), and began trading on NASDAQ under the symbol “EYES.”
●	In January 2016, we successfully implanted and activated a wireless cortical visual prosthesis in a human.
●	In November 2017, the FDA granted Expedited Access Pathway Designation for the Orion.
●	In the first quarter of 2018, first-in-human Orion was successfully implanted, activated and tested at the Ronald Reagan UCLA Medical Center (“UCLA”).

Currently, we have approximately 130 employees involved in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II system and future products.

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. During 2016 and 2017 and the six months ended June 30, 2018, we funded our business primarily through:

●	Issuance of common stock in our rights offering in June 2016, which provided net cash proceeds of $19.5 million.
●	Issuance of common stock and warrants in our rights offering in March 2017, which provided net cash proceeds of $19.7 million.
●	Issuance of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2017 and first quarter of 2018, which has provided $5.1 million of net cash proceeds.
●	Issuance of common stock in a stock purchase agreement in May 2018, which provided net proceeds of $10.0 million.
●	Revenue of $2.9 million in the first six months of 2018, and $8.0 million and $4.0 million, for the year ended December 31, 2017 and 2016, respectively, generated by sales of our Argus II product.

We entered into a stock purchase agreement on May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 6,756,757 shares of common stock priced at $1.48 per share, the last reported sale price of the common stock on that date. Gregg Williams is Chairman of the Board of Directors of Second Sight. This placement of common stock provided net proceeds of $10 million. No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with this transaction. The shares issuable to the purchasers under the Securities Purchase Agreement were issued pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act of 1933. We relied on this exemption from registration based in part on representations made by the purchasers.

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

●

Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (“MACs”) that administer various geographic regions of the U.S. The Argus II is authorized for coverage, when medically   necessary in eight of 12 MAC jurisdictions (comprising 31 states). Effective January 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) established a 2018 national average payment rate of $122,500 for both the procedure and the Argus II retinal prosthesis system when furnished in a hospital outpatient department. On July 25, 2018 the Centers for Medicare and Medicaid Services (CMS) posted the proposed rule and related proposed rates for the calendar year (CY) 2019. Medicare Hospital Outpatient Prospective Payment Systems (OPPS) and the CY 2019 Ambulatory Surgical Center (ASC) payment system. In these postings, CMS proposes a national average Medicare hospital outpatient rate for CY 2019 of $137,501 for Argus II and the associated surgical implantation procedure, and a proposed national average ASC rate of approximately $134,225 for the Argus II and related implantation procedure. The CY 2019 final rule and CY 2019 final rates are expected to be released in November 2018.

●

Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for the Argus II, then all Medicare Advantage plans in that MAC jurisdiction are required to offer the same coverage for the Argus II. Individual hospitals and ASCs may negotiate contracts specific to that individual facility, which may include additional separate payment for the Argus II implant system. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans may allow providers to confirm coverage and payment for the Argus II procedure in advance of implantation. Since 2015 a large majority of all Medicare Advantage pre-authorization requests for Argus II procedures were granted.

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

Within Europe, we have obtained reimbursement approval or funding in Germany, France, one region of Italy, and a Commissioning through Evaluation (CtE) program in England.

We are seeking additional reimbursement approvals in other countries in Europe and international markets.

In France, we were selected to receive the first “Forfait Innovation” (Innovation Bundle) from the Ministry of Health, which is a special funding program for breakthrough procedures to be introduced into clinical practice. As part of this program, we are conducting a post-market study in France which has enrolled a total of 18 subjects who are being followed for two years.  The French program also funds implantation of up to 18 additional patients that are not part of the post-market study. After review of the study’s results, we expect Argus II therapy to be covered and funded through the standard payment system in France. However, we can provide no assurance that the French government will continue to fund the Argus II after the first 36 implants.

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

Product and Clinical Development Plans

The Argus II is currently approved for RP patients with bare or no light perception in the US, and in Europe for severe to profound vision loss due to outer retinal degeneration, such as from RP, choroideremia, and other similar conditions. The number of people who are legally blind due to RP is estimated to be about 25,000 in the US, 42,000 in Europe, and about 375,000 total worldwide. A subset of these patients would be eligible for the Argus II since the approved baseline vision for the Argus II is worse than legally blind (20/200). We commissioned 3rd party market research for the size of the RP market that resulted in an estimate of approximately 1,500 patients in the U.S. with advanced RP that could be treated with the Argus II given the eligibility criteria of our label.

We believe an opportunity exists to expand the use of our Argus II technology to better sighted individuals with RP who are currently not being treated. To achieve this market expansion, we have taken steps to request US label expansion with FDA and endeavor to improve the technology’s performance, including:

●	Clinical trials with better-vision individuals;
●	Development of advanced retina stimulation techniques that we believe can improve the quality or usefulness of the vision provided by Argus II;
●

Redesigns of the externals (glasses, camera, and video processing unit) that will provide a next-generation platform capable of supporting the commercial implementation of improved image processing capabilities and advanced retina stimulation techniques in late 2018 or 2019.

We believe that we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion visual prosthesis system. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or AMD. We commissioned 3rd party market research for the potential market for Orion that resulted in initial estimates of over 500,000 individuals in the U.S. who are legally blind due to Glaucoma, Diabetic Retinopathy, Optic Nerve Disease and Eye Trauma and a potential U.S. addressable market of more than 70,000 individuals from this population with vision defined as bare light or no light perception. If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion.

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. We submitted an IDE application to the FDA in 2017 to begin a human feasibility study of the OrionTM visual prosthesis system. Enrollment began for this study in January 2018 and, to date, the five planned subjects have been implanted and had their devices activated; four at UCLA and one at the Baylor College of Medicine (“Baylor”). In addition, during the second quarter of 2018, we submitted and received approval from the FDA to enroll a sixth subject. We are screening for the sixth subject at Baylor. This study will confirm initial findings in our human pilot study we announced in the fourth quarter of 2016 and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to our next clinical trial in 2019.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted this ASU on January 1, 2018 retrospectively, the cumulative effect of the initial application on our accumulated deficit on that date was immaterial.

We generate our revenue from the sale of our Argus II retinal prosthesis systems, which include the implant and external components. Our product sales generally consist of the implant and related surgical supplies and may include a performance obligation related to post-surgical support.

We sell our products through two main sales channels: 1) directly to customers who use our products (the “Direct Channel”) and 2) to distribution partners who resell our products (the “Indirect Channel”).

Under the Direct Channel, we sell our systems to customers who use our products and we receive payment directly from customers who use our products. Under our Indirect Channel, we have entered into distribution agreements that allow the distributors to sell our systems and fulfill performance obligations for surgical support and post-surgical support.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue is generally recognized upon surgical implant, unless we have a significant post-surgical support performance obligation. We recognize revenue when a material reversal is no longer probable. Conditions that preclude us from recognizing revenue generally involve new customers with no reimbursement or reimbursement history, and depends on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

There have been no other material changes to our critical accounting policies during the six months ended June 30, 2018.

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

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II system at our Los Angeles, California facility. Our product involves technologically complex materials and processes. While we are currently experiencing low yields on our manufacturing process, we expect that over the next few years we will be able to refine our processes and improve our manufacturing yields. We are also producing at less than our capacity which results in unabsorbed overhead costs. In future years, we expect to produce in greater quantities and improve our manufacturing yields and we expect that we will more consistently generate positive gross margins. We record cost of sales when products are implanted, which may differ from the period we are able to record revenue. Such timing differences may cause our reported results of operations to be difficult to compare from period to period.

Operating Expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, clinical and regulatory, sales and marketing, and general and administrative. Our operating expenses also include a non-cash component related to the amortization of stock-based compensation for research and development, clinical and regulatory, sales and marketing and general and administrative personnel. From time-to-time we have received grants from institutions or agencies, such as the National Institutes of Health, to help fund the some of the cost of our development efforts. We have recorded these grants as reductions to operating expenses.

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

●

Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II, seek to expand the indications for the Argus II, and prepare to initiate clinical studies of potential future products such as the Orion visual cortical prosthesis.

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

●

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended June 30, 2018 and 2017

We implanted a total of 17 Argus II products during the second quarter of 2018 and 19 in the second quarter of 2017. Of these, eight implants were in Europe, the Middle East and Asia (EMEA) in the second quarter of 2018 and ten implants were in EMEA in the second quarter of 2017.

In North America, there were nine implants in the second quarter of 2018 which equaled the nine implants in the second quarter of the prior year. Of these, there were seven implants in the U.S. and two implants in Canada in the second quarter of 2017 as compared to eight implants in the U.S. and one implant in Canada in the second quarter of 2018.

Net Sales. Net sales were $1.9 million in the second quarter of 2018 as compared to $2.2 million in same period in 2017, a reduction of $0.3 million or 14%. Revenue was recognized for 17 units in the current period while revenue from 20 units was recognized in the prior year quarter. Revenue recognized per implant was approximately $112,000 in the second quarter of 2018 and 2017. We expect our average revenue recognized per implant unit sold for the remainder of 2018 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales decreased by approximately $0.3 million, or 27%, from $1.1 million in the second quarter 2017 to $0.8 million in the second quarter of 2018.  Cost of sales in the second quarter of 2018 consists primarily of the cost of products implanted in the quarter of $0.6 million and an increase in the reserve for excess inventory of $0.2 million.  In the second quarter of 2017, the cost of sales included approximately $1.8 million for the cost of products implanted less an adjustment of $0.7 million for a reduction in the reserve for excess inventory. We expect cost of goods on a per-unit basis to stabilize, particularly related to overhead absorption and excess inventory reserve, as we produce more units.

Research and development expense. Research and development expense, net of funding received from grants, increased by $0.5 million, or 26%, from $1.9 million in the second quarter of 2017 to $2.4 million in the second quarter of 2018. The increase from the prior year was primarily due to increased headcount, outside services, and costs for internally produced prototypes for next generation products. In the second quarter of 2018, we utilized $0.1 million of grant funds to offset costs compared to $24,000 in the same quarter of the prior year. Excluding the effect of grants, research and development expense increased by $0.6 million in the current year quarter, primarily due to an increase in expenditures related to next generation products.

Clinical and regulatory expense. Clinical and regulatory expense increased $0.4 million, or 57%, from $0.7 million in the second quarter of 2017 to $1.1 million in the second quarter of 2018. This increase is primarily attributable to increased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase in the future as we (i) increase our implant run rate and enroll more patients in post market clinical studies for regulatory authorities, and (ii) conduct additional clinical trials to assess new products such as the Orion I, enhancements to our existing product and for better sighted patients.

Selling and marketing expense. Selling and marketing expense increased $0.5 million, or 21%, from $2.4 million in the second quarter of 2017 to $2.9 million in the second quarter of 2018. This increase in costs was primarily the result of a $0.2 million increase due to increased market development activities, $0.2 million increase in costs related to additional travel costs, and $0.1 million increase in headcount and related compensation expenses. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense decreased $0.3 million, or 10%, from $2.9 million in the second quarter of 2017 to $2.6 million in the same period of 2018. This decrease is primarily attributable to $0.1 million in lower compensation costs due to cancelled stock option grants. The remaining decrease relates to decreased outside service costs.

On April 25, 2018, we entered into a Confidential Separation Agreement and General Release (the “Separation Agreement”) with Dr. Robert J. Greenberg, a former executive and director of the Company. Pursuant to the terms of the Separation Agreement, the Company agreed to pay Dr. Greenberg, as severance, a gross amount of $0.4 million and to extend the exercise period of certain vested options until the earlier of (i) ten years from the applicable option grant date or (ii) October 3, 2019. This extension resulted in a charge of $0.1 million in the second quarter of 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

We implanted a total of 33 Argus II products during the first six months of 2018 and 2017. Of these, 14 implants were in EMEA in the first six months of 2018 as compared 16 in the first six months of 2017.

In North America, there were 19 implants in the first six months of 2018 compared to 17 implants in the first six months of the prior year. Of these, there were 12 implants in the U.S. and five implants in Canada in the first six months of 2017 compared to 17 in the U.S. and two in Canada in the first six months of 2018.

Net Sales. Net sales were $2.9 million in the first six months of 2018 as compared to $3.2 million in 2017 a reduction of $0.3 million or 9%. Revenue was recognized for 26 units in the first six months of 2018 as compared to 29 units in the first six months of 2017. Revenue recognized per implant was approximately $111,000 in the first half of 2018 as compared to approximately $112,000 in the first half of 2017. We expect our average revenue recognized per implant unit sold for the remainder of 2018 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales decreased by approximately $0.8 million, or 35%, from $2.3 million in the first six months 2017 to $1.5 million in the first six months of 2018.  Cost of sales in the first six months of 2018 consists primarily of the cost of products implanted in the period of $1.4 million and an increase in the reserve for excess inventory of $0.1 million.  In the first six months of 2017, the cost of sales included approximately $3.7 million for the cost of products implanted less an adjustment of $1.4 million for a reduction in the reserve for excess inventory. We expect cost of goods on a per-unit basis to stabilize, particularly related to overhead absorption and excess inventory reserve, as we produce more units.

Research and development expense. Research and development expense, net of funding received from grants, increased by $1.1 million, or 29%, from $3.8 million in the first six months of 2017 to $4.9 million in the first six months of 2018. The increase from the prior year was primarily due to increased headcount, outside services, costs for internally produced prototypes for next generation products. In the first six months of 2018 and 2017, we utilized $0.1 million of grant funds to offset costs. Excluding the effect of grants, research and development expense increased by $1.2 million in the current year period, primarily due to an increase in expenditures related to next generation products.

Clinical and regulatory expense. Clinical and regulatory expense increased $1.2 million, or 92%, from $1.3 million in the first six months of 2017 to $2.5 million in the first six months of 2018. This increase is primarily attributable to increased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase in the future as we (i) increase our implant run rate and enroll more patients in post market clinical studies for regulatory authorities, and (ii) conduct additional clinical trials to assess new products such as the Orion I, enhancements to our existing product and for better sighted patients.

       Selling and marketing expense. Selling and marketing expense increased $1.2 million, or 26%, from $4.7 million in the first six months of 2017 to $5.9 million in the first six months of 2018. This increase in costs was primarily the result of a $0.5 million increase due to increased market development activities, increased headcount and related $0.4 million increase in compensation expense, and a $0.3 million increase in costs related to additional travel costs. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense increased $0.3 million, or 5%, from $5.6 million in the first six months of 2017 to $5.9 million in the same period of 2018. This increase is primarily attributable to $0.2 million in higher compensation costs. The remaining increase relates to increased travel costs.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings. As a result, our independent registered public accounting firm, in its report on our 2017 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern (see “Going Concern” above).

In March 2017, we successfully completed a rights offering to existing shareholders, raising proceeds of approximately $19.7 million net of offering costs, through the sale of 13,652,341 units at $1.47 per unit. Each unit consisted of a share of common stock and a five-year warrant with an exercise price of $1.47.

During the first three months of 2018, we issued 2,224,000 shares of common stock for net proceeds of approximately $4.0 million as part of our At Market Issuance Sales Agreement (“Sales Agreement”) with two separate investment banks.

We entered into a stock purchase agreement on May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 6,756,757 shares of common stock priced at $1.48 per share, the last reported sale price of the common stock on that date. Gregg Williams is Chairman of the Board of Directors of Second Sight. This placement of common stock provided net proceeds of approximately $10 million. No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with this transaction. The shares issuable to the purchasers under the Securities Purchase Agreement were issued pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act of 1933. We relied on this exemption from registration based in part on representations made by the purchasers

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. In order to continue business operations past that point, we will need to raise additional debt and/or equity capital. However, there can be no assurances that we will be able to secure any such additional financing on acceptable terms and conditions, or at all. If cash resources become insufficient to satisfy our ongoing cash requirements, then we would be required to scale back or discontinue our technology and product development programs and/or clinical trials, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require us to relinquish rights to our products, or to discontinue our operations entirely.

Cash and cash equivalents decreased by $0.3 million, or 4%, from $7.8 million as of December 31, 2017 to $7.5 million as of June 30, 2018. Working capital was $5.3 million as of June 30, 2018, as compared to $6.6 million as of December 31, 2017, a decrease of $1.3 million, or 20%. We use our cash, money market funds and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first six months of 2018, we used $14.6 million of cash in operating activities, consisting primarily of a net loss of $17.7 million, offset by non-cash charges of $2.3 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve and common stock issuable and increased by a net change in operating assets and liabilities of $0.8 million. During the first six months of 2017, we used $12.6 million of cash in operating activities, consisting primarily of a net loss of $14.4 million, offset by non-cash charges of $0.8 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt expense and common stock issuable and cash increased by a net change in operating assets and liabilities of $1.0 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first six months of 2018 was $0.1 million and was $0.2 million in the first six months of 2017 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $14.4 million of cash in the first six months of 2018, $14.0 million from proceeds of common stock sold during the period and the remainder from the proceeds from exercise of warrants, options and employee stock plan purchases. Financing activities provided $19.9 million of cash in the first six months of 2017, $19.7 million from the rights offering with the remainder from employee stock plan purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2018, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the six months ended June 30, 2018, approximately 66% of our revenue was denominated in U.S. dollars, 34% in Euros and the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation Plan

We identified control deficiencies which constituted material weaknesses in our internal control over financial reporting as noted in our Annual Report on Form 10-K for the year ended December 31, 2017.

In response to the identified weaknesses in our internal control over financial reporting, we continue to remediate the deficiencies that were identified as well as enhance our internal control policies and procedures. We plan to evaluate and test our internal control policies and procedures through the use of internal and external resources, to support management conclusions regarding the effectiveness of our internal controls for the year ended December 31, 2018.

Our CEO and CFO, along with other key members of management, are and will be active participants in the remediation process plan. We believe the steps taken to date have improved the effectiveness of our internal control over financial reporting.

In addition, we have implemented new disclosure controls and procedures with key members of management for the three month period ended June 30, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our CFO is involved in the operation of key review controls over financial reporting.

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

Twenty-two oppositions have been filed by third parties in the European Patent Office each challenging the validity of a European patent owned or exclusively licensed by us. The outcome of the challenges is not certain. However, if successful, they may affect our ability to block competitors from utilizing some of its patented technology in Europe. We do not believe a successful challenge will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our financial statements.

Item 1A.	Risk Factors

Entities controlled by Gregg Williams, our Chairman of the Board, have the ability to influence or control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of July 31, 2018 entities controlled and beneficially owned by Gregg Williams, our Chairman of the Board, own in the aggregate approximately 39.7% of the outstanding shares of our common stock (or 45.3% after giving effect to Mr. Williams’ right to acquire beneficial ownership of 6,802,721 shares of common stock upon exercise of options or warrants). As a result, Mr. Williams may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Mr. Williams may also have interests that differ from other stockholders and he may vote in a manner that is or could be deemed as adverse to interests of other stockholders. This concentration of voting power may have the effect of deterring, delaying or impeding actions that could be beneficial to other stockholders.

In addition, Mr. Williams may acquire additional shares of common stock through open market transactions or through future offerings of our common stock that may result in a greater than 50% beneficial ownership of our outstanding shares of common stock. Our equity compensation plans and certain of our executive compensation arrangements contain provisions that accelerate vesting of outstanding equity awards upon a change-in-control and some of our agreements may contain provisions related to change-in-control that may adversely affect our results of operations. Our equity awards are generally structured with four year vesting schedules as long-term incentive compensation. Should equity awards fully vest, our ability to retain key employees may be adversely affected.

We have obtained significant invested amounts from entities affiliated with Mr. Williams, our Chairman of the Board, and if as we seek additional funding to support our business Mr. Williams does not participate in our future offerings we may not be able to raise needed amounts and our operations may be adversely affected.

During 2016 and 2017 and the six months ended June 30, 2018, we funded our business primarily through the issuance and sale of our securities and we received $9,008,022 in 2016, $10,000,000 in 2017, and $10,000,000 in May 2018 of proceeds from the sale of our securities from entities affiliated with Mr. Williams, our Chairman of the Board, constituting 45.5%, 49.8% and 100%, respectively, of amounts receiving in the offering we then completed. We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. We anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. No assurance can be given that Mr. Williams or entities affiliated with him will continue to participate in any offerings of our securities or that we will be able to obtain additional capital from him. If we are unable to obtain funding on a timely basis, our business and operations may be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Going Concern” above.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

In order to obtain marketing approval for Orion we must demonstrate the safety and efficacy of Orion through clinical trials as well as additional supporting data. If Orion is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon Orion’s development, cause it to have reduced functionality, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

We are conducting at UCLA and Baylor a six subject initial feasibility clinical study of Orion, but we cannot guarantee that any positive results in this limited trial will successfully translate to a pivotal clinical trial. It is not uncommon to observe results in human clinical trials that are unexpected based on limited trials testing, and many product candidates fail in large clinical trials despite promising limited clinical trial results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. No assurance can be given that we will not encounter similar results in our Orion trials. Human subjects in our clinical trials may suffer significant adverse events, tolerability issues or other side effects, including, but not limited to, adverse events associated with the surgical implantation, chronic implantation, and chronic use of the Orion device (Events that are also anticipated during or following explantation of the Orion device are identified with an asterisk (*)): intracranial hemorrhage*; subcutaneous hematoma*; vascular injury causing stroke or hemorrhage (e.g. injury to the superior sagittal sinus or posterior cerebral artery perforators)*; hydrocephalus*; intracranial hypotension or cerebrospinal fluid (CSF) leak*; headache or pain in the head, including deep pain*; tingling at the implant site*; brain edema*; infection*; meningitis*; implant site pain, swelling, discharge or effusion*; suture-related complications or stitch abscess*; skin erosion on and/or around the implant site; adverse tissue reaction to the implant; tissue damage at the implant/explant site*; cranial defect/bone damage*; decline in residual vision*; dizziness/syncope*; foreign body sensation at the implant site*; activation of motor or sensory neurons (e.g., muscle twitch); clinically symptomatic seizure*; development of epilepsy; coma*; death*; psychiatric events, including but not limited to mood changes, depression, suicidality, and psychosis*; neurological deficit, including but not limited to language (dysphemia), dysesthesias, paresis, parathesias, visual field, motor deficit (including apraxia), and memory impairment*; drug hypersensitivity, adverse drug reaction, or therapeutic agent toxicity*; events related to any surgery and general anesthesia including cardiac risks, including stroke/transient ischemic attack, arrhythmia, cardiac arrest, and myocardial infarction*, venous thromboembolic (VTE) disease*; pneumonia*, urinary tract infection*, post-operative delirium*, post-operative constipation*, post-operative vomiting or nausea*, or post-operative fever*; injuries due to falls or bumps; skin irritation or burns; Orion system failure or malfunction; array migration; damage to the Orion electronics case; device interaction including the Orion device may interfere with the proper functioning of other electronic devices and emissions from other electronic equipment may interfere with the proper functioning of the Orion device; and (explant only) inability to remove all or part of the Orion device due to fibrosis or other reason. No assurance can be given that we will not encounter adverse events in our Orion trials. The observed efficacy and extent of light perception and vision restoration for subjects implanted with Orion in our feasibility study may not be observed in a larger pivotal clinical trial. If general clinical trials of Orion fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Orion.

If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting subjects to the clinical trial, subjects may drop out of our trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA or other applicable regulatory authorities may suspend clinical trials of Orion at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential devices developed in the prosthesis industry that initially showed promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude Orion from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its safety and tolerability profile. Any of these developments could materially harm our business, financial condition and prospects.

Further, if Orion obtains marketing approval, adverse effects associated with it may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of Orion or the withdrawal from the market together with attendant costs of explants and exposure to litigation. We cannot predict whether Orion will cause adverse effects in humans that would preclude or lead to the revocation of regulatory approval. However, any such event, were it to occur, would cause substantial harm to our business and financial condition and would result in the diversion of our management’s attention.

Our revenue from sales of Orion will be dependent upon the pricing and reimbursement guidelines adopted in each country and if pricing and reimbursement levels are inadequate to achieve profitability our operations will suffer.

Our financial success is dependent on our ability to price our products in a manner acceptable to government and private payers while still maintaining our profit margins. Numerous factors that may be beyond our control may ultimately impact our pricing of Orion and determine whether we are able to obtain reimbursement or reimbursement at adequate levels from governmental programs and private insurance. If we are unable to obtain reimbursement or our product is not adequately reimbursed, we will experience reduced sales, our revenues likely will be adversely affected, and we may not become profitable.

Obtaining reimbursement approvals is time consuming, requires substantial management attention, and is expensive. Our business will be materially adversely affected if we do not receive approval for reimbursement of Orion under government programs and from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare Administrative Contractor level or by fiscal intermediaries in the US and by regional, or national funding agencies in Europe. Our business could be materially adversely affected if the Medicare program, local Medicare Administrative Contractors or fiscal intermediaries were to make such a determination and deny, restrict or limit the reimbursement of Orion. Similarly in Europe these governmental and other agencies could deny, restrict or limit the reimbursement of Orion at the hospital, regional or national level. Our business also could be adversely affected if surgeons and the facilities within which they operate are not adequately reimbursed by Medicare and other funding agencies for the cost of the procedure in which they implant the Orion on a basis satisfactory to the administering surgeons and their facilities. If the local contractors that administer the Medicare program and other funding agencies are slow to reimburse surgeons or provider facilities for the Argus II System, the surgeons and facilities may delay their payments to us, which would adversely affect our working capital requirements. Also if the funding agencies delay reimbursement payments to the hospitals, any increase to their working capital requirements could reduce their willingness to treat blind patients who wish to have our Orion devices implanted. If reimbursement for our products is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business will be materially harmed.

We further incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 20, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We entered into a stock purchase agreement on May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 6,756,757 shares of common stock priced at $1.48 per share, the last reported sale price of the common stock on that date. Gregg Williams is Chairman of the Board of Directors of Second Sight. This placement of common stock provided net proceeds of $10 million. No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with this transaction. The shares issuable to the purchasers under the Securities Purchase Agreement were issued pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act of 1933. We relied on this exemption from registration based in part on representations made by the purchasers.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	August 7, 2018
Jonathan Will McGuire	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	August 7, 2018
John T. Blake	(Principal Financial and Accounting Officer)