Form 10-Q
period 2018-09-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2018-11-08
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 001-36747

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 2, 2018, the issuer had 72,780,549 shares of common stock issued and outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for each of the three-month periods ended during the nine months ended September 30, 2018 and 2017 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		30

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,972	$7,839
Accounts receivable, net	1,194	1,831
Inventories, net	3,604	2,700
Prepaid expenses and other current assets	507	795

Total current assets	10,277	13,165

Property and equipment, net	1,114	1,299
Deposits and other assets	29	33

Total assets	$11,420	$14,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,546	$752
Accrued expenses	1,975	2,425
Accrued compensation expense	2,962	2,611
Accrued clinical trial expenses	934	779
Contract liabilities	111	48

Total current liabilities	7,528	6,615

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 70,312 and 57,630 as of September 30, 2018 and December 31, 2017, respectively	221,774	202,156
Common stock issuable	—	153
Additional paid-in capital	43,311	40,522
Accumulated other comprehensive loss	(580)	(572)
Accumulated deficit	(260,613)	(234,377)

Total stockholders’ equity	3,892	7,882

Total liabilities and stockholders’ equity	$11,420	$14,497

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$2,246	$1,610	$5,129	$4,855
Cost of sales	1,784	1,001	3,287	3,255
Gross profit	462	609	1,842	1,600

Operating expenses:
Research and development, net of grants	2,672	1,826	7,567	5,622
Clinical and regulatory	964	629	3,439	1,927
Selling and marketing	3,040	2,375	8,931	7,057
General and administrative	2,332	2,528	8,208	8,170
Total operating expenses	9,008	7,358	28,145	22,776

Loss from operations	(8,546)	(6,749)	(26,303)	(21,176)
Interest income	24	33	67	69

Net loss	$(8,522)	$(6,716)	$(26,236)	$(21,107)

Net loss per common share – basic and diluted	$(0.12)	$(0.12)	$(0.41)	$(0.40)

Weighted average common shares outstanding – basic and diluted	68,763	56,799	64,113	53,206

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(8,522)	$(6,716)	$(26,236)	$(21,107)

Other comprehensive income (loss):
Foreign currency translation adjustments	24	(86)	(8)	36
Comprehensive loss	$(8,498)	$(6,802)	$(26,244)	$(21,071)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Notes Receivable for Stock Option	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Exercises	Loss	Deficit	Equity
Balance, December 31, 2016	42,701	$186,769	77	$153	$30,697	$(2)	$(608)	$(205,861)	$11,148
Issuance of shares of common stock and warrants, net of issuance costs	13,653	13,647	—	—	6,021	—	—	—	19,668

Fair value of stock options issued for services	—	—	—	—	20	—	—	—	20
Common stock issuance for services	—	—	88	65	—	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	981	—	—	—	981
Repayment of notes receivable for stock option exercises	—	—	—	—	—	1	—	—	1

Net loss	—	—	—	—	—	—	—	(7,548)	(7,548)
Foreign currency translation adjustment	—	—	—	—	—	—	30	—	30

Balance, March 31, 2017	56,366	$200,416	165	$218	$37,719	$(1)	$(578)	$(213,409)	$24,365

Issuance of shares of common stock in connection with employee stock purchase plan	193	189	—	—	—	—	—	—	189

Common stock issuance for services	223	262	(147)	(197)	—	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	935	—	—	—	935

Net loss	—	—	—	—	—	—	—	(6,843)	(6,843)
Foreign currency translation adjustment	—	—	—	—	—	—	92	—	92

Balance, June 30, 2017	56,794	$200,867	18	$21	$38,654	$(1)	$(486)	$(220,252)	$18,803

Common stock issuance for services	—	—	57	65	—	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	905	—	—	—	905
Repayment of notes receivable for stock option exercises	—	—	—	—	—	1	—	—	1

Net loss	—	—	—	—	—	—	—	(6,716)	(6,716)
Foreign currency translation adjustment	—	—	—	—	—	—	(86)	—	(86)

Balance, September 30, 2017	56,806	$200,867	75	$86	$39,559	$—	$(572)	$(226,968)	$12,972

	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	57,630	$202,156	82	$153	$40,522	$(572)	$(234,377)	$7,882
Issuance of shares of common stock, net of issuance costs	2,224	3,992	—	—	—	—	—	3,992

Common stock issuance for services	—	—	34	65	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,285	—	—	1,285
Warrants exercise	5	7	—	—	—	—	—	7
Exercise of common stock options	5	8	—	—	—	—	—	8

Net loss	—	—	—	—	—	—	(9,753)	(9,753)
Foreign currency translation adjustment	—	—	—	—	—	45	—	45
Balance, March 31, 2018	59,876	$206,163	116	$218	$41,807	$(527)	$(244,130)	$3,531

Issuance of shares of common stock, net of issuance costs	6,757	9,978	—	—	—	—	—	9,978
Issuance of common stock in connection with employee stock purchase plan	226	261	—	—	—	—	—	261
Common stock issued or issuable for services	133	262	(116)	(218)	—	—	—	44
Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	627	—	—	627

Exercise of common stock options	71	141	—	—	—	—	—	141

Net loss	—	—	—	—	—	—	(7,961)	(7,961)
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Balance, June 30, 2018	67,075	$216,805	—	$—	$42,434	$(604)	$(252,091)	$6,544

Issuance of shares of common stock, net of issuance costs	3,225	4,969	—	—	—	—	—	4,969

Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	877	—	—	877

Net loss	—	—	—	—	—	—	(8,522)	(8,522)
Foreign currency translation adjustment	—	—	—	—	—	24	—	24
Balance, September 30, 2018	70,312	$221,774	—	$—	$43,311	$(580)	$(260,613)	$3,892

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

 (in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net loss	$(26,236)	$(21,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	345
Stock-based compensation	2,789	2,821
Bad debt recovery	(6)	(128)
Inventory reserve	171	(1,731)
Common stock issuance for services	109	195
Changes in operating assets and liabilities:
Accounts receivable	639	(311)
Inventories	(1,082)	1,955
Prepaid expenses and other assets	291	261
Accounts payable	795	(299)
Accrued expenses	(447)	233
Accrued compensation expenses	351	668
Accrued clinical trial expenses	155	(6)
Contract liabilities	63	(25)
Deferred grant revenue	—	(104)
Net cash used in operating activities	(22,079)	(17,233)

Cash flows from investing activities:
Purchases of property and equipment	(144)	(181)
Net cash used in investing activities	(144)	(181)

Cash flows from financing activities:
Net proceeds from rights offering	—	19,688
Net proceeds from sale of common stock	18,939	—
Proceeds from repayment of note receivable	—	2
Proceeds from exercise of options, warrants and employee stock purchase plan	417	189
Net cash provided by financing activities	19,356	19,879

Effect of exchange rate changes on cash and cash equivalents	—	4
Cash and cash equivalents:
Net increase (decrease)	(2,867)	2,469
Balance at beginning of period	7,839	10,875
Balance at end of period	$4,972	$13,344

Supplemental cash flow information:
Non-cash financing and investing activities:
Fair value of stock options issued for services	$—	$20

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials for its products in Europe, and later to manage sales and marketing in Europe, the Middle East and Asia-Pacific. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of September 30, 2018. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

 Our current product, the Argus® II retinal prosthesis system (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and received approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018.

We are currently developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease, or forms of cancer and trauma. A feasibility study of the Orion device is currently underway at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”).

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. From 2016, we have funded our business primarily through:

●	Issuance of common stock in our rights offering in June 2016, which provided net cash proceeds of $19.5 million.
●	Issuance of common stock and warrants in our rights offering in March 2017, which provided net cash proceeds of $19.7 million.
●	Issuance of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2017 and first quarter of 2018, which provided $5.1 million of net cash proceeds.
●	Issuance of common stock in a securities purchase agreement in May 2018, which provided net cash proceeds of $10.0 million.
●	Issuance of common stock in a securities purchase agreement in August 2018, which provided net cash proceeds of $5.0 million.
●	Issuance of common stock in a securities purchase agreement in October 2018, which provided net cash proceeds of $4.0 million.
●	Revenue of $5.1 million in the first nine months of 2018, and $8.0 million and $4.0 million, for the years ended December 31, 2017 and 2016, respectively, generated by sales of our Argus II product.

We entered into stock purchase agreements on October 18, 2018, August 14, 2018 and May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 2,467,727, 3,225,807 and 6,756,757 shares respectively of common stock priced at $1.62, $1.55 and $1.48 per share respectively, the last reported sale price of our common stock on each purchase date. Gregg Williams is the Chairman of our Board of Directors. These placements of common stock provided net proceeds of $4.0 million, $5.0 million and $10.0 million respectively.

No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with these transactions. The shares issuable to the purchasers under the Securities Purchase Agreements were also issued pursuant to the exemption from registration under Rule 506 of Regulation D. We relied on this exemption from registration based in part on representations made by the purchasers.

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

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. We anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization Argus II or any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted this ASU on January 1, 2018 retrospectively, and the cumulative effect of the initial application on our accumulated deficit on that date was immaterial.

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

Under the Direct Channel, we sell our systems to and we receive payment directly from customers who implant our products. Under our Indirect Channel, we have entered into distribution agreements that allow the distributors to sell our systems and fulfill performance obligations for surgical support and post-surgical support.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue is generally recognized upon surgical implant, unless we have a significant performance obligation for post-surgical support. We recognize revenue when a material reversal is no longer probable. Conditions that preclude us from recognizing revenue generally involve new customers with no reimbursement or reimbursement history, and depends on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

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

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Direct customers	$1,921	$1,383	$4,378	$4,087

Distributors	325	227	751	768

Total	$2,246	$1,610	$5,129	$4,855

During the three and nine months ended September 30, 2018 and 2017, the following customers each comprised greater than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Customer 1	12%	—%	5%	—%
Customer 2	10%	18%	6%	8%
Customer 3	10%	—%	4%	4%
Customer 4	6%	9%	11%	11%
Customer 5	6%	18%	3%	6%
Customer 6	5%	18%	2%	6%
Customer 7	—%	10%	5%	3%

As of September 30, 2018 and December 31, 2017, the following customers each comprised greater than 10% of our total accounts receivable:

	September 30, 2018	December 31, 2017
Customer 1	18%	—%
Customer 2	14%	—%
Customer 3	12%	—%
Customer 4	11%	—%
Customer 5	—%	17%
Customer 6	—%	16%
Customer 7	—%	11%

Geographic Concentration

During the three and nine months ended September 30, 2018 and 2017, regional revenue based on customer locations which each comprised greater than 10% of our total revenues, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

United States	47%	72%	51%	59%
France	15%	—%	14%	7%
Canada	10%	—%	4%	4%
Italy	6%	9%	11%	11%

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 include assets amounting to $1.7 million and $2.7 million, respectively, relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3

September 30, 2018 (unaudited):
Money market funds	$4,857	$4,857	$—	$—

December 31, 2017:
Money market funds	$7,235	$7,235	$—	$—

5.  Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$771	$485
Work in process	2,362	2,620
Finished goods	2,707	1,660

	5,840	4,765

Allowance for excess and obsolete inventory	(2,236)	(2,065)
Inventories, net	$3,604	$2,700

Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$2,469	$2,450
Computer hardware and software	1,453	1,329
Leasehold improvements	298	298
Furniture, fixtures and equipment	46	46

	4,266	4,123

Accumulated depreciation and amortization	(3,152)	(2,824)

Property and equipment, net	$1,114	$1,299

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance, December 31, 2017	$48
Consideration received in advance of revenue recognition	437
Revenue recognized	(374)
Ending Balance, September 30, 2018	$111

6. Equity Securities

Common Stock Issuable

       Non-employee members of our Board of Directors have been paid for their services in common stock on June 1 of each year based on the average closing prices for the immediately preceding twenty trading days. During the nine months ended September 30, 2018, we issued a total of 132,996 shares of common stock for annual service through May 31, 2018 to the board members.  Our Director Compensation Policy was amended in December 2017 and board members receive compensation in cash and stock options, effective with the annual period commencing June 1, 2018.

Potentially Dilutive Common Stock Equivalents

As of September 30, 2018 and 2017, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	September 30,
	2018	2017

Common stock warrants issued to underwriter of initial public offering	802	802
Common stock warrants issued in connection with convertible debt	—	676
Common stock warrants issued in connection with March 2017 rights offering	13,647	13,652
Common stock options	7,581	5,530
Common stock issuable	—	75
Restricted stock units	47	95
Employee stock purchase plan	191	220

Total	22,268	21,050

7. Warrants

A summary of warrants activity for the nine months ended September 30, 2018 is presented below (in thousands, except per share and contractual life data).

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Life (in Years)
Warrants outstanding as of December 31, 2017	15,130	$2.15	3.90
Issued	—
Exercised	(5)	1.47
Forfeited or expired	(676)	5.00

Warrants outstanding as of September 30, 2018	14,449	$2.01	3.35

Warrants exercisable as of September 30, 2018	14,449	$2.01	3.35

The intrinsic value of warrants outstanding as of September 30, 2018 was $5.9 million.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the nine months ended September 30, 2018 is presented below (in thousands, except per share and contractual life data).

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise Price	Contractual
	Shares	Per Share	Life (in Years)
Options outstanding as of December 31, 2017	5,675	$4.87	7.40
Granted	3,139	$1.94
Exercised	(76)	$1.95
Forfeited or expired	(1,157)	$4.15

Options outstanding as of September 30, 2018	7,581	$3.80	7.04

Options exercisable as of September 30, 2018	2,943	$6.06	4.34

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2018 was $0.1 million. As of September 30, 2018, there was $4.9 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.82 years.

During the nine months ended September 30, 2018, we granted stock options to purchase 3,138,752 shares of common stock to certain employees, board members and a contractor. The options are exercisable for a period of ten years from the date of grant at prices ranging from $1.69 to $2.07 per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $3.8 million ($0.96 to $1.30 per share) using the following assumptions: expected term of 5.50 to 6.11 years, volatility of 48.0% to 67.0%, risk-free interest rate of 2.3% to 3.0%, and expected dividend rate of 0.0%.

During the nine months ended September 30, 2018, we recorded $0.4 million of stock-based compensation expense related to stock option modifications for executive transitions.

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2018 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding as of December 31, 2017	83	$12.43
Awarded	—	—
Vested and released	(36)	12.43
Forfeited/canceled	—	—
Outstanding as of September 30, 2018	47	$12.43

As of September 30, 2018, there was $0.5 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 0.9 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At September 30, 2018 the maximum number of shares that may be issued under the plan is 1,550,000. During the nine months ended September 30, 2018, 225,887 shares were issued under the stock purchase plan.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of sales	$74	$36	$201	$184
Research and development	110	71	321	203
Clinical and regulatory	19	42	122	135
Selling and marketing	165	116	380	321
General and administrative	509	640	1,765	1,978
Total	$877	$905	$2,789	$2,821

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

10.  Subsequent Event

On October 9, 2018, we implemented a corporate restructuring plan to rebalance our operations to more closely align operating expenses with our long-term strategic plan to focus on development of Orion and other key research projects. Specifically, we will reduce expenses and personnel by 8 employees related to international commercial operations for the Argus II and focus on the markets and centers of excellence with the highest potential return on investment and limit expansion to new markets. We will maintain a team that will continue support of existing Argus II patients and centers of excellence.

We recorded approximately $0.6 million of pre-tax restructuring charges in the fourth quarter of fiscal year 2018 in connection with this restructuring, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the fourth quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2017 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 20, 2018. In addition to historical information, the discussion and analysis here and throughout this Quarterly Report contains forward-looking statements that are based upon current beliefs, plans and expectations and involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” in Part II, Item 1A of this Quarterly Report. We undertake no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

Our current product, the Argus® II system (“Argus II”), treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II is the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. By creating an artificial form of useful vision in patients who otherwise have total sight loss, the Argus II can provide benefits that include:

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

The Argus II system provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and there is no clear evidence that it can slow or reverse the progression of RP. The majority of patients receive a significant benefit from the Argus II, however results can vary and some patients report receiving little or no benefit.

We are currently developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease, or forms of cancer and trauma. The Orion System leverages hardware from the Argus II and is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. A six-patient feasibility study of the Orion I device is currently underway at UCLA and Baylor. No published in-human data is available yet for the Orion system. Depending on the results of this first in-human testing of the Orion cortical stimulation device, we anticipate initiation of the next study in 2019.

Our major corporate, clinical and regulatory milestones include:

●	In 1998, Second Sight was founded.
●	In 2002, we commenced clinical trials in the U.S. for our prototype product, the Argus I retinal prosthesis.
●	In 2007, we commenced clinical trials in the U.S. for the Argus II, which later became our first commercial product.
●	In 2011, we received marketing approval in Europe (CE Mark) for the Argus II.
●	In 2013, we received marketing approval from the FDA in the U.S. for the Argus II.
●	In 2014, we launched the Argus II in the U.S., completed our initial public offering (“IPO”), and began trading on NASDAQ under the symbol “EYES.”
●	In January 2016, we successfully implanted and activated a wireless cortical visual prosthesis in a human.
●	In November 2017, the FDA granted Expedited Access Pathway Designation for the Orion.
●	In the first quarter of 2018, first-in-human Orion was successfully implanted, activated and tested at UCLA.
●	In September 2018, we were awarded a $1.6 million grant from National Institutes of Health to support Orion clinical development (with the intent to fund $6.3 million over five years subject to annual review and approval.

Currently, we have approximately 120 employees involved in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II, Orion and future products.

Financing

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. From 2016, we have funded our business primarily through:

●	Issuance of common stock in our rights offering in June 2016, which provided net cash proceeds of $19.5 million.
●	Issuance of common stock and warrants in our rights offering in March 2017, which provided net cash proceeds of $19.7 million.
●	Issuance of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2017 and first quarter of 2018, which has provided $5.1 million of net cash proceeds.
●	Issuance of common stock in a securities purchase agreement in May 2018, which provided net proceeds of $10.0 million.
●	Issuance of common stock in a securities purchase agreement in August 2018, which provided net proceeds of $5.0 million.
●	Issuance of common stock in a securities purchase agreement in October 2018, which provided net proceeds of $4.0 million.
●	Revenue of $5.1 million in the first nine months of 2018, and $8.0 million and $4.0 million, for the years ended December 31, 2017 and 2016, respectively, generated by sales of our Argus II product.

We entered into stock purchase agreements on October 18, 2018, August 14, 2018 and May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 2,467,727, 3,225,807 and 6,756,757 shares, respectively of common stock priced at $1.62, $1.55 and $1.48 per share, respectively, the last reported sale price of the common stock on each purchase date. Gregg Williams is the Chairman of our Board of Directors. These placements of common stock provided net proceeds of $4.0 million, $5.0 million and $10.0 million, respectively.

No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with these transactions. The shares issuable to the purchasers under the Securities Purchase Agreements were also issued pursuant to the exemption from registration under Rule 506 of Regulation D. We relied on this exemption from registration based in part on representations made by the purchasers.

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

Going concern

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

We believe our current cash and cash equivalents will fund our operations into January 2019. We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry. Furthermore, we continue to generate significant operating losses related to our Argus II product.

Until such time, if ever, as we can generate substantial product revenues, we anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of Argus II or of any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

●	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (“MACs”) that administer various geographic regions of the U.S. The Argus II is authorized for coverage, when medically necessary in eight of 12 MAC jurisdictions (comprising 31 states). Effective January 1, 2018, the Centers for Medicare and Medicaid Services (“CMS”) established a 2018 national average payment rate of $122,500 for both the procedure and the Argus II retinal prosthesis system when furnished in a hospital outpatient department. On November 2, 2018 CMS posted the final rule and related rates for the calendar year (“CY”) 2019 for the Medicare Hospital Outpatient Prospective Payment Systems (“OPPS”) and the CY 2019 Ambulatory Surgical Center (“ASC”) payment system. In these postings, CMS established a national average Medicare hospital outpatient rate for CY 2019 of $155,500 for Argus II and the associated surgical implantation procedure, and a national average ASC rate of approximately $134,051 for the Argus II and related implantation procedure.

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

Within Europe, we have obtained reimbursement approval or funding in Germany, France, one region of Italy, and a Commissioning through Evaluation (“CtE”) program in England.

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

In December 2016, NHS England announced it would cover 10 Argus II implantations as part of their CtE program. The CtE program is especially designed for treatments that show significant promise for the future, while new clinical and patient experience data are collected within a formal evaluation program. This program is similar to the Forfait Innovation program in France. NHS England is known to be under significant financial pressure and also highly selective in adopting innovative technologies which must demonstrate sufficient value for the cost expended. This program is progressing slower than expected and we now believe implants under this program will not begin until late 2018 or early 2019.

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

Currently, we are in process of evaluating potential reimbursement pathways for Orion. Compared to Argus II, which is largely catering to Medicare patient population, Orion is expected to address patient population with diverse and more balanced payer mix due to our potential indications profile and expected younger average patient population. As Orion is approved for FDA’s Breakthrough Devices program, we are closely evaluating a variety of fast track reimbursement programs catering to promising breakthrough treatments, including the Coverage with Evidence Development pathway with CMS. We also plan to approach some of the key payers early next year and get their feedback to ensure our pivotal clinical trial design will be able to cater to their key coverage requirements.

Product and Clinical Development Plans

Argus II. The Argus II is currently approved for RP patients with bare or no light perception in the US, and in Europe for severe to profound vision loss due to outer retinal degeneration, such as from RP, choroideremia, and other similar conditions. The number of people who are legally blind due to RP is estimated to be about 25,000 in the US, 42,000 in Europe, and about 375,000 total worldwide. A subset of these patients would be eligible for the Argus II since the approved baseline vision for the Argus II is worse than legally blind (20/200). We commissioned 3rd party market research for the size of the RP market that resulted in an estimate of approximately 1,500 patients in the U.S. with advanced RP that could be treated with the Argus II given the eligibility criteria of our label.

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

Given the limited addressable market of Argus II, we made the decision to maximize capital efficiency with our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs. As a result, we evaluate the short-term financial payback to enter new Argus markets or expand geographically; have increased focus on our strongest markets and the top centers of excellence in those markets allowing for more efficient deployment of field resources; and continue our efforts to expand the U.S. label to include better-vision RP patients without conducting a potentially costly U.S. Investigational Device Exemption (“IDE”) trial.

In October 2018, we announced a restructuring of our international commercial activities and personnel. We will maintain a team that will continue support of existing Argus II patients and Centers of Excellence in our international markets. We anticipate that the annual savings from the restructuring will amount to approximately $3.0 million per year and we plan to reallocate savings to the Orion program and other related projects. We expect to recognize approximately $0.6 million of pre-tax restructuring charges in the fourth quarter of fiscal year 2018 in connection with this restructuring, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the fourth quarter of 2018.

Orion. We believe that we can further expand our market to include nearly all profoundly blind individuals, other than those who are blind due to preventable diseases or due to brain damage, by developing a visual cortical prosthesis. We refer to this product as the Orion® Visual Cortical Prosthesis System. We estimate that there are approximately 5.8 million people worldwide who are legally blind due to causes other than preventable conditions, RP or age-related macular degeneration. We commissioned 3rd party market research for the potential market for Orion that resulted in initial estimates of over 500,000 individuals in the U.S. who are legally blind due to glaucoma, diabetic retinopathy, optic nerve disease and eye trauma and a potential U.S. addressable market of more than 70,000 individuals from this population with vision defined as bare light or no light perception. Our marketing approvals by the FDA and other regulatory agencies will ultimately determine the subset of these patients who are eligible for the Orion.

Our objective in designing and developing Orion is to bypass the optic nerve and directly stimulate the part of the brain responsible for vision. In 2017, we submitted and received FDA approval for an IDE application to begin a human feasibility study of Orion. Enrollment began for this study in January 2018, and to date, the five planned subjects have been implanted and had their devices activated; four at UCLA and one at Baylor. In addition, during the second quarter of 2018, we submitted and received approval from the FDA to enroll a sixth subject; we are screening for the sixth subject at Baylor. This study is intended to confirm initial findings in our human pilot study we announced in the fourth quarter of 2016, and provide the first human data of a fully functional wireless visual cortical stimulator system including the external video camera system. This initial study in a small number of subjects, if successful, should also form the basis for an expansion to our next clinical trial in 2019.

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

It is our expectation that inclusion in the Expedited Access Pathway Program (soon-to-be Breakthrough Devices Program) will shorten the timeline required to bring the Orion to market as a commercial product. We are currently evaluating our pivotal trial design for Orion and expect to reach consensus with the FDA on design specifics during early 2019. Major elements of our clinical trial design include the number of patients, study duration, and the endpoints suitable for assessing visual function, functional vision, and quality of life. While negotiations with the FDA are ongoing, we believe the study design will require a minimum sample population of 30 subjects with at least 6 months of follow-up data for each patient prior to submittal of a premarket approval (PMA) application.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted this ASU on January 1, 2018 retrospectively, and the cumulative effect of the initial application on our accumulated deficit on that date was immaterial.

We generate our revenue from the sale of the Argus II which includes the implant and external components. Our product sales generally consist of the implant and related surgical supplies and may include a performance obligation related to post-surgical support.

We sell our products through two main sales channels: 1) directly to customers who use our products (the “Direct Channel”) and 2) to distribution partners who resell our products (the “Indirect Channel”).

Under the Direct Channel, we sell our systems to, and we receive payment directly from, customers who implant our products. Under our Indirect Channel, we have entered into distribution agreements that allow the distributors to sell our systems and fulfill performance obligations for surgical support and post-surgical support.

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue is generally recognized upon surgical implant, unless we have a significant performance obligation for post-surgical support. We recognize revenue when a material reversal is no longer probable. Conditions that preclude us from recognizing revenue generally involve new customers with no reimbursement or reimbursement history, and depends on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

There have been no other material changes to our critical accounting policies during the nine months ended September 30, 2018.

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

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II system at our Los Angeles, California facility. Our product involves technologically complex materials and processes. While we are currently experiencing low yields on our manufacturing process, we expect that over the next few years we will be able to refine our processes and improve our manufacturing yields. We are also producing at less than our capacity which results in unabsorbed overhead costs. In future years, we expect to produce in greater quantities and improve our manufacturing yields, and we expect that we will more consistently generate positive gross margins. We record cost of sales when products are implanted, which may differ from the period we are able to record revenue. Such timing differences may cause our reported results of operations to be difficult to compare from period to period.

Operating Expenses. We generally recognize our operating expenses as incurred in four general operational categories: research and development, clinical and regulatory, sales and marketing, and general and administrative. Our operating expenses also include a non-cash component related to the amortization of stock-based compensation for research and development, clinical and regulatory, sales and marketing, and general and administrative personnel. From time to time we have received grants from institutions or agencies, such as the National Institutes of Health, to help fund the some of the cost of our development efforts. We have recorded these grants as reductions to operating expenses.

●

Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, such as Orion. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

●

Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II, seek to expand the indications for the Argus II, and conduct clinical studies of potential future products such as Orion.

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

Comparison of the Three Months Ended September 30, 2018 and 2017

We implanted a total of 20 Argus II products during the third quarter of 2018 and 12 in the third quarter of 2017. Of these, 11 implants were in Europe, the Middle East and Asia (collectively, “EMEA”) in the third quarter of 2018 and five implants were in EMEA in the third quarter of 2017.

In North America, there were nine implants in the third quarter of 2018 while there were seven implants in the third quarter of the prior year. Of these, there were seven implants in the U.S. in the third quarter of 2018 and 2017 and two implants in Canada in the third quarter of 2018.

Net Sales. Net sales were $2.2 million in the third quarter of 2018 as compared to $1.6 million in the same period in 2017, an increase of $0.6 million or 38%. Revenue was recognized for 22 units in the current period while revenue from 12 units was recognized in the prior year quarter. Revenue recognized per implant was approximately $102,000 in the third quarter of 2018 and was $133,000 in same period of 2017. We expect our average revenue recognized per implant unit sold for the remainder of 2018 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales increased by approximately $0.8 million, or 80%, from $1.0 million in the third quarter 2017 to $1.8 million in the third quarter of 2018.  Cost of sales in the third quarter of 2018 consists primarily of the cost of products implanted and unabsorbed production costs in the quarter of $1.7 million and an increase in the reserve for excess inventory of $0.1 million.  In the third quarter of 2017, the cost of sales included approximately $1.3 million for the cost of products implanted and unabsorbed production costs less an adjustment of $0.3 million for a reduction in the reserve for excess inventory. We expect cost of goods on a per-unit basis to stabilize, particularly related to overhead absorption and excess inventory reserve, as we produce more units.

Research and development expense. Research and development expense, net of funding received from grants, increased by $0.9 million, or 50%, from $1.8 million in the third quarter of 2017 to $2.7 million in the third quarter of 2018. The increase from the prior year was primarily due to verification and validation activities related to Argus 2s and consists of increased headcount, outside services, and costs for internally produced prototypes. In both the third quarter of 2018 and 2017, we utilized $0.1 million of grant funds to offset costs.

Clinical and regulatory expense. Clinical and regulatory expense increased $0.4 million, or 67%, from $0.6 million in the third quarter of 2017 to $1.0 million in the third quarter of 2018. This increase is primarily attributable to increased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase in the future as we conduct additional clinical trials to assess new products such as Orion and enhancements to our existing product and enroll more patients in post market clinical studies for Argus II.

Selling and marketing expense. Selling and marketing expense increased $0.6 million, or 25%, from $2.4 million in the third quarter of 2017 to $3.0 million in the third quarter of 2018. This increase in costs was primarily the result of increased market development activities, including headcount and related compensation expenses. We expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense decreased $0.2 million, or 8%, from $2.5 million in the third quarter of 2017 to $2.3 million in the same period of 2018. This decrease is primarily attributable to $0.2 million in lower non-cash stock compensation costs primarily due to cancelled stock option grants.

Comparison of the Nine Months Ended September 30, 2018 and 2017

We implanted a total of 53 Argus II products during the first nine months of 2018 and 45 in the comparable period of 2017. Of these, 25 implants were in EMEA in the first nine months of 2018 as compared to 21 in the first nine months of 2017.

In North America, there were 28 implants in the first nine months of 2018 compared to 24 implants in the first nine months of the prior year. Of these, there were 19 implants in the U.S. and five implants in Canada in the first nine months of 2017 compared to 25 in the U.S. and three in Canada in the first nine months of 2018.

Net Sales. Net sales were $5.1 million in the first nine months of 2018 as compared to $4.9 million in 2017, an increase of $0.2 million or 4%. Revenue was recognized for 48 units in the first nine months of 2018 as compared to 41 units in the first nine months of 2017. Revenue recognized per implant was approximately $107,000 in the first nine months of 2018 as compared to approximately $117,000 in the first nine months of 2017. We expect our average revenue recognized per implant unit sold for the remainder of 2018 to be in a range of $100,000 to $120,000, depending on the geographic mix of implants.

Cost of sales. Cost of sales were $3.3 million in the first nine months 2017 and 2018. Cost of sales in the first nine months of 2018 consists primarily of the cost of products implanted and unabsorbed production costs in the period of $3.1 million and an increase in the reserve for excess inventory of $0.2 million.  In the first nine months of 2017, the cost of sales included approximately $5.0 million for the cost of products implanted and unabsorbed production costs less an adjustment of $1.7 million for a reduction in the reserve for excess inventory. We expect cost of goods on a per-unit basis to stabilize, particularly related to overhead absorption and excess inventory reserve, as we produce more units.

Research and development expense. Research and development expense, net of funding received from grants, increased by $2.0 million, or 36%, from $5.6 million in the first nine months of 2017 to $7.6 million in the first nine months of 2018. The increase from the prior year was primarily due to verification and validation activities related to Argus 2s and consists of increased headcount, outside services, costs for internally produced prototypes. In the first nine months of 2018 and 2017, we utilized $0.2 million of grant funds to offset costs.

Clinical and regulatory expense. Clinical and regulatory expense increased $1.5 million, or 79%, from $1.9 million in the first nine months of 2017 to $3.4 million in the first nine months of 2018. This increase is primarily attributable to increased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase in the future as we (i) increase our implant run rate and enroll more patients in post market clinical studies for regulatory authorities, and (ii) conduct additional clinical trials to assess new products such as the Orion I and enhancements to our existing product.

       Selling and marketing expense. Selling and marketing expense increased $1.8 million, or 25%, from $7.1 million in the first nine months of 2017 to $8.9 million in the first nine months of 2018. This increase in costs was primarily the result of a $0.6 million increase for market development activities, increased headcount and related $0.8 million increase in compensation expense, and a $0.4 million increase in costs related to additional travel costs. While we expect these costs to increase in the future as we increase our selling and marketing resources to accelerate the commercialization of our product, we expect selling and marketing expense to decrease over time when expressed as a percentage of product revenue.

General and administrative expense. General and administrative expense remained constant at $8.2 million, in the first nine months of 2017 and 2018.

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

In March 2017, we successfully completed a rights offering to existing shareholders, raising proceeds of approximately $19.7 million net of offering costs, through the sale of 13,652,341 units at $1.47 per unit. Each unit consisted of a share of common stock and a five-year warrant with an exercise price of $1.47 per share.

During the first three months of 2018, we issued 2,224,000 shares of common stock for net proceeds of approximately $4.0 million as part of our At Market Issuance Sales Agreement with two separate investment banks.

We entered into stock purchase agreements on October 18, 2018, August 14, 2018 and May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 2,467,727, 3,225,807 and 6,756,757 shares respectively of common stock priced at $1.62, $1.55 and $1.48 per share respectively, the last reported sale price of the common stock on each purchase date. Gregg Williams is the Chairman of our Board of Directors. These placements of common stock provided net proceeds of $4.0 million, $5.0 million and $10.0 million respectively.

No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with these transactions. The shares issuable to the purchasers under the Securities Purchase Agreements were also issued pursuant to the exemption from registration under Rule 506 of Regulation D. We relied on this exemption from registration based in part on representations made by the purchasers

We believe our current cash and cash equivalents will fund our operations into January 2019. We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry. Furthermore, we continue to generate significant operating losses related to our Argus II product.

Until such time, if ever, as we can generate substantial product revenues, we anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us.

Cash and cash equivalents decreased by $2.8 million, or 36%, from $7.8 million as of December 31, 2017 to $5.0 million as of September 30, 2018. Working capital was $2.8 million as of September 30, 2018, as compared to $6.6 million as of December 31, 2017, a decrease of $3.8 million, or 58%. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first nine months of 2018, we used $22.1 million of cash in operating activities, consisting primarily of a net loss of $26.2 million, offset by non-cash charges which provided cash of $3.4 million for depreciation and amortization of property and equipment, stock-based compensation, bad debt recovery, excess inventory reserve and common stock issuable and by a net change in operating assets and liabilities which provided cash of $0.7 million. During the first nine months of 2017, we used $17.2 million of cash in operating activities, consisting primarily of a net loss of $21.1 million, offset by non-cash charges which provided cash of $1.5 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve, bad debt recovery and common stock issuable and by a net change in operating assets and liabilities which provided cash of $2.4 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first nine months of 2018 was $0.1 million and was $0.2 million in the first nine months of 2017 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $19.4 million of cash in the first nine months of 2018 consisting of $18.9 million from proceeds of common stock sold during the period and the remainder from the proceeds from exercise of warrants, options and employee stock plan purchases. Financing activities provided $19.9 million of cash in the first nine months of 2017 consisting of $19.7 million from the rights offering and the remainder from employee stock plan purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2018, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the nine months ended September 30, 2018, approximately 62% of our revenue was denominated in U.S. dollars, 35% in Euros, and 4% in Canadian dollars. The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2018, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, we have implemented new disclosure controls and procedures with key members of management for the nine month period ended September 30, 2018.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our CFO is involved in the operation of key review controls over financial reporting.

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

Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, together with the other information contained in this Quarterly Report and in our other public filings with the SEC. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Entities controlled by Gregg Williams, our Chairman of the Board, have the ability to influence or control the outcome of matters submitted for stockholder approval and may have interests that differ from those of our other stockholders.

As of October 18, 2018, entities controlled and beneficially owned by Gregg Williams, our Chairman of the Board, own in the aggregate approximately 45.3% of the outstanding shares of our common stock (or 49.9% after giving effect to Mr. Williams’ right to acquire beneficial ownership of 6,802,721 shares of common stock upon exercise of options or warrants). As a result, Mr. Williams may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. Mr. Williams may also have interests that differ from other stockholders and he may vote in a manner that is or could be deemed as adverse to interests of other stockholders. This concentration of voting power may have the effect of deterring, delaying or impeding actions that could be beneficial to other stockholders.

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

During 2016 and 2017 and 2018, we funded our business primarily through the issuance and sale of our securities and we received $9,000,000 in 2016, $10,000,000 in 2017, $10,000,000 in May 2018, $5,000,000 in August 2018 and $4,000,000 in October 2018 of proceeds from the sale of our securities from entities affiliated with Mr. Williams, our Chairman of the Board, constituting 45.5%, 49.8%, 100%, 100% and 100%, respectively, of amounts received in the offerings we completed. We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of the financial statements included in this Report. We anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. No assurance can be given that Mr. Williams or entities affiliated with him will continue to participate in any offerings of our securities or that we will be able to obtain additional capital from him. If we are unable to obtain funding on a timely basis, our business and operations may be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Going Concern” above.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

In order to obtain marketing approval for Orion we must demonstrate the safety and efficacy of Orion through clinical trials as well as additional supporting data. If Orion is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon Orion’s development, cause it to have reduced functionality, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We are conducting at UCLA and Baylor a six subject initial feasibility clinical study of Orion, but we cannot guarantee that any positive results in this limited trial will successfully translate to a pivotal clinical trial. It is not uncommon to observe results in human clinical trials that are unexpected based on limited trials testing, and many product candidates fail in large clinical trials despite promising limited clinical trial results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. No assurance can be given that we will not encounter similar results in our Orion trials. Human subjects in our clinical trials may suffer significant adverse events, tolerability issues or other side effects, including, but not limited to, adverse events associated with the surgical implantation, chronic implantation, and chronic use of the Orion device (Events that are also anticipated during or following explantation of the Orion device are identified with an asterisk (*)): intracranial hemorrhage*; subcutaneous hematoma*; vascular injury causing stroke or hemorrhage (e.g. injury to the superior sagittal sinus or posterior cerebral artery perforators)*; hydrocephalus*; intracranial hypotension or cerebrospinal fluid (CSF) leak*; headache or pain in the head, including deep pain*; tingling at the implant site*; brain edema*; infection*; meningitis*; implant site pain, swelling, discharge or effusion*; suture-related complications or stitch abscess*; skin erosion on and/or around the implant site; adverse tissue reaction to the implant; tissue damage at the implant/explant site*; cranial defect/bone damage*; decline in residual vision*; dizziness/syncope*; foreign body sensation at the implant site*; activation of motor or sensory neurons (e.g., muscle twitch); clinically symptomatic seizure*; development of epilepsy; coma*; death*; psychiatric events, including but not limited to mood changes, depression, suicidality, and psychosis*; neurological deficit, including but not limited to language (dysphemia), dysesthesias, paresis, parathesias, visual field, motor deficit (including apraxia), and memory impairment*; drug hypersensitivity, adverse drug reaction, or therapeutic agent toxicity*; events related to any surgery and general anesthesia including cardiac risks, including stroke/transient ischemic attack, arrhythmia, cardiac arrest, and myocardial infarction*, venous thromboembolic (VTE) disease*; pneumonia*, urinary tract infection*, post-operative delirium*, postoperative constipation*, post-operative vomiting or nausea*, or post-operative fever*; injuries due to falls or bumps; skin irritation or burns; Orion system failure or malfunction; array migration; damage to the Orion electronics case; device interaction including the Orion device may interfere with the proper functioning of other electronic devices and emissions from other electronic equipment may interfere with the proper functioning of the Orion device; and (explant only) inability to remove all or part of the Orion device due to fibrosis or other reason. No assurance can be given that we will not encounter adverse events in our Orion trials. The observed efficacy and extent of light perception and vision restoration for subjects implanted with Orion in our feasibility study may not be observed in a larger pivotal clinical trial. If general clinical trials of Orion fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of Orion.

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

We entered into stock purchase agreements on October 18, 2018, August 14, 2018 and May 3, 2018 with entities beneficially owned by Gregg Williams for the purchase of 2,467,727, 3,225,807 and 6,756,757 shares respectively of common stock priced at $1.62, $1.55 and $1.48 per share respectively, the last reported sale price of the common stock on each purchase date. Gregg Williams is Chairman of our Board of Directors. These placements of common stock provided net proceeds of $4.0 million, $5.0 million and $10.0 million respectively.

No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with these transactions. The shares issuable to the purchasers under the Securities Purchase Agreement were issued pursuant to an exemption from registration under Rule 506 of Regulation D. We relied on this exemption from registration based in part on representations made by the purchasers.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Restated Articles of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.(1)
10.1	Securities Purchase Agreement by and between the Registrant and each purchaser identified on Exhibit A thereto, dated August 14, 2018.(2)
10.2	Executive Employment Agreement by and between the Registrant and William Patrick Ryan, dated August 28, 2018.(3)
10.3	Securities Purchase Agreement by and between the Registrant and each purchaser identified on Exhibit A thereto, dated October 18, 2018.(4)
31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 16, 2018.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 4, 2018.

(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 22, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	November 7, 2018
Jonathan Will McGuire	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	November 7, 2018
John T. Blake	(Principal Financial and Accounting Officer)