Form 10-Q
period 2019-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2019-05-15
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EYES	NASDAQ
Warrants	EYESW	NASDAQ

As of May 10, 2019, the registrant had 124,197,961 shares of common stock, $0 par value per share and 61,459,657 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,682	$4,471
Accounts receivable, net	597	504
Inventories, net	1,602	3,250
Prepaid expenses and other current assets	1,155	1,395
Total current assets	35,036	9,620
Property and equipment, net	963	1,025
Right-of-use assets	2,508	—
Deposits and other assets	41	37
Total assets	$38,548	$10,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,600	$1,305
Accrued expenses	2,309	2,503
Accrued compensation expense	2,080	2,690
Accrued clinical trial expenses	1,016	933
Current operating lease liabilities	210	—
Contract liabilities	218	167
Total current liabilities	7,433	7,598
Long term operating lease liabilities	2,586	—
Total liabilities	10,019	7,598
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 200,000 shares authorized; shares issued and outstanding: 124,198 and 76,336 as of March 31, 2019 and December 31, 2018, respectively	263,418	229,019
Additional paid-in capital	46,586	44,111
Accumulated other comprehensive loss	(583)	(575)
Accumulated deficit	(280,892)	(269,471)
Total stockholders’ equity	28,529	3,084
Total liabilities and stockholders’ equity	$38,548	$10,682

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,128	$976
Cost of sales	731	668
Gross profit	397	308
Operating expenses:
Research and development, net of grants	2,183	2,474
Clinical and regulatory	1,006	1,348
Selling and marketing	2,103	3,011
General and administrative	2,449	3,244
Impairment charge	2,424	—
Total operating expenses	10,165	10,077
Loss from operations	(9,768)	(9,769)
Interest income	68	16
Net loss	$(9,700)	$(9,753)
Net loss per common share – basic and diluted	$(0.10)	$(0.17)
Weighted average common shares outstanding – basic and diluted	96,567	59,052

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(9,700)	$(9,753)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	45
Comprehensive loss	$(9,708)	$(9,708)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	57,630	$202,156	82	$153	$40,522	$(572)	$(234,377)	$7,882
Issuance of shares of common stock, net of issuance costs	2,224	3,992	—	—	—	—	—	3,992
Warrants exercise	5	7	—	—	—	—	—	7
Common stock issuance for services	—	—	34	65	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,285	—	—	1,285
Exercise of common stock options	5	8	—	—	—	—	—	8
Net loss	—	—	—	—	—	—	(9,753)	(9,753)
Foreign currency translation adjustment	—	—	—	—	—	45	—	45
Balance, March 31, 2018	59,876	$206,163	116	$218	$41,807	$(527)	$(244,130)	$3,531

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2018	76,336	$229,019	$44,111	$(575)	$(269,471)	$3,084
Adoption of ASC Topic 842-Leases (see note 2)	—	—	—	—	(144)	(144)
Issuance of shares of common stock and warrants in connection with rights offering, net of issuance costs	47,812	34,399	—	—	—	34,399
Release of restricted stock units	50	—	—	—	—	—
Warrants modification (see note 7)	—	—	1,577	—	(1,577)	—
Stock-based compensation expense	—	—	898	—	—	898
Net loss	—	—	—	—	(9,700)	(9,700)
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Balance, March 31, 2019	124,198	$263,418	$46,586	$(583)	$(280,892)	$28,529

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,700)	$(9,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	111
Stock-based compensation	898	1,285
Non-cash lease expense	6	—
Inventory reserve	—	(109)
Impairment charge	2,424	—
Common stock issuance for services	—	65
Changes in operating assets and liabilities:
Accounts receivable	(95)	1,374
Inventories	(786)	21
Prepaid expenses and other assets	236	(16)
Accounts payable	297	857
Accrued expenses	(57)	(354)
Accrued compensation expenses	(609)	(534)
Accrued clinical trial expenses	84	161
Contract liabilities	53	114
Net cash used in operating activities	(7,150)	(6,778)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(68)
Net cash used in investing activities	(37)	(68)
Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	34,399	3,992
Proceeds from exercise of options and warrants	—	15
Net cash provided by financing activities	34,399	4,007
Effect of exchange rate changes on cash and cash equivalents	(1)	14
Cash and cash equivalents:
Net increase (decrease)	27,211	(2,825)
Balance at beginning of period	4,471	7,839
Balance at end of period	$31,682	$5,014

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials for its products in Europe, and later to manage sales and marketing in Europe, the Middle East and Asia-Pacific. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of March 31, 2019. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

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

Our commercial product, the Argus® II retinal prosthesis system (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and received approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we have made the decision to maximize capital efficiency with our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs.

Liquidity and Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2018 has been provided by:

•	Issuance of common stock through our At Market Issuance Sales Agreement (the “Sales Agreement”) during the first quarter of 2018 which provided net cash proceeds of $4.0 million.
•	Issuance of common stock in a securities purchase agreement in May 2018, which provided net cash proceeds of $10.0 million.
•	Issuance of common stock in a securities purchase agreement in August 2018, which provided net cash proceeds of $5.0 million.
•	Issuance of common stock in a securities purchase agreement in October 2018, which provided net cash proceeds of $4.0 million.
•	Issuance of common stock in a securities purchase agreement in December 2018, which provided net cash proceeds of $3.0 million.
•	Issuance of common stock and warrants in a rights offering in February 2019, which provided net cash proceeds of $34.4 million.
•	Revenue of $1.1 million for the three months ended March 31, 2019 and $6.9 million for the year ended December 31, 2018 generated by sales of our Argus II product.

In November 2017, we entered into an At Market Issuance Sales Agreement with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold 2.2 million shares of common stock which provided net proceeds of $4.0 million under the Sales Agreement. No shares have been sold since February 2018 under the Sales Agreement.

In a rights offering completed on February 22, 2019, we sold approximately 47.8 million units, each priced at $0.724 for gross proceeds of approximately $34.6 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $1.47 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 41.4 million units in the offering for an aggregate investment of approximately $30 million.

On January 25, 2019, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to listing rules, and therefore we could become subject to delisting if we did not regain compliance within the compliance period (or the compliance period as may be extended). We continue to monitor and evaluate our options to cure this deficiency within the compliance period.

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

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. Accordingly, these and other related factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will seek to additionally fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2018, contained in our Annual Report on Form 10-K filed with the SEC on March 18, 2019. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Significant Accounting Policies

Discontinued operations

       Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform, we evaluated our accounting policies related to the disposition in accordance with ASC 205-20 Discontinued Operations, and assessed our long-lived assets for any indications that their carrying values may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment, for any impairment. Based upon these reviews we recorded an impairment charge of $2.4 million related to inventory of Argus II based on our plans to suspend production of Argus II. Based upon our review of the applicable accounting standards we determined that there was no impairment of any other assets.

Our significant accounting policies are set forth in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the period of adoption without restating prior comparative periods which is the method we have chosen. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of right-of-use assets and operating lease liabilities of approximately $2.6 million and $2.8 million respectively, as of January 1, 2019. The difference of $0.2 million between the right-of-use assets and operating lease liabilities, net of the deferred tax impact, was recorded as an adjustment to accumulated deficit at January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

       We do not believe that any other recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3. Concentration of Risk

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. We maintain cash and money market funds with financial institutions that we deem reputable. We extend differing levels of credit to our customers, and typically do not require collateral.

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Direct channel	$946	$659
Indirect channel	182	317
	$1,128	$976

During the three months ended March 31, 2019 and 2018, the following customers each comprised greater than 10% of our total revenues:

	Three Months Ended March 31,
	2019	2018
Customer 1	23%	15%
Customer 2	15%	14%
Customer 3	13%	—%
Customer 4	12%	—%
Customer 5	12%	—%
Customer 6	10%	11%
Customer 7	10%	—%
Customer 8	—%	22%
Customer 9	—%	12%
Customer 10	—%	11%

As of March 31, 2019 and December 31, 2018, the following customers each comprised greater than 10% of our total accounts receivable:

	March 31, 2019	December 31, 2018
Customer 1	28%	—%
Customer 2	24%	22%
Customer 3	23%	21%
Customer 4	22%	—%
Customer 5	—%	55%

Geographic Concentration

During the three months ended March 31, 2019 and 2018, regional revenue based on customer locations which each comprised greater than 10% of our total revenues, consisted of the following:

	Three Months Ended March 31,
	2019	2018
United States	60%	53%
Italy	23%	15%
Korea	10%	11%
Singapore	—%	12%

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 both include assets amounting to $1.5 million relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2019 (unaudited):
Money market funds	$31,335	$31,335	$—	$—
December 31, 2018:
Money market funds	$4,156	$4,156	$—	$—

       As of March 31, 2019 and December 31, 2018, the money market funds include $0.2 million held in a deposit account in Switzerland as security for the performance of contracts.

5. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$791	$791
Work in process	2,512	3,055
Finished goods	2,705	2,089
	6,008	5,935
Allowance for excess and obsolete inventory and impairment charge	(4,406)	(2,685)
Inventories, net	$1,602	$3,250

       We recorded $2.4 million as an impairment charge in the first quarter of 2019, related to our plans to suspend Argus II production. See note 10 for further details.

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$2,482	$2,482
Computer hardware and software	1,493	1,456
Leasehold improvements	298	298
Furniture, fixtures and equipment	46	46
	4,319	4,282
Accumulated depreciation and amortization	(3,356)	(3,257)
Property and equipment, net	$963	$1,025

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2018	$167
Consideration received in advance of revenue recognition	51
Revenue recognized	—
Ending Balance as of March 31, 2019	$218

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

Beginning balance as of December 31, 2018	$181
Additions	—
(Write-offs) Recoveries	(1)
Ending Balance as of March 31, 2019	$180

       Right-of-use assets and operating lease liabilities

      We lease certain office space and equipment for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of one year or less are recognized on a straight line basis over the term. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. Our operating lease for office space includes one option to renew, with a five year renewal term that can extend the lease term to 2027. The exercise of this lease renewal option is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate of 10% based on the information available at commencement date in determining the present value of lease payments.

       Lease assets and liabilities consisted of the following (in thousands):

Assets	Classification	March 31, 2019
Non-current assets	Right-of-use assets	$2,508
Liabilities
Current	Current operating lease liabilities	$210
Long term	Long term operating lease liabilities	$ 2,586

:

The components of lease expense for the three months ended March 31, 2019 were as follows (unaudited):

For the three months ended March 31, 2019
Lease expense:
Operating lease expense	$123
Short-term lease expense	—
Total lease expense	$123

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117

For operating lease:
Weighted average remaining lease term (in years)	7.9
Weighted average discount rate	10%

Minimum future payments under the Company’s leases at March 31, 2019 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2019 (remaining nine months)	$155	$359
2020	237	491
2021	277	505
2022	322	521
2023	352	516
Thereafter	1,453	1,704
Total	$2,796	$4,096

6. Equity Securities

Potentially Dilutive Common Stock Equivalents

As of  March 31, 2019 and 2018, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,
	2019	2018
Common stock warrants issued to underwriter of initial public offering	802	802
Common stock warrants issued in connection with March 2017 rights offering	13,647	13,647
Common stock warrants issued in connection with February 2019 rights offering	47,812	—
Common stock options	8,587	7,921
Common stock issuable	—	116
Restricted stock units	513	71
Employee stock purchase plan	451	229
	71,812	22,786

7. Warrants

Warrants to purchase 47,812,371 shares of common stock with an exercise price of $1.47 per share were issued in the rights offering completed in February 2019.  The warrants are listed for trading under the symbol “EYESW” on the NASDAQ Capital Market and expire on March 14, 2024.

At the Company’s discretion, the warrants are redeemable on 30 days’ notice (i) if, after March 14, 2019, the shares of the Company’s common stock are trading at $2.94 for 15 consecutive trading days and (ii) if all of the independent directors vote in favor of redeeming the warrants. Holders may be able to sell or exercise warrants prior to any announced redemption date and the Company will redeem outstanding warrants not exercised by the announced redemption date for a nominal amount of $0.01 per Warrant.

The net cash proceeds were allocated to the relative fair values of the common stock and warrants on the date of issuance resulting in an allocation of $0.47 per share to the common stock and $0.25 per share to the warrants. In calculating the fair value of the warrants using the Black-Scholes model, the assumptions included a risk free interest rate of 2.49%, expected volatility of 82% and expected life of 5.08 years, and a 0% dividend yield.

We extended the term of 13,647,286 warrants issued in our March 2017 rights offering (“March 2017 warrants”) by approximately two years effective as of February 15, 2019 as part of our February 2019 rights offering. We determined the fair value of the March 2017 warrants immediately before and after the modification. The fair value of the March 2017 warrants after the modification was increased by approximately $1.6 million, resulting in an accounting adjustment to additional paid-in capital and accumulated deficit in the consolidated statements of shareholders’ equity. The assumptions used in the determination of fair value of the warrants before and after the extension included a risk free interest rate of 2.50% and 2.49%, expected volatility of 81% and 82%, and expected lives of 3.08 years and 5.08 years, respectively and 0% dividend yields for both.

A summary of warrants activity for the three months ended March 31, 2019 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2018	14,449	$2.01	3.10
Issued	47,812	1.47
Exercised	—
Forfeited or expired	—
Warrants outstanding as of March 31, 2019	62,261	$1.60	4.90
Warrants exercisable as of March 31, 2019	62,261	$1.60	4.90

The warrants outstanding as of March 31, 2019 had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the three months ended March 31, 2019 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2018	7,120		$3.83	6.81
Granted	2,103		$0.78
Exercised	—	$
Forfeited or expired	(636)		$3.99
Options outstanding as of March 31, 2019	8,587		$3.07	7.77
Options exercisable as of March 31, 2019	3,357		$5.26	5.76

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2019 was approximately $1,000. As of March 31, 2019, there was $4.4 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.02 years.

During the three months ended March 31, 2019, we granted stock options to purchase 2,102,862 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at prices ranging from $0.69 to $0.87 per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $1.1 million ($0.45 to $0.57 per share) using the following assumptions: expected term of 6.02 to 6.08 years, volatility of 72.0%, risk-free interest rate of 2.51% to 2.63%, and expected dividend rate of 0.0%.

The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2019 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	35	$12.43
Awarded	527	0.75
Vested and released	(49)	3.66
Forfeited/canceled	—	—
Outstanding as of March 31, 2019	513	$1.28

As of March 31, 2019, there was $0.6 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 3.73 years.

During the three months ended March 31, 2019, we awarded RSUs of 526,500 to certain employees. The RSUs generally vest over a four year period, and were awarded at the fair value of our common stock on the respective award dates.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At March 31, 2019 the maximum number of shares that may be issued under the plan is 2,050,000.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of sales	$47	$65
Research and development	187	103
Clinical and regulatory	34	92
Selling and marketing	130	123
General and administrative	500	902
	$898	$1,285

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

10.  Subsequent Event

       On May 10, 2019, we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. Specifically, we will reduce expenses and personnel by 21 employees related to commercial activities and production for the Argus® II. We will maintain a team that will continue to support existing Argus II patients and centers of excellence.

      We expect to recognize approximately $0.7 million of pre-tax restructuring charges in the second quarter of fiscal year 2019 in connection with this restructuring, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the next two quarters of 2019.

      We also recorded $2.4 million as an impairment charge in the first quarter of 2019, related to our plans to suspend production of Argus II. The $2.4 million includes a non-cash impairment charge to our inventory. We determined that there was no impairment of any other assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2018 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Second Sight Medical Products, Inc. (NASDAQ: EYES) develops, manufactures and markets implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest populations of sight-impaired individuals.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. A six-subject early feasibility study of the Orion device is currently underway at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). No peer-reviewed data is available yet for the Orion system. We anticipate enrolling additional feasibility subjects in 2019 while simultaneously negotiating the clinical and regulatory pathway to commercialization with the FDA as part of the Breakthrough Devices Program.

Our principal offices are located in Los Angeles, California. We also have an office in Lausanne, Switzerland, that manages our commercial and clinical operations in Europe, the Middle East and Asia.

Our current commercially approved product, the Argus ® II Retinal Prosthesis System (“Argus II”), treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II is the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. A subset of these patients would be eligible for the Argus II since the approved baseline vision for the Argus II is worse than legally blind (20/200). We commissioned 3rd party market research to estimate the size of the RP market that resulted in an estimate of approximately 1,500 patients in the US with advanced RP that could be treated with the Argus II given the eligibility criteria of our label.

The Argus II system provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and there is no evidence that it can slow or reverse the progression of the disease. The majority of patients receive a significant benefit from the Argus II, however results can vary and some patients report receiving little or no benefit. By creating an artificial form of useful vision in patients who otherwise have total sight loss, the Argus II can provide benefits that include:

•	restoring independence through a renewed ability to navigate independently in unfamiliar environments;
•	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk;
•	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away;
•	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching moving streams of lights from fireworks;

•	enabling some patients to re-enter the workforce through multiple vocations that become possible because of Argus II; and
•	improving patients’ well-being and ability to perform activities of daily living.

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

Based on assessments of the development of our Orion technology and Orion’s positive results in our early feasibility study of the six subjects implanted with the Orion at UCLA and Baylor, on May 10, 2019 our Board approved an acceleration of our transition from the Argus II to the Orion platform so we may more rapidly implement our strategy of treating blindness domestically and worldwide with the Orion technology. As a result, we will:

•

accelerate the changeover to, and upgrades of, our supply chain, manufacturing and quality assurance processes, as well as our facilities and talent pool to the Orion program and suspend production of Argus II systems;

•	plan for the manufacture of the relatively large number of additional Orion devices that we will require to support FDA approval of the Orion as an approved commercial product;
•	seek to expand our early feasibility study and/or conduct a pivotal clinical trial with the intent of seeking regulatory approval for marketing Orion in the U.S.;
•	reduce our commercial activities and other costs associated with expanding or maintaining Argus II sales domestically and outside the United States ;
•	limit future sales and implants of the Argus II to finished units and inventory on hand;
•	incur a one-time non-cash impairment charge of our inventory of approximately $2.4 million in the quarter ended March 31, 2019;
•	incur cash severance and related expenses of approximately $700,000 over the next two quarters covering 21 employees associated with Argus II operations; and
•

continue to support our existing and future Argus II users, which includes our commitment to bring the Argus 2s enhanced software and peripherals, following regulatory approval, to market in a limited manner which may improve the current user experience

We anticipate annual selling and marketing expense will decline by approximately $2.3 million in 2019 and decline further by approximately $2.7 million in 2020. We also expect revenue to decline as we sell through our existing inventory. We expect approximately $4.9 million of annual expense related to our manufacturing capacity to be reported as additional R&D expense in future quarters.

We are actively developing multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Argus II or Orion user experience.  In most cases, we collaborate with 3rd party firms to advance and integrate these innovative technologies with our artificial vision systems.  Examples of technologies that are currently researching include: eye tracking, object recognition and localization, thermal imaging and depth-based decluttering.  We expect to advance several of these technologies to the point having prototype eyewear suitable for clinical testing in 2019.

As of March 31, 2019, after more than 20 years of research and development, more than $250 million of investment and over $34 million of grants awarded in support of our technology development, we employ over 120 people in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products such as Orion. In May 2019, we announced a restructuring plan that provides for separation of 21 employees over approximately the next six months.

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. Funding of our business since 2018 has been provided by:

•	Issuance of common stock through our At Market Issuance Sales Agreement during the first quarter of 2018 which provided $4.0 million of net cash proceeds.
•	Issuance of common stock in a securities purchase agreement in May 2018, which provided net proceeds of $10.0 million.
•	Issuance of common stock in a securities purchase agreement in August 2018, which provided net proceeds of $5.0 million.
•	Issuance of common stock in a securities purchase agreement in October 2018, which provided net proceeds of $4.0 million.
•	Issuance of common stock in a securities purchase agreement in December 2018, which provided net cash proceeds of $3.0 million.
•	Issuance of common stock and warrants in a rights offering in February 2019, which provided net proceeds of $34.4 million.
•	Revenue of $1.1 million for the three months ended March 31, 2019 and $6.9 million for the year ended December 31, 2018 generated by sales of our Argus II product

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

In a rights offering completed on February 22, 2019 we sold approximately 47.8 million units, each priced at $0.724 for gross proceeds of approximately $34.6 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $1.47 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 41.4 million units in the offering for an aggregate investment of approximately $30 million.

     We are subject to the risks and uncertainties associated with a business with one product line and diminishing commercial product revenues, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least twelve months from the date of issuance of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization Argus II or any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

•

Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (“MACs”) that administer various geographic regions of the US. Positive coverage decisions for the Argus II are effective in eight of 12 MAC jurisdictions (comprising 31 states, two territories and the District of Columbia). Effective January 1, 2019, the Centers for Medicare and Medicaid Services (“CMS”) established a 2019 average payment rate of $152,500 for both the procedure and the Argus II Retinal Prosthesis System.

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

Within Europe, Argus II obtained reimbursement approval or funding in Germany (NUB Innovation Funding Program), France (Forfait Innovation Funding Program), one region of Italy (Regional Funding), and via Commissioning through Evaluation (“CtE”) program in England. If successful, the Forfait Innovation Funding Program and CtE program would result in permanent national funding for Argus II.

Currently, we are in process of evaluating potential reimbursement pathways for Orion in the US market. Compared to Argus II, which is largely catering to Medicare patient population, Orion is expected to address a patient population with diverse and more balanced payer mix due to our potential indications profile and expected younger average patient population. As Orion is a part of the FDA’s Breakthrough Devices program, we are closely evaluating a variety of fast track reimbursement programs, including recent encouraging announcements from CMS proposing modernization of payment policies for medical devices that meet FDA’s Breakthrough Devices designation. If feasible, we also plan to approach some of the key payers during the second half of 2019 and get their feedback to ensure our next stage clinical trial design for Orion will cater to their key coverage requirements.

Product and Clinical Development Plans

Orion.  By further developing our visual cortical prosthesis, Orion, we believe we will significantly expand our market to include nearly all profoundly blind individuals. The only notable exceptions for potential use of the Orion are those who are blind due to otherwise currently treatable diseases, individuals who are born blind, or blindness due to direct damage of the visual cortex, which is rare. However, of the estimated 36 million blind people worldwide, there are approximately 5.8 million people who are legally blind due to causes that are not otherwise treatable (including RP) or age-related macular degeneration (“AMD”). If approved for marketing, the FDA and other regulatory agencies will determine the subset of these patients who are eligible for the Orion based on our clinical trials and the associated results.

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject early feasibility study of the Orion device is currently underway at UCLA and Baylor. No peer-reviewed data is available yet for the Orion system.

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

We expect that inclusion in the Breakthrough Devices Program may shorten the timeline required to bring the Orion to market as a commercial product. We also are currently evaluating our pivotal trial design for Orion and expect to reach consensus with the FDA on design specifics during 2019. Major elements of our clinical trial design include the number of patients, study duration, and the endpoints suitable for assessing visual function, functional vision and quality of life. While negotiations with the FDA are ongoing, we believe the study design will require a minimum sample population of 30 subjects with at least six months of follow-up data for each patient prior to submittal of a premarket (PMA) application.

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

Given the limited addressable market of Argus II, we made the decision to maximize capital efficiency with our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs.  As a result, we expect to suspend production activities related to Argus II, sell through our remaining inventory and reduce our commercial activities related to Argus II. We remain committed to supporting existing Argus II users and intend to pursue regulatory approvals for our new externals, Argus 2s.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the United States Securities and Exchange Commission require management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

We adopted ASU No. 2016-02—Leases (Topic 842), as amended, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption and in comparative periods that approximates the results of a full retrospective approach. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification.

       Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $2.6 million and $2.8 million respectively, as of January 1, 2019. The difference of $0.2 million between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to accumulated deficit at January 1, 2019. The standard did not materially impact our consolidated net loss and had no impact on cash flows.

       There have been no other material changes to our critical accounting policies during the three months ended March 31, 2019.

Results of Operations

Net sales. Our net sales are derived primarily from the sale of our Argus II product. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. In May 2019, we decided to accelerate our transition to our Orion platform.  As a result, we expect to suspend production related to Argus II and sell through our remaining inventory.

Cost of sales. Cost of sales includes the salaries, benefits, material, overhead, third party costs, warranty, charges for excess and obsolete inventory, and other costs required to make our Argus II system at our Los Angeles, California facility. Our product involves technologically complex materials and processes. We expect to record cost of sales for any remaining Argus II inventory that we sell and a majority of our expenses related to our production capabilities and fixed overhead to be reported as research and development expense in future periods. We record cost of sales when products are implanted, which may differ from the period we are able to record revenue. Such timing differences may cause our reported results of operations to be difficult to compare from period to period.

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

•

Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase as we assess the safety and efficacy of enhancements to our current Argus II and conduct clinical studies of potential future products such as Orion.

•

Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities including the cost of units consumed as demos or samples. We expect sales and marketing expenses to decrease as we reduce our Argus II commercial activities and sell through our existing inventory.

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

Comparison of the Three Months Ended March 31, 2019 and 2018

We implanted a total of ten Argus II products during the first quarter of 2019 and sixteen in the first quarter of 2018. Of these, four implants were in Europe, the Middle East and Asia (collectively, “EMEA”) in the first quarter of 2019 while six implants were in EMEA in the first quarter of 2018.

In North America, there were six implants in the first quarter of 2019 while there were ten implants in the first quarter of the prior year. Of these, there were six implants in the U.S. in the first quarter of 2019 and nine in the first quarter of 2018 and one implant in Canada in the first quarter of 2018.

Net Sales. Net sales were $1.1 million in the first quarter of 2019 as compared to $1.0 million in the same period in 2018, an increase of $0.1 million or 16%. Revenue was recognized for nine units in both periods. Revenue recognized per implant was approximately $125,000 in the first quarter of 2019 and was $108,000 in same period of 2018. We expect our net sales to decline as we sell through our existing inventory of Argus II.

Cost of sales. Cost of sales was $0.7 million in both periods. Cost of sales in the first quarter of 2019 consists primarily of the cost of products implanted and unabsorbed production costs. In the first quarter of 2018, the cost of sales included approximately $0.8 million for the cost of products implanted and unabsorbed production costs less an adjustment of $0.1 million for a reduction in the reserve for excess inventory. We expect to record cost of sales for any remaining Argus II inventory that we sell and a majority of our expenses related to our production capabilities and fixed overhead to be reported as research and development expense in future periods.

Research and development expense. Research and development expense, net of funding received from grants, decreased by $0.3 million, or 12%, from $2.5 million in the first quarter of 2018 to $2.2 million in the first quarter of 2019. In the first quarter of 2019 we utilized $0.6 million of grant funds to offset costs as compared to zero in 2018. The costs before the grant revenue offset increased from the prior year primarily due to verification and validation activities related to Argus 2s and consists of increased headcount and costs for internally produced prototypes. We expect our research and development expenses to increase in future periods as we accelerate our transition to the Orion platform, including costs previously related to production activities such as facilities and personnel that will be transitioning to Orion development activities.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.3 million, or 25%, from $1.3 million in the first quarter of 2018 to $1.0 million in the first quarter of 2019. This decrease is primarily attributable to decreased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase in the future as we conduct additional clinical trials to assess new products such as Orion and related enhancements to our user experience.

Selling and marketing expense. Selling and marketing expense decreased $0.9 million, or 30%, from $3.0 million in the first quarter of 2018 to $2.1 million in the first quarter of 2019. This decrease in costs was primarily the result of decreased use of outside services, reduced headcount and related compensation expenses. We expect selling and marketing expense to decrease as we reduce our Argus II commercial activities and sell through our existing inventory.

General and administrative expense. General and administrative expense decreased $0.8 million, or 25%, from $3.2 million in the first quarter of 2018 to $2.4 million in the same period of 2019. This decrease is primarily attributable to $0.5 million in lower compensation costs primarily due to cancelled stock option grants and reduced outside service costs of $0.2 million. We expect general and administrative expenses to decline in the short-term after reducing our foreign subsidiary expenses by approximately $0.2 million in 2019.

Impairment charge. We recorded a non-cash impairment charge of $2.4 million in the first quarter of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production.

Liquidity and Capital Resources

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

In a rights offering completed on February 22, 2019, we sold approximately 47.8 million units, each priced at $0.724 for gross proceeds of approximately $34.6 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $1.47 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 41.4 million units in the offering for an aggregate investment of approximately $30 million. The expiration date of the warrants issued pursuant to this rights offering is March 14, 2024, and the expiration date of all previously outstanding warrants listed for trading under the symbol “EYESW” were extended to March 14, 2024.

We have do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We expect revenues for Argus II to decrease as we sell through our remaining inventory and expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

Until such time, if ever, as we can generate substantial product revenues, we anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. Accordingly, these factors among others raise substantial doubt about our ability to continue as a going concern. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us.

Cash and cash equivalents increased by $27.2 million from $4.5 million as of December 31, 2018 to $31.7 million as of March 31, 2019. Working capital was $27.6 million as of March 31, 2019, as compared to $2.0 million as of December 31, 2018, an increase of $25.6 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first three months of 2019, we used $7.2 million of cash in operating activities, consisting primarily of a net loss of $9.7 million, offset by non-cash charges which provided cash of $3.4 million for depreciation and amortization of property and equipment, stock-based compensation, change in right to use assets, excess inventory reserve and by a net change in operating assets and liabilities which used cash of $0.9 million. During the first three months of 2018, we used $6.8 million of cash in operating activities, consisting primarily of a net loss of $9.8 million, offset by non-cash charges which provided cash of $1.4 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve and common stock issuable and by a net change in operating assets and liabilities which provided cash of $1.6 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first three months of 2019 was $37,000 and was $68,000 in the first three months of 2018 primarily for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $34.4 million of cash in the first three months of 2019 consisting of net proceeds from the rights offering completed during the period. Financing activities provided $4.0 million of cash in the first three months of 2018 consisting of net proceeds from the sale of common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2019, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the three months ended March 31, 2019, approximately 70% of our revenue was denominated in U.S. dollars and 30% in Euros. The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2019, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      Although we believe that our strategy to (i) leverage proven Argus II technology to develop the Orion visual cortical prosthesis and (ii) significantly expand our addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease and injury, diabetic retinopathy, glaucoma and other untreatable causes is more likely to address a better and faster way to treat many causes of blindness, including the Retinitis Pigmentosa population, we will incur material near term losses, market uncertainty and our stock may experience significant fluctuations as we make the transition from the Argus II to the Orion.

Based on assessments of the development of our Orion technology and the positive results in an early feasibility study of the six subjects implanted with the Orion at UCLA Medical and Baylor College of Medicine, on May 10, 2019 our Board approved an acceleration of our transition from the Argus II to the Orion platform so we may more rapidly implement our strategy of treating blindness domestically and worldwide. As a result, we will:

•

accelerate the changeover to, and upgrades of, our supply chain, manufacturing and quality assurance processes, as well as our facilities and talent pool to the Orion program and suspend production of Argus II systems;

•	plan for the manufacture of Orion devices that we will require to support FDA approval of the Orion commercial product;
•	seek to expand our early feasibility study and/or conduct a pivotal clinical trial with the intent of seeking regulatory approval for marketing Orion in the U.S;
•	reduce our commercial activities and other costs associated with expanding or maintaining Argus II sales domestically and outside the United States;
•	limit future sales and implants of the Argus II to finished units and inventory on hand;
•	incur a non-cash impairment charge of our inventory of approximately $2.4 million in the quarter ended March 31, 2019;
•	incur cash severance and related expenses of approximately $700,000 over the next two quarters covering 21 employees associated with Argus II operations; and
•

continue to support our existing and future Argus II patient population, which includes our commitment to bring the Argus 2s enhanced software and peripherals, following regulatory approval, to market in a limited manner which may improve the current patient experience.

       Our decision to accelerate Orion development may cause physicians or individuals who are eligible for Argus II to delay implantation in favor of Orion which may have an adverse effect on our Argus II sales and results of operations.

As a result of this transition from the Argus II, our future success will depend on the further development, regulatory approval and commercialization of the Orion product. Although we believe this more rapid changeover and implementation of our long term strategy for treating blindness by Orion will provide us a sizable, commercially sustainable domestic and worldwide market for our products, in the near term we will incur significant losses, market volatility and regulatory uncertainty, including uncertainty associated with pricing and reimbursement coverage with no current assurance of market acceptance. No assurance can be given that this strategy will achieve domestic and regulatory approvals or result in commercial viability of our products or our company.

        If our development activity, regulatory efforts and substantial investments related to Orion do not result in a commercial product or if our company never achieves profitability or positive free cash flow, our stock price will decline, we will not be able to sustain operations and our stockholders may incur a complete loss of their investment in our company.

      We expect our revenues for Argus II to decrease as we sell through our remaining inventory and our expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for the Orion and any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to continue incurring significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. Nevertheless no assurance can be given that Orion will achieve commercial success or result in profitable operations, in which case investors may lose all or substantially all of their investment in our company.

       The CE marking regulations in the European Union are subject to a significant effort to strengthen the regulatory regime for medical devices which, if adopted, will make the approval process more time consuming and costly for us to obtain access to and continue to market within the European markets.

       We are subject to an annual audit of compliance with the rules necessary to support our CE Mark.  In April 2017 the European Commission published a new regulatory scheme that imposes significant additional obligations on medical device companies. As such, devices with a current CE marking, such as the Argus II, will have to comply with additional, more challenging regulatory obligations.  The changes being made to the regulations include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures.  With the additional provisions adopted by the European Parliament, the European Medicines Agency (EMA) may be involved in regulation of some types of medical devices in the qualification and monitoring of notified bodies (NBs), and enhancing the roles of other bodies, including a new Medical Devices Coordination Group (MDCG).  The European Parliament’s revisions also impose enhanced competence requirements for NBs and “special notified bodies” (SNBs) for specific categories of devices, such as implantable devices.  These changes are anticipated to result in stricter conformity assessment procedures. The medical device industry anticipates that there will be significant changes under these initiatives to the regulation of medical devices which will increase the time and costs for obtaining CE marking after May 2020. We will be audited to this new standard in 2020.

      Our CE Mark registration must be renewed on a periodic basis.  Our current CE Mark registration for the Argus II will expire on September 1, 2019, if not renewed.  We expect to commence our recertification audit in June 2019 and expect to receive a recertification through May 2022. However, if we fail to successfully renew our CE Mark registration, we will not be able to sell Argus II in most international markets after September 1, 2019. Further, the Medical Device Single Audit Program (MDSAP) is a new multi-national standard adopted by Australia, Brazil, Canada, Japan and the European Union. MDSAP may impose a higher compliance burden than CE Mark through more rigorous audit requirements.  In connection with our strategic decision to accelerate Orion development, we decided not to pursue MDSAP compliance during 2019 and will suspend our commercial activities for Argus II in Canada until further notice.

       We are increasingly dependent on sophisticated information technology systems, including systems from third parties, and if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially affected.

       We are increasingly dependent on sophisticated information technology systems for our products and infrastructure, and we rely on these information technology systems, including technology from third party vendors, to process, transmit and store electronic information in our day-to-day operations. We continuously monitor, upgrade and expand the systems we operate to improve information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop or contract new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, and the increasing need to protect patient and customer information. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or proprietary information. If we fail to maintain or protect our information systems and data integrity with cyber security effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, have regulatory sanctions, fines, or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. There can be no assurance that our process of upgrading and expanding our information systems capabilities, protecting and enhancing our systems including cyber security methods, and developing new systems to keep pace with continuing changes in information processing technology will be successful or that additional systems issues will not arise in the future. Our products contain hardware and software protections which are intended to prevent unauthorized access or control of our implanted device.  However, if an unauthorized user is able to breach our controls and gain access to one of our devices implanted in a patient, serious harm, injury and/or death may result. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems, as well as any data breaches, could have a material adverse effect on our business.

       Other Risk Factors

We incorporate herein by reference the risk factors described in our Annual Report on Form 10-K, including those risk factors which are updated, expanded or otherwise modified by this report with respect to our transitioning from a reliance on Argus II to a reliance on our new Orion development program, as filed with the Securities and Exchange Commission on March 18, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	May 15, 2019
Jonathan Will McGuire	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	May 15, 2019
John T. Blake	(Principal Financial and Accounting Officer)