Form 10-Q
period 2019-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2019-08-06
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, the registrant had 124,586,323 shares of common stock, $0 par value per share and 61,459,657 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,161	$4,471
Accounts receivable, net	629	504
Inventories, net	1,474	3,250
Prepaid expenses and other current assets	783	1,395
Total current assets	28,047	9,620
Property and equipment, net	993	1,025
Right-of-use assets	2,454	—
Deposits and other assets	26	37
Total assets	$31,520	$10,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,255	$1,305
Accrued expenses	2,562	2,503
Accrued compensation expense	2,207	2,690
Accrued clinical trial expenses	1,038	933
Current operating lease liabilities	219	—
Contract liabilities	557	167
Total current liabilities	7,838	7,598
Long term operating lease liabilities	2,487	—
Total liabilities	10,325	7,598
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 124,586 and 76,336 as of June 30, 2019 and December 31, 2018, respectively	263,656	229,019
Additional paid-in capital	47,445	44,111
Accumulated other comprehensive loss	(574)	(575)
Accumulated deficit	(289,332)	(269,471)
Total stockholders’ equity	21,195	3,084
Total liabilities and stockholders’ equity	$31,520	$10,682

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,282	$1,907	$2,410	$2,883
Cost of sales	933	836	1,664	1,504
Gross profit	349	1,071	746	1,379

Operating expenses:
Research and development, net of grants	3,436	2,422	5,619	4,895
Clinical and regulatory, net of grants	536	1,126	1,542	2,475
Selling and marketing	1,689	2,879	3,792	5,891
General and administrative	2,256	2,632	4,705	5,875
Restructuring charges	873	—	3,297	—
Total operating expenses	8,790	9,059	18,955	19,136

Loss from operations	(8,441)	(7,988)	(18,209)	(17,757)
Interest income	1	27	69	43

Net loss	$(8,440)	$(7,961)	$(18,140)	$(17,714)

Net loss per common share – basic and diluted	$(0.07)	$(0.12)	$(0.16)	$(0.29)

Weighted average common shares outstanding – basic and diluted	124,332	64,418	110,526	61,750

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(8,440)	$(7,961)	$(18,140)	$(17,714)

Other comprehensive income (loss):
Foreign currency translation adjustments	9	(77)	1	(32)
Comprehensive loss	$(8,431)	$(8,038)	$(18,139)	$(17,746)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

	Common Stock		Common Stock Issuable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2017	57,630	$202,156	82	$153	$40,522	$(572)	$(234,377)	$7,882
Issuance of shares of common stock, net of issuance costs	2,224	3,992	—	—	—	—	—	3,992
Warrants exercise	5	7	—	—	—	—	—	7
Common stock issuance for services	—	—	34	65	—	—	—	65
Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,285	—	—	1,285
Exercise of common stock options	5	8	—	—	—	—	—	8
Net loss	—	—	—	—	—	—	(9,753)	(9,753)
Foreign currency translation adjustment	—	—	—	—	—	45	—	45
Balance, March 31, 2018	59,876	206,163	116	218	41,807	(527)	(244,130)	3,531
Issuance of shares of common stock, net of issuance costs	6,757	9,978	—	—	—	—	—	9,978
Issuance of common stock in connection with employee stock purchase plan	226	261	—	—	—	—	—	261
Common stock issued or issuable for services	133	262	(116)	(218)	—	—	—	44
Release of restricted stock units	12	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	627	—	—	627
Exercise of common stock options	71	141	—	—	—	—	—	141
Net loss	—	—	—	—	—	—	(7,961)	(7,961)
Foreign currency translation adjustment	—	—	—	—	—	(77)	—	(77)
Balance, June 30, 2018	67,075	$216,805	—	$—	$42,434	$(604)	$(252,091)	$6,544

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2018	76,336	$229,019	$44,111	$(575)	$(269,471)	$3,084
Adoption of ASC Topic 842-Leases (see note 2)	—	—	—	—	(144)	(144)
Issuance of shares of common stock and warrants in connection with rights offering, net of issuance costs	47,812	34,399	—	—	—	34,399
Release of restricted stock units	50	—	—	—	—	—
Warrants modification (see note 7)	—	—	1,577	—	(1,577)	—
Stock-based compensation expense	—	—	898	—	—	898
Net loss	—	—	—	—	(9,700)	(9,700)
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Balance, March 31, 2019	124,198	263,418	46,586	(583)	(280,892)	28,529

Release of restricted stock units	12	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	376	238				238
Stock-based compensation expense	—	—	859	—	—	859
Net loss	—	—	—	—	(8,440)	(8,440)
Foreign currency translation adjustment	—	—	—	9	—	9
Balance, June 30, 2019	124,586	$263,656	$47,445	$(574)	$(289,332)	$21,195

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net loss	$(18,140)	$(17,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	222
Stock-based compensation	1,757	1,912
Non-cash lease expense	10	—
Inventory reserve	(446)	61
Restructuring charges-inventory impairment	2,587	—
Common stock issuance for services	—	109
Changes in operating assets and liabilities:
Accounts receivable	(122)	1,100
Inventories	(364)	(947)
Prepaid expenses and other assets	585	161
Accounts payable	(49)	471
Accrued expenses	192	(344)
Accrued compensation expenses	(483)	(162)
Accrued clinical trial expenses	105	294
Contract liabilities	387	213
Net cash used in operating activities	(13,785)	(14,624)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(116)
Net cash used in investing activities	(164)	(116)
Cash flows from financing activities:
Net proceeds from sale of common stock and warrants	34,399	13,970
Proceeds from exercise of options, warrants and employee stock purchase plan options	238	417
Net cash provided by financing activities	34,637	14,387
Effect of exchange rate changes on cash and cash equivalents	2	(10)
Cash and cash equivalents:
Net increase (decrease)	20,690	(363)
Balance at beginning of period	4,471	7,839
Balance at end of period	$25,161	$7,476

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials for its products in Europe, and later to manage sales and marketing in Europe, the Middle East and Asia-Pacific. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of June 30, 2019. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

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

Our commercially approved product, the Argus® II retinal prosthesis system (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and received approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we have made the decision to maximize capital efficiency with our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs. See Note 2 for discussion of Discontinued Operations.

Liquidity and Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2018 has been provided by:

•	Issuance of common stock through our At Market Issuance Sales Agreement (the “Sales Agreement”) during the first quarter of 2018 which provided net cash proceeds of $4.0 million.
•	Issuance of common stock in securities purchase agreements in May, August, October and December 2018, which provided net cash proceeds of $22.0 million.
•	Issuance of common stock and warrants in a rights offering in February 2019, which provided net cash proceeds of $34.4 million.
•	Revenue of $2.4 million for the six months ended June 30, 2019 and $6.9 million for the year ended December 31, 2018 generated by sales of our Argus II product.

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

On January 25, 2019, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to listing rules, and therefore we could become subject to delisting if we did not regain compliance within the compliance period. Nasdaq has extended the compliance period for an additional 180 days through January 20, 2020 and we continue to monitor and evaluate our options to cure this deficiency within this extended compliance period.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our product. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

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

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2018, contained in our Annual Report on Form 10-K filed with the SEC on March 19, 2019. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Significant Accounting Policies

Discontinued operations

       Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform, we evaluated our accounting policies related to the disposition in accordance with ASC 205-20 Discontinued Operations, and assessed our long-lived assets for any indications that their carrying values may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment, for any impairment. Based upon these reviews we recorded in March, 2019 an impairment charge of $2.4 million related to inventory of Argus II based on our plans to suspend production of Argus II. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. Specifically, we reduced expenses and personnel related to commercial activities and production for the Argus II. We recognized approximately $0.7 million of pre-tax restructuring charges in the second quarter of fiscal year 2019 in connection with this restructuring, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the next two quarters of 2019. In addition we incurred an additional $0.2 million impairment charge related to inventory in the three months ended June 30, 2019. Until Argus II operations cease, we continue to present it as part of continuing operations. Based upon our review of the applicable accounting standards we determined that there was no impairment of any other assets.

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

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct customers	$1,006	$1,798	$1,952	$2,456
Distributors	276	109	458	427
Total	$1,282	$1,907	$2,410	$2,883

During the three and six months ended June 30, 2019 and 2018, the following customers each comprised greater than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer 1	26%	—%	14%	—%
Customer 2	21%	—%	11%	4%
Customer 3	13%	7%	14%	10%
Customer 4	13%	—%	7%	3%
Customer 5	10%	15%	16%	15%
Customer 6	10%	—%	10%	—%
Customer 7	—%	12%	—%	8%

As of June 30, 2019 and December 31, 2018, the following customers each comprised greater than 10% of our total accounts receivable:

	June 30, 2019	December 31, 2018
Customer 1	26%	—%
Customer 2	21%	—%
Customer 3	19%	—%
Customer 4	17%	—%
Customer 5	14%	—%
Customer 6	—%	55%
Customer 7	—%	22%
Customer 8	—%	21%

Geographic Concentration

During the three and six months ended June 30, 2019 and 2018, regional revenue based on customer locations which each comprised greater than 10% of our total revenues, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	68%	56%	65%	55%
China	13%	—%	7%	3%
Italy	10%	15%	16%	15%
France	—%	19%	—%	13%

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 both include assets amounting to $1.4 million and $1.5 million, respectively, relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2019 (unaudited):
Money market funds	$25,096	$25,096	$—	$—
December 31, 2018:
Money market funds	$4,156	$4,156	$—	$—

       As of June 30, 2019 and December 31, 2018, the money market funds include $0.2 million held in a deposit account in Switzerland as security for the performance of contracts.

5. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$850	$791
Work in process	2,656	3,055
Finished goods	1,895	2,089
	5,401	5,935
Allowance for excess and obsolete inventory and impairment charge	(3,927)	(2,685)
Inventories, net	$1,474	$3,250

       We recorded $2.6 million as an impairment charge during the six months ended June 30, 2019, related to our plans to suspend Argus II production. See note 2 for further details.

Property and equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$2,575	$2,482
Computer hardware and software	1,516	1,456
Leasehold improvements	298	298
Furniture, fixtures and equipment	58	46
	4,447	4,282
Accumulated depreciation and amortization	(3,454)	(3,257)
Property and equipment, net	$993	$1,025

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2018	$167
Consideration received in advance of revenue recognition	390
Revenue recognized	—
Ending balance as of June 30, 2019	$557

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

Beginning balance as of December 31, 2018	$181
Additions	—
(Write-offs) Recoveries	(66)
Ending balance as of June 30, 2019	$115

       Right-of-use assets and operating lease liabilities

      We lease certain office space and equipment for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Operating leases with a term of one year or more are recognized on a straight line basis over the term. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. Our operating lease for office space includes one option to renew, with a five year renewal term that can extend the lease term to 2027. The exercise of this lease renewal option is at our sole discretion. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate of 10% based on the information available at commencement date in determining the present value of lease payments.

       Lease assets and liabilities consisted of the following (in thousands)(unaudited):

Assets	Classification	June 30, 2019
Non-current assets	Right-of-use assets	$2,454
Liabilities
Current	Current operating lease liabilities	$219
Long term	Long term operating lease liabilities	$ 2,487

The components of lease expense for the three and six months ended June 30, 2019 were as follows (unaudited):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Lease expense:
Operating lease expense	$ 123	$246
Short-term lease expense	—	—
Total lease expense	$ 123	$246

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$237

For operating lease:
Weighted average remaining lease term (in years)	7.6
Weighted average discount rate	10%

Minimum future payments under the Company’s leases at June 30, 2019 and their application to the corresponding lease liabilities are as follows (unaudited):

	Discounted lease liability payments	Payments due under lease agreements
2019 (remaining six months)	$105	$239
2020	237	491
2021	277	505
2022	322	521
2023	352	516
Thereafter	1,413	1,704
Total	$2,706	$3,976

6. Equity Securities

        Increase in Authorized Shares of Common Stock

        On June 4, 2019, our shareholders approved an amendment to our restated articles of incorporation increasing our authorized no par value shares of common stock from 200,000,000 to 300,000,000 shares.

Potentially Dilutive Common Stock Equivalents

As of  June 30, 2019 and 2018, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	June 30,
	2019	2018
Common stock warrants issued to underwriter of initial public offering	802	802
Common stock warrants issued in connection with March 2017 rights offering	13,647	13,647
Common stock warrants issued in connection with February 2019 rights offering	47,812	—
Common stock options	8,923	7,072
Restricted stock units	501	59
Employee stock purchase plan	456	234
	72,141	21,814

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

A summary of warrants activity for the six months ended June 30, 2019 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2018	14,449	$2.01	3.10
Issued	47,812	1.47
Exercised	—
Forfeited or expired	—
Warrants outstanding as of June 30, 2019	62,261	$1.60	4.65
Warrants exercisable as of June 30, 2019	62,261	$1.60	4.65

The warrants outstanding as of June 30, 2019 had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the six months ended June 30, 2019 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2018	7,120		$3.83	6.81
Granted	2,557		$0.77
Exercised	—	$
Forfeited or expired	(754)		$3.58
Options outstanding as of June 30, 2019	8,923		$2.98	7.59
Options exercisable as of June 30, 2019	3,870		$4.90	5.85

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2019 was approximately $5,000. As of June 30, 2019, there was $3.9 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.76 years.

During the six months ended June 30, 2019, we granted stock options to purchase 2,557,042 shares of common stock to certain employees and directors. The options are exercisable for a period of ten years from the date of grant at prices ranging from $0.69 to $1.00 per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years with the exception of options issued in connection with Director Compensation which vest in one year. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $1.3 million ($0.44 to $0.65 per share) using the following assumptions: expected term of 5.5 to 6.08 years, volatility of 72.0%, risk-free interest rate of 1.92% to 2.63%, and expected dividend rate of 0.0%.

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2019 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	35	$12.43
Awarded	527	0.75
Vested and released	(61)	5.36
Forfeited/canceled	—	—
Outstanding as of June 30, 2019	501	$1.02

As of June 30, 2019, there was $0.4 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 3.56 years.

During the six months ended June 30, 2019, we awarded RSUs of 526,500 to certain employees. The fair value of these RSUs totaled $0.4 million. The RSUs generally vest over a four year period, and were awarded at the fair value of our common stock on the respective award dates.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At June 30, 2019 the maximum number of shares that may be issued under the plan is 2,050,000.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of sales	$43	$63	$90	$127
Research and development	134	107	321	211
Clinical and regulatory	31	11	65	103
Selling and marketing	131	92	261	215
General and administrative	520	354	1,020	1,256
Total	$859	$627	$1,757	$1,912

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

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our results of operations, however, the results of litigation and claims are inherently unpredictable.

Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2018 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

Our current commercially approved product, the Argus® II Retinal Prosthesis System (“Argus II”), treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. The Argus II is the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. A subset of these patients would be eligible for the Argus II since the approved baseline vision for the Argus II is worse than legally blind (20/200). We commissioned 3rd party market research to estimate the size of the RP market that resulted in an estimate of approximately 1,500 patients in the US with advanced RP that could be treated with the Argus II given the eligibility criteria of our label.

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

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we made the decision in 2018 to maximize capital efficiency with our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs. In October 2018, we announced a restructuring of our international commercial activities and personnel. This restructuring resulted in a decision to no longer support new implants of Argus II in Turkey, Iran, Singapore and Russia.  We retained a team that continues to support existing Argus II patients and Centers of Excellence in all markets. We anticipate that the annual savings from the restructuring will amount to approximately $3.0 million per year and we plan to reallocate savings to the Orion program and other related projects. We recognized approximately $0.6 million of pre-tax restructuring charges in the fourth quarter of fiscal year 2018 in connection with this restructuring, consisting of severance and other employee termination benefits, substantially all of which were settled in cash during the fourth quarter of 2018.

Based on assessments of the development of our Orion technology and Orion’s positive results in our Early Feasibility Study of the six subjects implanted with the Orion at UCLA and Baylor, on May 10, 2019 our Board approved an acceleration of our transition from the Argus II to the Orion platform so we may more rapidly implement our strategy of treating blindness domestically and worldwide with the Orion technology. As a result, we have or will:

•

accelerate the changeover to, and upgrades of, our supply chain, manufacturing and quality assurance processes, as well as our facilities and talent pool to the Orion program and suspend production of Argus II systems;

•	plan for the manufacture of the relatively large number of additional Orion devices that we will require to support FDA approval of the Orion as an approved commercial product;
•	seek to expand our early feasibility study and/or conduct a pivotal clinical trial with the intent of seeking regulatory approval for marketing Orion in the U.S.;
•	reduce our commercial activities and other costs associated with expanding or maintaining Argus II sales domestically and outside the United States;
•	limit future sales and implants of the Argus II to finished units and inventory on hand;
•	incurred non-cash impairment charges of our inventory of approximately $2.6 million in the six months ended June 30, 2019;
•	incurred cash severance and related expenses of approximately $700,000 during this quarter and the next covering employees associated with Argus II operations; and
•

continue to support our existing and future Argus II users, which includes our commitment to bring the Argus 2s enhanced software and peripherals, following regulatory approval, to market in a limited manner which may improve the current user experience.

We anticipate annual selling and marketing expense will decline by approximately $2.3 million in 2019 and decline further by approximately $2.7 million in 2020. We also expect revenue to decline as we sell through our existing inventory. We expect approximately $4.9 million of annual expense related to our manufacturing capacity to be reported as additional R&D expense in future quarters.

We are actively developing multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Argus II or Orion user experience.  In most cases, we collaborate with 3rd party firms to advance and integrate these innovative technologies with our artificial vision systems.  Examples of technologies that we are currently researching include: eye tracking, object recognition and localization, thermal imaging and depth-based decluttering.  We expect to advance several of these technologies to the point of having prototype eyewear suitable for clinical testing in 2019.

As of June 30, 2019, after more than 20 years of research and development, more than $250 million of investment and over $35 million of grants awarded in support of our technology development, we employ over 115 people in the development (research, engineering and clinical), manufacture, and commercialization of the Argus II System and future products such as Orion.

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated by the sale of our Argus II System. Funding of our business since 2018 has been provided by:

•	Issuance of common stock through our At Market Issuance Sales Agreement during the first quarter of 2018 which provided $4.0 million of net cash proceeds.
•	Issuance of common stock in securities purchase agreements in May, August, October and December 2018, which provided net cash proceeds of $22.0 million.
•	Issuance of common stock and warrants in a rights offering in February 2019, which provided net proceeds of $34.4 million.
•	Revenue of $2.4 million for the six months ended June 30, 2019 and $6.9 million for the year ended December 31, 2018 generated by sales of our Argus II product

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

In a rights offering completed on February 22, 2019 we sold approximately 47.8 million units, each priced at $0.724 for net cash proceeds of approximately $34.4 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $1.47 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 41.4 million units in the offering for an aggregate investment of approximately $30 million.

     We are subject to the risks and uncertainties associated with a business with one product line and diminishing commercial product revenues, including limitations on our operating capital resources and uncertain demand for our product. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least twelve months from the date of issuance of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Insurance Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the price of the Argus II system, our sales would be limited without the availability of third party reimbursement. In the US, coding, coverage, and payment are necessary for the surgical procedure and Argus II system to be reimbursed by payers. Coding has been established for the device and the surgical procedure. The same will be required for Orion. Coverage and payment vary by payer. The majority of Argus II patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare, sometimes referred to as Medicare Fee-for-Service (“FFS”) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

•

Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (“MACs”) that administer various geographic regions of the US. Positive coverage decisions for the Argus II are effective in eight of 12 MAC jurisdictions (comprising 31 states, two territories and the District of Columbia). Effective January 1, 2019, the Centers for Medicare and Medicaid Services (“CMS”) established a 2019 average payment rate of $152,500 for both the procedure and the Argus II Retinal Prosthesis System. CMS has established a preliminary rule maintaining this rate for 2020.

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

We expect that inclusion in the Breakthrough Devices Program may shorten the timeline required to bring the Orion to market as a commercial product. We also are currently evaluating our pivotal trial design for Orion and expect to reach consensus with the FDA on design specifics during 2019. Major elements of our clinical trial design include the number of patients, study duration, and the endpoints suitable for assessing visual function, functional vision and quality of life. While negotiations with the FDA are ongoing, we are evaluating two different paths for Orion.  The first path is a Premarket Approval, or PMA, track.  The projected start of the pivotal trial is still not determined pending resolution of various aspects of the pivotal study and post approval requirements. Depending on the timing of the PMA study, it is possible that we would expand our Early Feasibility Study in order to collect additional data before proceeding to a pivotal trial.  The second path would involve first obtaining a Humanitarian Device Exemption, or HDE, approval followed by PMA approval.   This path would become preferable if the PMA requirements push the start of the PMA study too far into the future.  Given an HDE path is typically less rigorous than a PMA path, we believe that we could start an HDE study much sooner than a PMA study. In parallel to seeking an HDE approval, we would continue negotiations with the Agency as well as preparations to start a PMA study.

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

Given the limited addressable market of Argus II, we made the decision to maximize capital efficiency with our Argus II commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs.  As a result, we expect to suspend production activities related to Argus II, sell through our remaining inventory and reduce our commercial activities related to Argus II. We remain committed to supporting existing Argus II users and intend to pursue regulatory approvals for our new externals, Argus 2s.

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

       Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform, we evaluated our accounting policies related to the disposition in accordance with ASC 205-20 Discontinued Operations, and assessed our long-lived assets for any indications that their carrying values may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment, for any impairment. Based upon these reviews we recorded in March, 2019 an impairment charge of $2.4 million related to inventory of Argus II based on our plans to suspend production of Argus II. Specifically, we reduced expenses and personnel related to commercial activities and production for the Argus II. We recognized approximately $0.7 million of pre-tax restructuring charges in the second quarter of fiscal year 2019 in connection with this restructuring, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the next two quarters of 2019. In addition we incurred an additional $0.2 million impairment charge related to inventory in the three months ended June 30, 2019. Based upon our review of the applicable accounting standards we determined that there was no impairment of any other assets.

       There have been no other material changes to our critical accounting policies during the six months ended June 30, 2019.

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

•

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to remain consistent through 2019 but increase in future years as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended June 30, 2019 and 2018

We implanted a total of 11 Argus II products during the second quarter of 2019 and 17 in the second quarter of 2018. Of these, four implants were in Europe, the Middle East and Asia (collectively, “EMEA”) in the second quarter of 2019 while eight implants were in EMEA in the second quarter of 2018.

In North America, there were seven implants in the second quarter of 2019 while there were nine implants in the second quarter of the prior year. Of these, all seven implants were in the U.S. in the second quarter of 2019 while there were eight implants in the U.S. and one implant in Canada in the second quarter of 2018.

Net Sales. Net sales were $1.3 million in the second quarter of 2019 as compared to $1.9 million in the same period in 2018, a decrease of $0.6 million or 33%. Revenue was recognized for 10 units in the second quarter of 2019 while 17 units were recognized in the second quarter of 2018. Revenue recognized per implant was approximately $128,000 in the second quarter of 2019 and was $112,000 in same period of 2018. We expect our net sales to decline as we sell through our existing inventory of Argus II.

Cost of sales. Cost of sales was $0.9 million in the second quarter of 2019 as compared to $0.8 million in the second quarter of 2018. Cost of sales in the second quarter of 2019 consists primarily of the cost of products implanted of $0.3 million and unabsorbed production costs of $0.6 million. In the second quarter of 2018, the cost of sales included approximately $0.6 million for the cost of products implanted and unabsorbed production costs plus an adjustment of $0.2 million for an increase in the reserve for excess inventory. We expect to record cost of sales for any remaining Argus II inventory that we sell and a majority of our expenses related to our production capabilities and fixed overhead to be reported as research and development expense in future periods.

Research and development expense. Research and development expense, net of funding received from grants, increased by $1.0 million, or 42%, from $2.4 million in the second quarter of 2018 to $3.4 million in the second quarter of 2019. The costs increased from the prior year primarily due to increased headcount and costs for internally produced prototypes. We expect our research and development expenses to increase in future periods as we accelerate our transition to the Orion platform, including costs previously related to production activities such as facilities and personnel that will be transitioning to Orion development activities.

Clinical and regulatory expense. Clinical and regulatory expense, net of funding received from grants, decreased $0.6 million, or 52%, from $1.1 million in the second quarter of 2018 to $0.5 million in the second quarter of 2019. This decrease is attributable to decreased costs associated with the Orion feasibility study and an allocation of grant funds which offset costs in the period. We expect clinical and regulatory costs to increase in the future as we conduct additional clinical trials to assess new products such as Orion and related enhancements to our user experience.

Selling and marketing expense. Selling and marketing expense decreased $1.2 million, or 41%, from $2.9 million in the second quarter of 2018 to $1.7 million in the second quarter of 2019. This decrease in costs was primarily the result of decreased use of outside services, reduced headcount and related compensation expense. We expect selling and marketing expense to decrease as we reduce our Argus II commercial activities and sell through our existing inventory.

General and administrative expense. General and administrative expense decreased $0.3 million, or 14%, from $2.6 million in the second quarter of 2018 to $2.3 million in the same period of 2019. This decrease is primarily attributable to $0.1 million in lower compensation costs primarily due to reduced staffing and patent costs of $0.1 million. We expect general and administrative expenses to remain consistent during the remainder of 2019.

Restructuring charges. We recorded a non-cash restructuring charge of $0.2 million in the second quarter of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production. In addition, we recognized approximately $0.7 million of pre-tax restructuring charges in the second quarter of fiscal year 2019 consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the next two quarters of 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

We implanted a total of 21 Argus II products during the first six months of 2019 and 33 in the first six months of 2018. Of these, eight implants were in Europe, the Middle East and Asia (collectively, “EMEA”) in the first six months of 2019 while 14 implants were in EMEA in the first six months of 2018.

In North America, there were 13 implants in the first six months of 2019 while there were 19 implants in the first six months of the prior year. Of these, all the implants were in the U.S. in the first six months of 2019 while 17 were in the U.S. in the first six months of 2018 along with two implants in Canada.

Net Sales. Net sales were $2.4 million in the first months of 2019 as compared to $2.9 million in the same period in 2018, a decrease of $0.5 million or 16%. Revenue was recognized for 19 units in the first six months of 2019 as compared to 26 units in the first six months of 2018. Revenue recognized per implant was approximately $127,000 in the first six months of 2019 and was $112,000 in same period of 2018. We expect our net sales to decline as we sell through our existing inventory of Argus II.

Cost of sales. Cost of sales was $1.7 million in the first six months of 2019 as compared to $1.5 million in the first six months of 2018. Cost of sales in the first six months of 2019 consists primarily of the cost of products implanted of $1.1 million and unabsorbed production costs of $0.6 million. In the first six months of 2018, the cost of sales included approximately $1.4 million for the cost of products implanted and unabsorbed production costs plus an increase of $0.1 million in the reserve for excess inventory. We expect to record cost of sales for any remaining Argus II inventory that we sell and a majority of our expenses related to our production capabilities and fixed overhead to be reported as research and development expense in future periods.

Research and development expense. Research and development expense, net of funding received from grants, increased by $0.7 million, or 15%, from $4.9 million in the first six months of 2018 to $5.6 million in the first six months of 2019. In the first six months of 2019 we utilized $0.3 million of grant funds to offset costs as compared to $0.1 million in 2018. The costs before the grant revenue offset increased from the prior year primarily due to increased headcount and costs for internally produced prototypes. We expect our research and development expenses to increase in future periods as we accelerate our transition to the Orion platform, including costs previously related to production activities such as facilities and personnel that will be transitioning to Orion development activities.

Clinical and regulatory expense. Clinical and regulatory expense, net of funding received from grants, decreased $1.0 million, or 38%, from $2.5 million in the first six months of 2018 to $1.5 million in the first six months of 2019. This decrease is primarily attributable to decreased costs associated with the Orion feasibility study of $0.5 million and offset costs from grants of $0.5 million. We expect clinical and regulatory costs to increase in the future as we conduct additional clinical trials to assess new products such as Orion and related enhancements to our user experience.

Selling and marketing expense. Selling and marketing expense decreased $2.1 million, or 36%, from $5.9 million in the first six months of 2018 to $3.8 million in the first six months of 2019. This decrease in costs was primarily the result of decreased use of outside services, reduced headcount and related compensation expenses. We expect selling and marketing expense to decrease as we reduce our Argus II commercial activities and sell through our existing inventory.

General and administrative expense. General and administrative expense decreased $1.2 million, or 20%, from $5.9 million in the first six months of 2018 to $4.7 million in the same period of 2019. This decrease is primarily attributable to $0.6 million in lower compensation costs primarily due to cancelled stock option grants and reduced staffing.  Outside service costs were reduced by $0.2 million and patent and travel costs were both reduced by $0.1 million. We expect general and administrative expenses to remain consistent during the remainder of 2019.

Restructuring charges. We recorded a non-cash restructuring charge of $2.6 million in the first six months of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production. In addition, we recognized approximately $0.7 million of pre-tax restructuring charges in the second quarter of fiscal year 2019 consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash during the next two quarters of 2019.

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

In a rights offering completed on February 22, 2019, we sold approximately 47.8 million units, each priced at $0.724 for net cash proceeds of approximately $34.4 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $1.47 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 41.4 million units in the offering for an aggregate investment of approximately $30 million. The expiration date of the warrants issued pursuant to this rights offering is March 14, 2024, and the expiration date of all previously outstanding warrants listed for trading under the symbol “EYESW” were extended to March 14, 2024.

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of this report. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We expect revenues for Argus II to decrease as we sell through our remaining inventory and expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash and cash equivalents increased by $20.7 million from $4.5 million as of December 31, 2018 to $25.2 million as of June 30, 2019. Working capital was $20.2 million as of June 30, 2019, as compared to $2.0 million as of December 31, 2018, an increase of $18.2 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first six months of 2019, we used $13.8 million of cash in operating activities, consisting primarily of a net loss of $18.1 million, offset by non-cash charges which provided cash of $4.1 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets, excess inventory reserve, impairment charge and by a net change in operating assets and liabilities which provided cash of $0.2 million. During the first six months of 2018, we used $14.6 million of cash in operating activities, consisting primarily of a net loss of $17.7 million, offset by non-cash charges which provided cash of $2.3 million for depreciation and amortization of property and equipment, stock-based compensation, excess inventory reserve and common stock issuable and by a net change in operating assets and liabilities which provided cash of $0.8 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first six months of 2019 was $164,000 and was $116,000 in the first six months of 2018 both for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $34.6 million of cash in the first six months of 2019 consisting of $34.4 million of net proceeds from the rights offering and $0.2 million from employee stock plan purchases. Financing activities provided $14.4 million of cash in the first six months of 2018 consisting of $14.0 million in net proceeds from the sale of common stock and $0.4 million from the exercise of options and warrants and employee stock plan purchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2019, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

During the six months ended June 30, 2019, approximately 77% of our revenue was denominated in U.S. dollars and 23% in Euros. The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2019, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our results of operations, however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

We incorporate herein by reference the risk factors included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 19, 2019 and updated in our Form 10-Q for the period ending March 31, 2019 filed on May 15, 2019. There have been no material changes to such risk factors as of June 30, 2019.

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

Name	Title	Date

/s/ Jonathan Will McGuire	Chief Executive Officer and Director	August 6, 2019
Jonathan Will McGuire	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	August 6, 2019
John T. Blake	(Principal Financial and Accounting Officer)