Form 10-K/A
period 2019-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2020-04-28
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___TO __.

Commission file number 001-36747

Second Sight Medical Products, Inc.

(Exact name of registrant as specified in its charter)

California	02-0692322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12744 San Fernando Road, Suite 400, Sylmar, CA 91342

(Address of registrant’s principal executive offices)

(818) 833-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	EYES	The Nasdaq Capital Market
Warrants	EYESW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes [X]. No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes [  ] No [X].

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2019, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date was approximately $32.6 million.

As of April 24, 2020, there were 15,657,700 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) of Second Sight Medical Products, Inc. filed with the Securities and Exchange Commission (“SEC”) on March 19, 2020. In this Amendment No. 1, unless the context indicates otherwise, the designations “Second Sight,” the “Company,” “we,” “us” or “our” refer to Second Sight Medical Products, Inc.

This Amendment No. 1 is being filed principally  to include information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K and to file the consent of our independent registered public accounting firm to incorporation by reference of their report dated March 19, 2020, relating to the consolidated financial statements of Second Sight Medical Products, Inc. and Subsidiary appearing in our 2019 Annual Report for the year ended December 31, 2019 within the registration statements listed in Exhibit 23.1 . The reference on the cover page of the 2019 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2019 Annual Report is hereby deleted.

The Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, Items 10, 11, 12, 13 and 14 of Part III of the 2019 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2019 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 19, 2020 filing of the 2019 Annual Report or modify or update the disclosure contained in the 2019 Annual Report in any way other than as required to reflect the amendments discussed above and as may be reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Annual Report and our other filings with the SEC.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders and until their successors are elected and qualified.

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
Jonathan Will McGuire	2015	President, Chief Executive Officer and Director
William J. Link	2003	Independent Director
Aaron Mendelsohn	1998	Independent Director
Gregg Williams	2009	Independent Director, Non-Executive Chairman
Matthew Pfeffer[1]	2015	Independent Director

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to us by each director.

Jonathan Will McGuire, 57, Chief Executive Officer, President and Director

Biographical information for Mr. McGuire is set forth under “Executive Officers”. Our board believes that Mr. McGuire’s executive and managerial experience together with his leadership skills make him well qualified to continue serving as one of our directors.

William J. Link, Ph.D, 73, Director and Chairman of the Compensation Committee

Dr. Link is Founder and Managing Partner of Flying L Partners and a Founder and Managing Director of Versant Ventures. Dr. Link specializes early-stage investing in medical devices. Prior to co-founding Versant Ventures, Dr. Link was a general partner at Brentwood Venture Capital, and has over two decades of operations experience in the healthcare industry. Dr. Link was previously Founder, Chairman, and CEO of Chiron Vision, which was sold to Bausch and Lomb in 1997. Prior to Chiron Vision, Dr. Link founded and served as President of American Medical Optics (AMO), a division of American Hospital Supply Corporation, which was sold to Allergan in 1986. Later, he served on the Board of AMO’s successor company, Advanced Medical Optics (AMO) which was acquired by Abbott in 2009 and then by Johnson and Johnson in 2016.  Before entering the healthcare industry, he was an Assistant Professor in the Department of Surgery at the Indiana University School of Medicine. Dr. Link currently serves on the board of several private companies and three public companies, Edwards Lifesciences, Glaukos, and Second Sight Medical Products. He received his B.S., M.S., and Ph.D. from Purdue University.

Aaron Mendelsohn, 67, Director

Mr. Mendelsohn is a founder and has served as a director of Second Sight since inception. Mr. Mendelsohn served on the board of Advanced Bionics since shortly after its founding in 1993 until its sale in 2004 to Boston Scientific Corp. Mr. Mendelsohn was also a founder and director of Medical Research Group from its inception in 1998 until its sale in 2001 to Medtronic, Inc.  Mr. Mendelsohn previously served on the board of directors for the Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California since its inception in 1998 until mid-2016. Mr. Mendelsohn is a founder and, since 2007, a director of Nanoprecision Holding Company, Inc., a company engaged in manipulating materials at nanometer scale. He is also a founder and director of Nanoprecision Medical, Inc., a drug delivery company working in nanotechnology, since its inception in 2011. Mr. Mendelsohn is a founder and serves as Chairman of the Maestro Foundation since it was organized in 1983. The

[1]

Mr. Pfeffer was appointed acting Chief Executive Officer of the Company effective March 27, 2020, immediately following Mr. McGuire’s resignation as chief executive officer effective March 27, 2020 and since this appointment Mr. Pfeffer is no longer an independent director.

Maestro Foundation is a leading non-profit musical philanthropic organization which hosts a premier chamber music series and lends professional-level instruments and bows to young, career-bound classical musicians. Mr. Mendelsohn received his B.A. from UCLA and J.D. from Loyola University School of Law Los Angeles. Our Board believes that Mr. Mendelsohn’s business experience, including his experience as a founder, board member and executive officer of medical device companies, combined with his financial experience, business acumen and judgment provide our Board with valuable managerial and operational expertise and leadership skills making him well qualified to continue serving as one of our directors.

Gregg Williams, 60, Chairman of the Board of Directors

Mr. Williams has served as a member of our Board since June 2009 and was appointed Chairman of our board in March 2018. Mr. Williams is the Chairman, President, and Chief Executive Officer at Williams International (www.williams-int.com), a leading developer and manufacturer of gas turbine engines and one of the largest privately owned companies in the aviation industry, positions he has held since July 1999. Previously, Mr. Williams held several key managerial positions within Williams International including serving as its President and Chief Operating Officer, Vice President, Advanced Technology, Director, Program Management and Director, Engineering. In addition, Mr. Williams is Chairman and majority owner of Ramos Arizpe Manufacturing (www.ram-mx.com) a high volume automotive engine parts manufacturing company located in Mexico. Mr. Williams also is a member of the board of directors of Nanoprecision Medical, Inc. (www.nanoprecisionmedical.com), a drug delivery company working in nanotechnology. Mr. Williams received a Bachelor of Science in Mechanical Engineering from the University of Utah and holds numerous patents related to gas turbine engines, turbo machinery, rocket engines and control systems. He is a board member of General Aviation Manufacturers Association and former member of the Henry Ford Hospital Board of Trustees. Our Board believes that Mr. William’s executive and managerial experience together with his leadership skills make him well qualified to continue serving as one of our directors.

Matthew Pfeffer, 62, Director and Chairman of Audit Committee

Mr. Pfeffer served as a member of the board of directors of MannKind Corporation from January 2016 through October 2017, and served as a special adviser to the company from November 2017 through February 2019.  He served as Chief Executive Officer and Chief Financial Officer of MannKind from January 2016 through May 2017, and as Corporate Vice President and Chief Financial Officer of MannKind from April 2008 until January 2016. Previously, Mr. Pfeffer served as Chief Financial Officer and Senior Vice President of Finance and Administration of VaxGen, Inc. from March 2006 until April 2008, with responsibility for finance, tax, treasury, human resources, information technology, purchasing and facilities functions. Prior to VaxGen, Mr. Pfeffer served as Chief Financial Officer of Cell Genesys, Inc. During his nine-year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named Chief Financial Officer in 1998. Prior to that, Mr. Pfeffer served in a variety of financial management positions at other companies, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer graduated from the University of California, Berkeley and is a Certified Public Accountant. Our Board believes that Mr. Pfeffer’s executive and managerial experience together with his leadership skills make him well qualified to continue serving as one of our directors.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name of Individual	Age	Position and Office
Jonathan Will McGuire[2]	57	President, Chief Executive Officer, Director
John T. Blake	43	Chief Financial Officer
Patrick Ryan[3]	59	Chief Operating Officer

[2]	Mr. McGuire resigned as President and Chief Executive Officer of the Company effective March 27, 2020
[3]	Mr. Ryan was separated from the Company effective April 17, 2020.

Our executive officers are elected by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Jonathan Will McGuire

Mr. McGuire, 57, has served as our President and Chief Executive Officer since August 2015. Prior to that, Mr. McGuire served at Volcano Corporation, where he was President of Americas Commercial since 2014 and prior to that, Senior Vice President and General Manager of Coronary Imaging, Systems and Program Management since 2013. Volcano, a global leader in intravascular imaging for coronary and peripheral applications and physiology, was acquired by Royal Philips in February 2015. Prior to joining Volcano, Mr. McGuire served as Vice President and General Manager of Patient Monitoring at Covidien. He previously served as President and Chief Executive Officer of AtheroMed, Inc., a venture capital-backed peripheral atherectomy company, prior to which he was Chief Operating Officer at Spectranetics Corporation, a publicly-traded medical device company. In addition, Mr. McGuire held various positions at Guidant Corporation from 1998 to 2005 including General Manager of Guidant Latin America; Director of U.S. Marketing for Vascular Intervention (VI); Director of Global Marketing for VI; and, Production Manager for Coronary Stents. Prior to 1998, Mr. McGuire held positions in Finance and Production at IVAC Medical Systems. A graduate of the Georgia Institute of Technology, Mr. McGuire received his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

John T. Blake

Mr. Blake, 43, has served as our Chief Financial Officer since March 2018. Prior to that Mr. Blake served as Senior Vice President, Finance from February 2017 to March 2018, Vice President, Finance from October 2015 to February 2017 and Senior Director Finance and Controller from March 2015 to October 2015 at aTyr Pharma, a publicly-traded biotechnology company. Mr. Blake served as the Director, Financial Planning and Analysis of Volcano Corporation, a publicly-traded medical device company, from March 2010 to March 2015 and as the SEC Reporting Manager from November 2008 to March 2010. Mr. Blake is a Certified Public Accountant and holds a Master of Business Administration from the Marshall School of Business at the University of Southern California. In addition, Mr. Blake has completed leadership executive education at Harvard Business School and the Strategic Financial Leadership Program at Stanford Graduate School of Business.

Patrick Ryan

Mr. Ryan, 59, has served as our Chief Operating Officer since August 2018. Prior to that Mr. Ryan served as Chief Operations Officer at Synaptive Medical from January 2016 to March 2018, Chief Operating Officer at Lucerno Dynamics from July 2015 to December 2015 and Insulet Corporation from January 2014 to July 2015. He also served as Chief Operating Officer and President, International, at Alphatec Spine from May 2011 to January 2014. Earlier in Mr. Ryan’s career, he held multiple leadership positions at Guidant and Abbott Vascular, including Divisional Vice President of Worldwide Operations at Abbott Vascular as well as Vice President & Managing Director for Guidant’s manufacturing facility in Ireland. Following his graduation from the United States Naval Academy with a Bachelor of Science degree in Economics, Mr. Ryan served as an officer in the U.S. Navy. He then received a Master of Science degree in Petroleum Management from the University of Kansas.

There are no family relationships among any of our directors and executive officers.

Corporate Governance

The Board of Directors and Its Committees

Our business, property and affairs are managed by, or under the direction of, our Board, in accordance with the California Corporations Code and our Bylaws. Members of the Board are kept informed of our business through discussions with the Chief Executive Officer and other key members of management, by reviewing materials provided to them by management, and by participating in regular and special meetings of the Board and its Committees.

Shareholders may communicate with the members of the Board, either individually or collectively, or with any independent directors as a group by writing to the Board at 12744 San Fernando Road, Suite 400, Sylmar, California 91342. These communications will be reviewed by the office of the Corporate Secretary who, depending on the subject matter, will (a) forward the communication to the director or directors to whom it is addressed or who is responsible for the topic matter, (b) attempt to address the inquiry directly (for example, where it is a request for publicly available information or a stock related matter that does not require the attention of a director), or (c) not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic. At each meeting of the Nominating and Governance Committee, the Corporate Secretary presents a summary of communications received and will make those communications available to any director upon request.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). After considering all relevant facts and circumstances, the Board affirmatively determined that all of the directors currently serving on the Board with the exception of Will McGuire, who was employed as our Chief Executive Officer and President until March 27, 2020 and Matthew Pfeffer who was appointed as our acting Chief Executive Officer effective March 27, 2020, are independent directors under NASDAQ’s rules.

Board Meetings and Committees of our Board

The Board has three standing committees each of which has the composition described below and responsibilities that satisfy the independence standards of the Securities Exchange Act of 1934 and NASDAQ’s rules: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. Mr. Matthew Pfeffer is Chairman of the Audit Committee, Dr. William Link is Chairman of the Compensation Committee, and of the Nominating and Governance Committee. During the year ended December 31, 2019, the Board held seven meetings, the Audit Committee held four meetings, the Compensation Committee held two meetings, and the Nominating and Governance Committee held one meeting. Each of our directors attended 100% of the combined Board meetings and meetings of the Board committee(s) of which he is a member with exception of Mr. Link who was absent at one of the meetings of the Board and Mr. Mendelsohn who was absent at one of the meetings of the Audit Committee of the Board. We do not have a policy with regard to Board attendance at the Annual Meeting.

Audit Committee

The Audit Committee consists of Matthew Pfeffer, William Link, and Aaron Mendelsohn, three non-employee directors, all of whom are “independent” as defined under section 5605(a)(2) of the NASDAQ Listing Rules. Mr. Pfeffer is the chair of the Audit Committee. In addition, the Board has determined that Mr. Pfeffer qualifies as an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission (SEC). The Audit Committee met four times during 2019 with all members in attendance at the meetings, except for Mr. Mendelsohn who was not in attendance at one of the meetings. The role of the Audit Committee is to:

•	oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;
•	oversee management’s maintenance of internal controls and procedures for financial reporting;
•	oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;
•	oversee the independent auditor’s qualifications and independence;
•	oversee the performance of the independent auditors, including the annual independent audit of our financial statements;
•	prepare the report required by the rules of the SEC to be included in our Proxy Statement; and
•	discharge such duties and responsibilities as may be required of the Committee by the provisions of applicable law, rule or regulation.

A copy of the charter of the Audit Committee is available on our website at www.secondsight.com (under “Investors – Corporate Governance”).

Compensation Committee

The Compensation Committee consists of William Link, Gregg Williams and Matthew Pfeffer, three non-employee directors, each of whom we deem to be “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Compensation Committee met two times during 2019 with all members in attendance at the meetings. The role of the Compensation Committee is to:

•	develop and recommend to the Board the annual compensation (base salary, bonus, equity compensation and other benefits) for our President/Chief Executive Officer;
•	review, approve and recommend to the Board the annual compensation (base salary, bonus, equity compensation and other benefits) for all of our executives;
•	review, approve and recommend to the Board the aggregate number of equity awards to be granted to employees below the executive level;
•	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our shareholders; and
•	prepare certain portions of our annual Proxy Statement, including an annual report on executive compensation.

A copy of the charter of the Compensation Committee is available on our website at www.secondsight.com (under “Investors – Corporate Governance”).

The Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee. The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities. The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, President/Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms. In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer with respect to the compensation packages of our other executive officers.

Nominating and Governance Committee

The Nominating and Governance Committee consists of William Link and Gregg Williams, two non-employee directors, each of whom we deemed to be “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Nominating and Governance Committee met once during 2019 with all members in attendance at the meetings. The role of the Nominating and Governance Committee is to:

•	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;
•	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;
•	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;
•	review planning for succession to the position of Chairman of the Board and Chief Executive Officer and other senior management positions;
•	annually recommend to the Board persons to be nominated for election as directors;
•	recommend to the Board the members of all standing Committees;
•	adopt or develop for Board consideration corporate governance principles and policies; and

•	periodically review and report to the Board on the effectiveness of corporate governance procedures and the Board as a governing body.

A copy of the charter of the Nominating and Governance Committee is available on our website www.secondsight.com (under “Investors – Corporate Governance”).

Policy with Regard to Security Holder Recommendations

The Nominating and Governance Committee does not presently have a policy with regard to consideration of any director candidates recommended by security holders. No security holder (other than members of the Nominating and Governance Committee) has recommended a candidate to date.

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions who each will represent the best interests of the Company and its shareholders. Candidates should have substantial experience with one or more publicly traded companies or should have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in medical devices, biotechnology, intellectual property, early stage technology companies, research and development, strategic planning, business development, compensation, finance, accounting or banking.

Our Board believes that the directors nominated collectively have the experience and skills effectively to oversee the management of the Company, including a high level of personal and professional integrity, an ability to exercise sound business judgement on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing the Company, and a willingness to devote the necessary time to Board duties.

Compensation Committee Interlocks and Insider Participation

During 2019, Messrs. William Link, Gregg Williams and Matthew Pfeffer served on the Compensation Committee. None of these individuals had ever been an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or the Compensation Committee.

Code of Conduct

We adopted a Code of Business Conduct and Ethics (“Code of Ethics”) applicable to our principal executive officer and principal financial and accounting officer and any persons performing similar functions. In addition, the Code of Ethics applies to our employees, officers, directors, agents and representatives. The Code of Ethics requires, among other things, that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest. The Code of Ethics is available on our website at www.secondsight.com (under “Investors – Code of Business Conduct and Ethics”).

Risk Oversight

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a Board committee or the full Board for oversight as follows:

Full Board — Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Audit Committee — Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Nominating and Governance Committee — Risks and exposures relating to corporate governance and management and director succession planning.

Compensation Committee — Risks and exposures associated with leadership assessment and compensation programs and arrangements, including incentive plans.

Board Leadership Structure

The Chairman of the Board presides at all meetings of the Board.

Review, Approval or Ratification of Transactions with Related Persons

The Nominating and Governance Committee reviews issues involving potential conflicts of interest, other than Related Party transactions, which are reviewed by the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC reports about their ownership of common stock and other equity securities of the Company.  Such directors, officers and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the reports provided to us and on representations received from our directors and executive officers, we believe that all of our executive officers, directors and persons who beneficially own more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2019.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers, or “NEOs” during 2019. As a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements.

The amounts represented in the “Option Awards” column reflect the aggregate grant date fair value of stock awards and option awards granted, calculated in accordance with ASC Topic 718, disregarding the estimate for forfeitures. The assumptions we used for calculating the grant date fair values are set forth in Note 9 of Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and does not necessarily equate to the income that will ultimately be realized by the NEOs for such awards.

		Salary	Bonus	Option Awards	Other	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
		(1)	(2)	(3)	(4)

Will McGuire	2019	460,198	193,361	170,508	115,631	939,698
Chief Executive Officer (5)	2018	413,907	183,913	576,000	51,285	1,225,105

John T. Blake	2019	307,754	88,610	78,511	5,794	480,669
Chief Financial Officer(6)	2018	219,439	66,049	615,000	82,838	983,326

Patrick Ryan	2019	312,952	90,400	110,300	5,794	519,446
Chief Operating Officer (7)	2018	90,417	29,494	530,000	83,497	733,408

1.

2019 includes retroactive salary increase of $8,411 for Mr. McGuire, $2,029 for Mr. Blake and $385 for Mr. Ryan. 2018 includes retroactive salary increase of $6,117 for Mr. McGuire and $1,170 for Mr. Blake which was not paid until 2019.

2.	Represents the amounts earned and payable as cash bonuses for the indicated year.
3.

Represents the aggregate grant date fair value of stock option awards granted during the years shown as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing equity awards are described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2019.

4.

Includes contributions to the officer’s retirement plan, and payments for supplemental life and health insurance plans. In addition, in 2019, Mr. McGuire received a commuting and corporate housing allowance of $88,927 and $22,850 of related tax gross up for this allowance, respectively.

5.	Effective August 18, 2015 Will McGuire joined the Company as Director, President and Chief Executive Officer.
6.	Mr. Blake became the Company’s Chief Financial Officer in March 2018.
7.	Mr. Ryan became the Company’s Chief Operating Officer in September 2018.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We entered into an at-will Executive Employment Agreement as of June 19, 2015 with Will McGuire, our Chief Executive Officer.

A copy of our agreement with Will McGuire is attached as an exhibit to our Form 8-K filed with the SEC on June 25, 2015. Salary increases, bonuses and other compensatory items relating to employment are subject to periodic review and approval by our Compensation Committee. See Summary Compensation Table above.

We entered into an at-will Executive Employment Agreement as of March 21, 2018 with John T. Blake, our Chief Financial Officer, by which principally we agreed to:

•	pay him an annual starting salary of $300,000,
•	grant him upon Board approval an option under our equity incentive plan to purchase 500,000 shares of our common stock,
•	make him eligible for annual bonuses at Board discretion,
•	provide him with various benefits including vacation and sick leave,
•	provide life insurance in the amount of $350,000,
•	reimburse reasonable commuting costs,
•

provide him his annual base salary, targeted cash bonus in effect on date of separation from the Company and a prorated portion of his target annual bonus for the portion of the calendar year completed prior to the termination date if we terminate his employment without cause, or if such employment is terminated as a result of a change of control, for a period of 12 months,

•	Reimburse up to $100,000 to a prior employer for certain education expenses subject to repayment on a prorated basis during the first three years of his employment.

A copy of our Executive Employment Agreement with John T. Blake is attached as an exhibit to our Form 8-K filed with the SEC on March 27, 2018 and the foregoing description is qualified in its entirety by reference to that agreement.

We entered into an at-will Executive Employment Agreement as of August 28, 2018 with Patrick Ryan, our Chief Operating Officer, by which principally we agreed to:

•	pay him an annual starting salary of $310,000,
•	grant him upon Board approval an option under our equity incentive plan to purchase 500,000 shares of our common stock,
•	make him eligible for annual bonuses at Board discretion,
•	provide him with various benefits including vacation and sick leave,
•	provide life insurance in the amount of $350,000,
•	reimburse reasonable commuting costs,
•

provide him his annual base salary, targeted cash bonus in effect on date of separation from the company and    a prorated portion of his target annual bonus for the portion of the calendar year completed prior to the termination date if we terminate his employment without cause, or if such employment is terminated as a result of a change of control, for a period of 12 months,

•	pay him a signing bonus of $60,000 to cover the cost of relocation to Southern California subject to repayment to the Company on a pro-rated basis during the first two years of employment.

A copy of our Executive Employment Agreement with Patrick Ryan is attached as an exhibit to our Form 8-K filed with the SEC on September 4, 2018 and the foregoing description is qualified in its entirety by reference to that agreement.

The Board approved the following executive and management compensation policies in December 2016 as further amended in January 2019:

•

Adopted a “double-trigger” change of control severance plan for the Company’s Chief Executive Officer and certain officers who report directly to the Chief Executive Officer. The two triggers for payment of severance are (1) a change of control and (2) a “qualifying” termination, which would be termination without cause by a buyer or a voluntary resignation for good reason. A change of control is defined to include (i) an acquisition or merger in which 50% or more of outstanding voting power changes hands, and (ii) a transaction in which the sale of all or substantially all of the company’s assets occurs.

•

For the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer cash severance includes one year of salary continuation, bonus equal to a prorated amount for the year-to-date bonus earned but not yet paid, 100% of target bonus for the cash severance period, and a continuation of health insurance benefits for the severance period. For officers subject to the change of control severance plan, cash severance includes for the severance period (i) six months of salary continuation, (ii) bonus equal to a prorated amount for the year-to-date bonus earned but not yet paid, (iii) 100% of target bonus for the cash severance period, and (iv) a continuation of health insurance benefits for the severance period.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock, restricted shares of common stock and common stock that has not yet vested for each named executive officer and outstanding as of December 31, 2019.

The following table sets forth certain information concerning outstanding unexercised, unvested, and/or unearned equity awards that were held as of December 31, 2019 by our named executive officers. Unless otherwise noted, all awards expire 10 years after the grant date.

	OPTION AWARDS					STOCK AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested($)

Will McGuire	2/19/2019	9,219	35,031	(1)	5.92	2/19/2019	22,125	131,334
	1/4/2018	24,610	31,640	(2)	16.48
	1/3/2017	49,099	22,317	(2)	15.76
	1/21/2016	2,495	166	(2)	32.80
	8/17/2015	52,500		(2)	99.44

John T. Blake	2/19/2019	4,245	16,130	(1)	5.92	2/19/2019	10,250	60,844
	3/26/2018	27,344	35,156	(2)	15.76

Pat Ryan	2/19/2019	5,964	22,661	(1)	5.92	2/19/2019	14,375	85,330
	9/1/2018	19,531	42,969	(2)	13.52

(1)	Vests monthly over a four year term.

(2)	Vests over a four year term, with 25% vesting on the one year anniversary date of the grant and thereafter vesting in 12 equal quarterly installments of 6.25%.

Compensation of Directors

During 2019 our non-employee directors were compensated with an annual retainer of $35,000. These non-employee directors were paid their annual base compensation retainers for serving on the board and committees in cash on the first business day of every quarter. Our non-employee director who serve as Audit Committee chair also receives $18,000 per year for their service as committee chair and non-chair committee members receive $8,000 per year. The retainer for the Compensation Committee chairman is $12,000 per year and the retainer for each other Compensation Committee member is $6,000 per year. The retainer for the Nominating and Governance Committee chairman is $10,000 per year and each other Nominating Committee member is $5,000 per year. Additionally, our non-employee directors were paid an equity compensation retainer in the form of stock options that equal $25,000 divided by the Black-Scholes value of the stock on the date of their issuance. The stock options (i) have a 10 year term, (ii) fully vest on the earlier of one year anniversary of grant or the date of next shareholder meeting, no partial vesting is allowed and (iv) upon ceasing to be a board member, the options may be exercised (x) for 30 days in the event of resignation, (y) 60 days in the event of termination, and (z) 90 days in the event of death. One of our non-employee directors elected, on the date of our annual shareholder meeting, to receive his base compensation retainers in the form of stock options on the same terms as the aforementioned equity compensation retainer.

The following Director Compensation Table sets forth information concerning compensation for services rendered by our non-employee directors for fiscal year 2019. The amounts represented in the “Fees Earned or Paid in

Cash” column reflects the stock compensation expense recorded by the Company and does not necessarily equate to the income that will ultimately be realized by the directors for such awards in lieu of actual cash fees, as noted above.

Name	Fees Earned or Paid in Cash ($)	Stock Options ($)	Total ($)
Gregg Williams	14,000	56,000	70,000
William J. Link, Ph.D.	65,000	25,000	90,000
Aaron Mendelsohn	43,000	25,000	68,000
Matthew Pfeffer	59,000	25,000	84,000

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table shows information known to us about beneficial ownership of our common stock by:

•	each of our directors;
•	each of our current named executive officers as well as any additional individuals identified as named executive officers in the section of this report titled “Executive Compensation”;
•	all of our directors and executive officers as a group; and
•	each person known by us to beneficially own 5% or more of our common stock.

The column entitled “Percentage Beneficially Owned” is based on a total of 15,657,700 shares of our common stock outstanding as of March 31, 2020.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 31, 2020 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 31, 2020 are considered to be outstanding. These shares, however, are not considered outstanding as of March 31, 2020 when computing the percentage beneficially owned by any other person or entity.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Gregg Williams (1)	15,920,705	73.4%
William J. Link (2)	576,008	3.7%
Jonathan Will McGuire (3)	175,287	1.1%
John Blake(4)	40,630	*
Pat Ryan (5)	34,631	*
Aaron Mendelsohn (6)	16,724	*
Matthew Pfeffer (7)	15,482	*

All current directors and executive officers as a group (7 persons) (8)	16,779,467	76.6%

*	Represents beneficial ownership of less than one percent.

1.

Shares beneficially owned by Mr. Williams include (i) 3,513,556 shares of common stock and warrants to purchase 1,713,599 shares of common stock owned by GW Trust, (ii) 3,638,566 shares of common stock and warrants to purchase 3,453,036 shares of common stock owned by Williams International Co. LLC (iii) 544,760 shares of common stock owned by Sam Williams Family Investments LLC and (iv) 2,193,928 shares of common stock and warrants to purchase 863,260 shares of common stock owned by GST. Greg Williams has voting and dispositive power over all of these shares.

2.

Includes 546,367 shares held by Versant Venture Capital II, L.P.(“VVC”), 10,367 shares held by Versant Affiliates Fund II-A, L.P. (“VAF”), 4,878 shares held by Versant Side Fund II, L.P., and 14,396 shares held directly by Mr. Link. Mr. Link is managing director of Versant Ventures II, LLC, the general partner of VVC, VAF and VSF and may be deemed a beneficial owner of these shares.

3.

Includes 149,744 shares subject to options held by Mr. McGuire which are exercisable or become exercisable within 60 days of March 31, 2020 and 1,717 shares of common stock issuable to Mr. McGuire upon exercise of warrants.

4.	Includes 38,876 shares subject to options held by Mr. Blake which are exercisable or become exercisable within 60 days of March 31, 2020.
5.	Includes 32,370 shares subject to options held by Mr. Ryan which are exercisable or become exercisable within 60 days of March 31, 2020.
6.	Includes 16,724 shares owned by Mr. Mendelsohn individually.
7.	Includes 697 shares of common stock issuable to Mr. Pfeffer upon exercise of warrants.
8.	Includes all of the shares described in notes 1 through 7 above.

Equity Compensation Plan Information

We currently maintain equity compensation plans that provide for the issuance of our Common Stock to our officers, employees, and certain consultants upon the exercise or vesting of stock options and upon the vesting of restricted stock units. These plans are our:

•The 2003 Equity Incentive Plan, as restated in June 2011 (the “2003 Plan”).

•The Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”).

•2015 Employee Stock Purchase Plan (the “2015 ESPP”).

•Equity Incentive Plan – Restricted Stock Units (the “RSU Plan”).

The 2003 Plan and the 2011 Plan have been approved by our shareholders.  The RSU Plan was adopted by our Board on December 1, 2015, in connection with 23,750 inducement restricted stock units granted to Will McGuire, President and Chief Executive Officer, upon joining the Company.

The following table summarizes information about outstanding stock options, restricted stock units, and shares reserved for future issuance as of December 31, 2019 under the Company’s equity incentive plans described above:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2011 Plan (1)	984,184	$21.78	291,693
2015 ESPP (2)		—	14,531
	984,184	$21.78	306,224
Equity compensation plans not approved by security holders:
RSU Plan	61,125	$—	—
Total	1,045,309	$21.78	306,224

(1)	All such shares are issuable upon the exercise of outstanding stock options.
(2)

On January 1 of each year, the number of shares authorized and reserved for issuance under the 2015 ESPP automatically increases by the lesser of (i) 62,500 shares; or (ii) a number of shares equal to 1.0% of the Company’s outstanding shares on the last day of our prior fiscal year. On January 1, 2020, the number of shares authorized and reserved for issuance under the 2015 ESPP was increased by 62,500 shares.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Party Transactions

Our Audit Committee is responsible for reviewing any related party transactions of the Company, which we define as transactions between us and our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons where the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year.  In approving or rejecting any such proposal, our Audit Committee considers the facts and circumstances available and deemed relevant by our Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Board of Directors and Corporate Governance – Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•

any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Rights Offering and Private Placements

On February 15, 2019, we completed a registered rights offering to our shareholders which resulted in the issuance of 5,976,000 units, each priced at $5.792 for net proceeds of $34.4 million. Each unit consisted of one share of common stock and one warrant to purchase a share of common stock at a price of $11.76 per share. Entities affiliated with Gregg Williams, our Chairman of the Board, participated in the rights offering and purchased an aggregate of acquired approximately 5,180,000 units in the offering for an aggregate investment of approximately $30 million. See our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019.

On December 12, 2018, we entered into a securities purchase agreement with the Gregg G. Williams 2006 Trust and the Sam B. Williams 1995 Generation-Skipping Trust, two trusts for which Gregg Williams is the trustee (“Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers 409,387 shares of common stock in the aggregate at a price per share of $7.33 for net proceeds of approximately $3 million. See our Form 8-K filed with the SEC on December 14, 2018.

On October 18, 2018, we entered into a securities purchase agreement with the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers 308,465 shares of common stock in the aggregate at a price per share of $12.96 for net proceeds of approximately $4 million. See our Form 8-K filed with the SEC on October 22, 2018.

On August 14, 2018, we entered into a securities purchase agreement with the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers 403,225 shares of common stock in the aggregate at a price per share of $12.40 for net proceeds of approximately $5 million. See our Form 8-K filed with the SEC on August 16, 2018.

On May 3, 2018, we entered into a securities purchase agreement with the Purchasers, pursuant to which we agreed to issue and sell to the Purchasers 844,594 shares of common stock in the aggregate at a price per share of $11.84 for net proceeds of approximately $10 million. See our Form 8-K filed with the SEC on May 8, 2018.

Other Transactions

We have granted stock options to our named executive officers and certain of our directors.  See the sections titled “Board of Directors and Corporate Governance – Director Compensation” and “Executive Compensation,” for a description of these stock options.

ITEM 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2019 and 2018 by Gumbiner Savett Inc.:

	December 31,
	2019	2018
Audit Fees(1)	$117,500	$117,500
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	27,343	7,596
Total Fees	$144,843	$125,096

1.

“Audit Fees” are the aggregate fees of Gumbiner Savett Inc. attributable to professional services rendered to us for the audit of our annual consolidated financial statements and review of quarterly financial information.

2.

“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” Gumbiner Savett Inc. has not billed us for any Audit-Related Fees for each of the last two fiscal years.

3.	“Tax Fees” consist of fees billed for services rendered for tax compliance, tax advice, and tax planning. Gumbiner Savett Inc. does not render these services to the Company.
4.

“All Other Fees” consist of fees billed for services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees. In 2019 Gumbiner Savett Inc. provided services to us in connection with our February 2019 rights offering, audit of our 401(k) employee benefit plan, and financing related to our At Market Issuance Sales Agreement with an investment bank.

Pre-Approval Policies and Procedures

The Audit Committee reviews and pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services which, in the opinion of the Audit Committee, will not impair the independence of the independent registered public accounting firm.  Pre-approval generally is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget.  The independent registered public accounting firm and the Company’s management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date.  In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as necessary or appropriate.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

(a) Financial Statements

See index to Financial Statements in our 2019 Annual Report.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in this Amendment No. 1 on Form 10-K/A and are numbered in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2020	Second Sight Medical Products, Inc.

/s/ John T. Blake
John T. Blake
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ *	Chief Executive Officer and Director	April 28, 2020
Jonathan Will McGuire	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	April 28, 2020
John T. Blake	(Principal Financial and Accounting Officer)

/s/ *	Chairman of the Board	April 28, 2020
Gregg Williams

/s/ *	Director	April 28, 2020
William J. Link

/s/ *	Director	April 28, 2020
Aaron Mendelsohn

/s/ *	Director	April 28, 2020
Matthew Pfeffer

*By:	/s/ John T. Blake
John T. Blake
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
23.1	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

E-1