Form 10-Q
period 2020-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2020-06-26
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

 Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☐   No  ☐

As of June 25, 2020, the registrant had 23,118,233 shares of common stock, no par value per share and 7,682,244 warrants, outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Second Sight Medical Products, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 12, 2020, the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Form 10-Q”) was delayed due to circumstances related to the ongoing COVID-19 global pandemic. In compliance with local governmental “shelter in place” measures and to limit the risk of exposure to and transmission of the SARS-CoV-2 virus, which causes COVID-19, access to the Company’s facilities has been restricted and the Company’s employees have a minimal presence in its offices for essential activities. These restrictions caused limited access to the Company’s facilities and disrupted normal interactions among the Company’s accounting personnel and other staff, all of which slowed the completion of the Company’s quarterly review and preparation of the Form 10-Q. Accordingly, the Company’s ability to complete its quarterly review and to prepare and file the Form 10-Q by the original SEC filing deadline had been hampered. As a result, the Company relied on the “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) issued by the SEC to delay the filing of this Form 10-Q.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,339	$11,327
Accounts receivable, net	—	455
Inventories, net	—	1,029
Assets held-for-sale	400	—
Prepaid expenses and other current assets	926	299
Total current assets	3,665	13,110
Property and equipment, net	232	1,122
Right-of-use assets	—	2,342
Deposits and other assets	7	25
Total assets	$3,904	$16,599
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,588	$1,093
Accrued expenses	1,575	1,889
Accrued compensation expense	885	2,698
Accrued clinical trial expenses	733	707
Current operating lease liabilities	106	237
Contract liabilities	335	335
Total current liabilities	5,222	6,959
Long term operating lease liabilities	—	2,365
Total liabilities	5,222	9,324
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 15,657 and 15,643 as of March 31, 2020 and December 31, 2019, respectively	264,003	264,008
Additional paid-in capital	48,892	48,613
Accumulated other comprehensive loss	(543)	(562)
Accumulated deficit	(313,670)	(304,784)
Total stockholders’ equity (deficiency)	(1,318)	7,275
Total liabilities and stockholders’ equity (deficiency)	$3,904	$16,599

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$—	$1,128
Cost of sales	—	731
Gross profit	—	397

Operating expenses:
Research and development, net of grants	3,887	2,183
Clinical and regulatory, net of grants	914	1,006
Selling and marketing	701	2,103
General and administrative	2,021	2,449
Restructuring charges	1,381	2,424
Total operating expenses	8,904	10,165

Loss from operations	(8,904)	(9,768)
Interest income	18	68

Net loss	$(8,886)	$(9,700)

Net loss per common share – basic and diluted	$(0.57)	$(0.80)

Weighted average common shares outstanding – basic and diluted	15,649	12,071

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(8,886)	$(9,700)

Other comprehensive income (loss):
Foreign currency translation adjustments	19	(8)
Comprehensive loss	$(8,867)	$(9,708)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2018	9,542	$229,019	$44,111	$(575)	$(269,471)	$3,084
Adoption of ASC Topic 842-Leases	—	—	—	—	(144)	(144)
Issuance of shares of common stock and warrants in connection with rights offering, net of issuance costs	5,976	34,399	—	—	—	34,399
Release of restricted stock units	7	—	—	—	—	—
Warrants modification (see note 7)	—	—	1,577	—	(1,577)	—
Stock-based compensation expense	—	—	898	—	—	898
Net loss	—	—	—	—	(9,700)	(9,700)
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Balance, March 31, 2019	15,525	$263,418	$46,586	$(583)	$(280,892)	$28,529

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficiency)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,275
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of shares of common stock	1	6	—	—	—	6
Release of restricted stock units	15	—	—	—	—	—
Stock-based compensation expense	—	—	279	—	—	279
Net loss	—	—	—	—	(8,886)	(8,886)
Foreign currency translation adjustment	—	—	—	19	—	19
Balance, March 31, 2020	15,657	$264,003	$48,892	$(543)	$(313,670)	$(1,318)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,886)	$(9,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	99
Stock-based compensation	279	898
Non-cash lease expense	3	6
Restructuring charges-inventory and fixed asset impairment	1,115	2,424
Changes in operating assets and liabilities:
Accounts receivable	455	(95)
Inventories	(112)	(786)
Prepaid expenses and other assets	(610)	236
Accounts payable	497	297
Accrued expenses	286	(57)
Accrued compensation expenses	(1,813)	(609)
Accrued clinical trial expenses	26	84
Contract liabilities	—	53
Net cash used in operating activities	(8,654)	(7,150)
Cash flows from investing activities:
Purchases of property and equipment	(331)	(37)
Net cash used in investing activities	(331)	(37)
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	6	34,399
Repurchase of fractional shares in connection with reverse stock split	(11)	—
Net cash (used in) provided by financing activities	(5)	34,399
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Cash and cash equivalents:
Net increase (decrease)	(8,988)	27,211
Balance at beginning of period	11,327	4,471
Balance at end of period	$2,339	$31,682

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Business Operations

Second Sight Medical Products, Inc. (“Second Sight,” “we,” “us,” or “the Company”) was incorporated in the State of California in 2003. Second Sight develops implantable visual prosthetics to potentially enable blind individuals to achieve greater independence.

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of March 31, 2020. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented.

We are currently developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes including retinitis pigmentosa (RP), glaucoma, diabetic retinopathy, optic nerve injury or disease, or forms of cancer and trauma. The FDA granted Breakthrough Devices Program designation for Orion. A feasibility study of the Orion device is currently underway at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”).

Our first product that was commercially approved, the Argus® II retinal prosthesis system (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and received approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we no longer market the Argus II and have focused all of our resources on the development of Orion.

In March 2020, we were severely adversely impacted by the COVID-19 pandemic and its related effects on our ability to finance our planned activities. As a result, we significantly reduced our staff and expenses and conserved liquidity as we continue operations and explore strategic options. These options include securing additional funding and exploring business alternatives that may include partnering, acquiring, investing in or combining with businesses that may or may not be in a related industry. No assurances can be given that any of these initiatives will occur.

Liquidity and Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2017 has been primarily provided by:

•	Issuance of shares of common stock on May 5, 2020 which provided net proceeds of approximately $6.6 million.
•	Issuance of common stock and warrants in a Rights Offering in February 2019 which provided $34.4 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2019 which provided $0.1 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the first quarter of 2018, which provided $4.0 million of net cash proceeds
•	Issuances of common stock via stock purchase agreements in May, August, October and December 2018, which provided net cash proceeds of $22.0 million
•	Revenue of $3.4 million and $6.9 million, for the years ended December 31, 2019 and 2018, respectively, generated by sales of our Argus II product

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.6 million.

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant was recently approved under this grant. As of March 31, 2020 we recorded $0.3 million of deferred grant costs, included in prepaid expenses and other current assets, associated with this grant which were offset with the related grant funds when received in April 2020.

On September 17, 2019, we received a $2.4 million, four-year grant from the National Institutes of Health (NIH) to develop spatial localization and mapping technology (“SLAM”). This grant involves a joint collaboration with the Johns Hopkins University Applied Physics Laboratory (APL), and is intended to speed the integration of SLAM into future generations of Orion. The goal is to give Orion users the ability to localize objects and navigate landmarks in unfamiliar surroundings in real time. APL is the primary recipient of the grant. We have suspended our activities on the project until we clarify our future plans.

In a rights offering completed on February 22, 2019, we sold approximately 5,976,000 million units, each priced at $5.792 for net proceeds of approximately $34.4 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $11.76 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 5,180,000 million units in the offering for an aggregate investment of approximately $30 million.

In November 2017, we entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we offered and sold, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold approximately 278,000 shares of common stock which provided net proceeds of $4.0 million under the Sales Agreement. During December 2019, we sold approximately 17,000 shares of common stock which provided net proceeds of $0.1 million under the Sales Agreement. In April 2020, we terminated the Sales Agreement with the Agents.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel medical device, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

As more fully described in Note 11, we have been notified by the Nasdaq stock market regarding our non-compliance with the continued listing requirement on the Nasdaq capital market pursuant to its listing rules, and therefore we could be subject to delisting if we do not regain compliance within the compliance period (or the compliance period as may be extended).

Based upon our current plans we do not have sufficient funds to support our operations for the next 12 months from the date of issuance of these financial statements. Accordingly, these and other related factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will seek to additionally fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or any other approved product candidates, or we may be unable to maintain our current limited operations, maintain our current organization and reduced employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our independent registered public accounting firm, in its report on our 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2019, contained in our Annual Report on Form 10-K filed with the SEC on March 19, 2020. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Reverse Stok Split

On December 31, 2019 we effected a reverse stock split of the outstanding shares of our no par value common stock and outstanding warrants to purchase our common stock by a ratio of 1-for-8 (1:8). The common stock and warrants began trading on the Nasdaq Capital Market on a split-adjusted basis on January 6, 2020.

The accompanying consolidated financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options and warrants exercisable for common stock, restricted stock units, and per share amounts contained in our consolidated financial statements have been retrospectively adjusted.

Significant Accounting Policies

Segment Reporting. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis. Accordingly, we consider ourselves to be in a single reporting segment, specifically the discovery, development and commercialization of visual cortical prosthetics for profoundly blind individuals. We historically managed our Argus II and Orion programs on a consolidated basis within this single operating segment and do not assess the performance of our product lines or geographic regions on other measures of income or expense, such as program expense, operating income or net income. Our underlying technology consists of hardware components (implanted and wearable) and software. A vast majority of this underlying technology is shared between our Argus II and Orion branded systems. While we have ceased marketing the Argus II product indicated for individuals with retinitis pigmentosa, we are developing Orion as a next generation product with potential to treat a broader market of blind individuals, including the retinitis pigmentosa market.

Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform and suspend production of Argus, we recorded impairment charges of $2.4 million related to inventory of Argus II in the three months ended March 31, 2019. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million. In addition, we recorded an impairment of $0.7 million to our fixed assets used primarily for Argus activities and $0.2 million in severance payments all of which were paid in May 2020. We continue to advance the development of our Orion technology and are exploring various strategic options, however we cannot assure that any of these endeavors will yield satisfactory results or that we will be able to maintain our operations.

Our significant accounting policies are set forth in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3. Concentration of Risk

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, money market funds, and trade accounts receivable. We maintain cash and money market funds with financial institutions that we deem reputable. We extended differing levels of credit to our customers, and typically did not require collateral.

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Direct customers	$—	$946
Indirect customers (distributors)	—	182
Total	$—	$1,128

During the three months ended March 31, 2020 and 2019, the following customers each comprised greater than 10% of our total revenues:

	Three Months Ended March 31,
	2020	2019
Customer 1	—%	23%
Customer 2	—%	15%
Customer 3	—%	13%
Customer 4	—%	12%
Customer 5	—%	12%
Customer 6	—%	10%
Customer 7	—%	10%

As of March 31, 2020 and December 31, 2019, the following customers each comprised greater than 10% of our total accounts receivable:

	March 31, 2020	December 31, 2019
Customer 1	—%	35%
Customer 2	—%	33%
Customer 3	—%	32%

Geographic Concentration

During the three months ended March 31, 2020 and 2019, regional revenue based on customer locations which each comprised greater than 10% of our total revenues, consisted of the following:

	Three Months Ended March 31,
	2020	2019
United States	—%	60%
Italy	—%	23%
Korea	—%	10%

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 include gross assets amounting to $1.0 million and $1.3 million, respectively, relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2020 (unaudited):
Money market funds	$2,179	$2,179	$—	$—
December 31, 2019:
Money market funds	$11,307	$11,307	$—	$—

5. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$823	$803
Work in process	1,699	1,716
Finished goods	1,282	2,069
	3,804	4,588
Allowance for excess and obsolete inventory and impairment charge	(3,804)	(3,559)
Inventories, net	$—	$1,029

We recorded $2.4 million as an impairment charge during the three months ended March 31, 2019, related to our plans to suspend Argus II production. We recorded further impairment charges to our inventory of $0.5 million in the first quarter of 2020. Additionally, finished goods inventory amounting to approximately $0.75 million that we expect to use for our future warranty claims has been offset with the warranty accrual which is included in accrued expenses.

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$584	$2,724
Computer hardware and software	69	1,672
Leasehold improvements	—	304
Furniture, fixtures and equipment	—	78
	653	4,778
Accumulated depreciation and amortization	(421)	(3,656)
Property and equipment, net	$232	$1,122

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million related to our fixed assets used primarily for Argus activities. We have additionally reclassified $0.4 million as assets held-for-sale which represents the estimated fair value of fixed assets that we plan to sell through auction.

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2019	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of March 31, 2020	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended March 31, 2020 is presented below:

Beginning balance as of December 31, 2019	$1,575
Additions	—
Settlements	(60)
Adjustments and other	—
Total	1,515
Less: Finished goods inventory expected to be used for future warranty claims	(750)
Ending balance as of March 31, 2020	$765

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

Beginning balance as of December 31, 2019	$117
Additions	—
Write-offs	(117)
Ending balance as of March 31, 2020	$—

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

On May 18, 2020 we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”), pursuant to which the parties agreed to accelerate the expiration dates of our existing leases (the “Leases”), to a date not later than June 18, 2020 (“Accelerated Termination Date”). We agreed to pay the Landlord (i) $210,730 to bring the Leases current (the “Owed Rent”) and to remit (ii) a one-time early termination fee in the amount of $150,000 (the “Early Termination Amount”). Prior to the early termination agreed in this letter we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the term remaining under the Leases through the respective expiration dates in February 2022 and April 2023.  The Landlord acknowledged that as of the date of the Letter Agreement the Owed Rent and the Early Termination Amount constituted all amounts owing to the Landlord under the Leases. As a result of the letter agreement, we wrote down the right-of-use assets and extinguished related lease liabilities in the amounts of $2.3 million and $2.4 million, respectively. We have accrued an early termination fee of $150,000 which is included in accrued expenses and restructuring charges as of and for the three months ended March 31, 2020.

Assets	Classification	March 31, 2020	December 31, 2019
Non-current assets	Right-of-use assets	$—	$2,342
Liabilities
Current	Current operating lease liabilities	$106	$237
Long term	Long term operating lease liabilities	$—	$2,365

The components of lease expense for the three months ended March 31, 2020 and 2019 were as follows (unaudited):

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Lease expense:
Operating lease expense	$123	$123
Short-term lease expense	—	—
Total lease expense	$123	$123

Cash paid for lease amounts included in the measurement of lease liabilities amounted to $121,000 and $117,000, respectively, during the three months ended March 31, 2020 and 2019.

6. Equity Securities

Increase in Authorized Shares of Common Stock

On June 4, 2019, our shareholders approved an amendment to our restated articles of incorporation increasing our authorized no par value shares of common stock from 200 million to 300 million shares.

Potentially Dilutive Common Stock Equivalents

As of March 31, 2020 and 2019, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,
	2020	2019
Common stock warrants issued to underwriter of initial public offering	—	100
Common stock warrants issued in connection with March 2017 rights offering	1,706	1,706
Common stock warrants issued in connection with February 2019 rights offering	5,976	5,976
Common stock options	890	1,073
Restricted stock units	25	64
Employee stock purchase plan	—	56
	8,597	8,975

7. Warrants

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

On March 6, 2017, we completed a registered rights offering to existing stockholders in which we sold approximately 1,706,000 units at $11.76 per unit, which was the adjusted closing price of our common stock on that date. Each unit consisted of a share of our common stock and a warrant to purchase an additional share of our stock for $11.76. The warrants have a five-year life and have been approved for trading on Nasdaq under the symbol EYESW. As of March 31, 2020, 632 of the warrants associated with the rights offering had been exercised.

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

A summary of warrants activity for the three months ended March 31, 2020 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2019	7,682	$11.76	4.21
Issued	—
Exercised	—
Forfeited or expired	—
Warrants outstanding as of March 31, 2020	7,682	$11.76	3.96
Warrants exercisable as of March 31, 2020	7,682	$11.76	3.96

The warrants outstanding as of March 31, 2020 had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the three months ended March 31, 2020 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2019	984		$21.78	7.70
Granted	206		$5.98
Exercised	—	$
Forfeited or expired	(300)		$12.45
Options outstanding as of March 31, 2020	890		$21.27	3.12
Options exercisable as of March 31, 2020	517		$30.34	2.01

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2020 was zero. As of March 31, 2020, there was $1.8 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.59 years.

During the three months ended March 31, 2020, we granted stock options to purchase 205,701 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at $5.98  per share, which was the fair value of our common stock on the respective grant date. The options generally vest over a period of four years . The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $0.8 million ($4.05 per share) using the following assumptions: expected term of 6.02 years, volatility of 78.0%, risk-free interest rate of 1.50%  and expected dividend rate of 0.0%. During the quarter ended March 31, 2020 approximately 300,000 options were canceled and expired resulting in a reduction of stock option expense for the period of approximately $167,000.

The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2020 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	61	$5.92
Awarded	—	—
Vested and released	(15)	5.92
Forfeited/canceled	(21)	5.92
Outstanding as of March 31, 2019	25	$5.92

As of March 31, 2020, there was $0.1 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 2.89 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At March 31, 2020 the available number of shares that may be issued under the plan is 77,031.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of sales	$—	$47
Research and development	102	187
Clinical and regulatory	15	34
Selling and marketing	41	130
General and administrative	121	500
Total	$279	$898

9. Risk and Uncertainties

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread globally. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, most states in the U.S., including California, where we are headquartered, have declared a state of emergency.  The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While a significant number of our employees may be accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials may be affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19 and we are in the process of planning to resume patient visits with the sites. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately 10 of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

•	inability to meet warranty obligations for our Argus II products;

•	reputational damages of the Company and its products;

•	inability to raise additional funds to finance and continue our operations;

•	inability to maintain adequate office laboratory facilities;

•	inability to retain and hire experienced personnel;

•	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;

•	material delays or inability to complete development and commercialization of Orion;

•	inability to satisfy Nasdaq’s continued listing requirements and possible delisting; and

•	other uncertain events that may have negative impact effect on our operations.

10. Litigation, Claims and Assessments

Ten oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by us.  We have filed one opposition that is currently pending in the European Patent Office challenging the validity of a patent owned by Pixium Vision. The outcome of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

By letter received June 23, 2020 counsel for a participant in the Orion Early Feasibility Study has alleged claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, promissory estoppel and negligent infliction of emotional distress. Counsel in addition has alleged that Second Sight has violated the protocol established by the FDA for good clinical practice within this industry. As full compensation for damages arising from these claims the Company was presented with a demand for payment of $3,000,000. The Company believes that the claims asserted are without merit. The Company will seek to deter the filing of this claim. However, these claims are in the early stage and no assurance can be given that this matter will not result in litigation. To the extent a lawsuit is filed, the Company intends to vigorously defend it.

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our results of operations, however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors

11. Subsequent Events

Work Force Reductions

After our work force reduction on March 31, 2020 we initiated a further reduction on April 17, 2020 to our current employment status of 10 employees. The costs for this reduction have been recorded in the quarter ended June 30, 2020.

Employment Agreements

On May 13, 2020 we entered into an agreement with John T. Blake, our Chief Financial Officer, for an amendment to Mr. Blake’s Executive Employment Agreement dated March 21, 2018 pursuant to which we agreed to pay Mr. Blake a one-time cash bonus of $100,000 (the “Bonus”) in recognition of his services. Under the Amendment, Mr. Blake will be entitled to receive all separation amounts due to him pursuant to the Employment Agreement less the amount of Bonus in the event that his employment is terminated without cause.

On May 8, 2020, our board of directors approved payment to Patrick Ryan, our former Chief Operating Officer, of approximately $471,000 and to reimburse up to 12 months of COBRA, if elected, pursuant to the terms of Mr. Ryan’s employment agreement. Mr. Ryan was separated effective April 17, 2020.

Subsidiary Closure

In May 2020, we initiated the process to investigate the closure of our Swiss subsidiary due to our decision to cease marketing the Argus II product and to reduce operating expenses.

Nasdaq

On April 15, 2020, we received a letter from The Nasdaq Stock Market (“Nasdaq”) noting that as a result of Matthew Pfeffer, a member of the board and chair of the audit committee of the board, being appointed as Acting Chief Executive Officer, the Company no longer complies with Nasdaq’s independent director and audit committee requirements set forth in Nasdaq Listing Rule 5605. Consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will allow us a cure period in order to regain compliance as follows:

•	until the earlier of our next annual shareholders’ meeting or March 27, 2021; or
•	if the next annual shareholders’ meeting is held before September 23, 2020, then we must evidence compliance no later than September 23, 2020.

On June 1, 2020 (the “June Notification Date”), Nasdaq notified us that following the resignation of William J. Link, effective May 31, 2020, we are non-compliant with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 due to more than one vacancy on our board and audit committee. Nasdaq had previously notified us on April 15, 2020 that due to the appointment of Matt Pfeffer as Acting Chief Executive Officer of the Company, the Company no longer complied with the Listing Rules and that consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4) the Company was provided with a cure period described above in which to regain compliance. Nasdaq indicated that as a result of Mr. Link’s resignation we are no longer automatically eligible for the above described cure period and that the Company must submit a plan of compliance no later than July 16, 2020. If Nasdaq accepts our plan of compliance, we can be granted an extension of up to 180 calendar days from the June Notification Date to evidence compliance with the Listing Rules. If the plan is not accepted, we may appeal before a Nasdaq Hearing Panel.

On June 2, 2020, Nasdaq further notified us that as a result of Dr. Link’s resignation from the Company’s board and all committees thereof, effective May 31, 2020, we no longer comply with Nasdaq’s compensation committee requirements set forth in Listing Rule 5605.

However, consistent with Listing Rule 5605(d)(2) Nasdaq will provide us a cure period in order to regain compliance as follows:

•	until the earlier of our next annual shareholders’ meeting or May 31, 2021; or

•	if the next annual shareholders’ meeting is held before November 27, 2020, then we must evidence compliance no later than November 27, 2020.

We must submit to Nasdaq documentation, including biographies of any new directors, evidencing compliance with the rules no later than as described above. If we do not regain compliance by the dates set forth above, Nasdaq will provide written notification to us that our securities will be delisted, at which time we may appeal the delisting determination to a Nasdaq Hearing Panel.

The Notice has no effect on the listing of our common stock at this time, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “EYES.” We intend to regain compliance with the independent director, audit committee and compensation committee requirements under the Listing Rules however no assurance can be given that we will be able to regain compliance.

Employee Stock Purchase Plan

We completed our offer to rescind certain purchases of shares under our ESPP plan on May 27, 2020. We voluntarily offered to rescind the sale of shares of our common stock to employees who purchased those shares under the ESPP and to reimburse any losses upon the sale of our shares of our common stock for certain purchase periods because these shares may not have been exempt from registration under the Securities Act of 1933. The rescission of these share purchases resulted in the repurchase and cancelation of 39,467 shares of our common stock. The total cost for the repurchase of these shares and the reimbursement of any losses from the sale of such shares totaled approximately $270,000.

Equity Offering

In May 2020, we completed an underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate gross proceeds of $7.5 million, and net proceeds of approximately $6.6 million after deducting underwriting discounts, commissions and other offering expenses.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2019 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 19, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches, our financing plans and future capital requirements, the materially adverse  impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. You should read “Risk Factors” in Part II, Item 1A of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Second Sight Medical Products, Inc. (NASDAQ: EYES) develops implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest populations of sight-impaired individuals.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Our 12 month results for the subjects indicate to us that:

•

We have a good safety profile. Three subjects experienced a total of eight adverse events (AEs) through the latest independent medical safety monitor meeting in December 2019 related to the device or to the surgery. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE was resolved quickly and did not require a hospital stay.

•

The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. On square localization, five of the six subjects in our feasibility study performed significantly better with the system on than off. On direction of motion, all six performed better on than off; and on grating visual acuity, three had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, which stands for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Our FLORA results show that for five of the six subjects, the Orion system is providing benefit. No peer-reviewed data is available yet for the Orion system. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

Our principal offices are located in Los Angeles, California.

Our first commercially approved product, the Argus® II Retinal Prosthesis System (“Argus II”), treats outer retinal degenerations, such as retinitis pigmentosa, also referred to as RP. The Argus II was the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. RP is a hereditary disease, affecting an estimated 1.5 million people worldwide including about 100,000 people in the United States, that causes a progressive degeneration of the light-sensitive cells of the retina, leading to significant visual impairment and ultimately blindness. A subset of these patients would be eligible for the Argus II since the approved baseline vision for the Argus II is worse than legally blind (20/200). We commissioned 3rd party market research to estimate the size of the RP market that resulted in an estimate of approximately 1,500 patients in the US with advanced RP that could be treated with the Argus II given the eligibility criteria of our label. We no longer market the Argus II.

The Argus II system provides an artificial form of vision that differs from the vision of people with normal sight. It does not restore normal vision and there is no evidence that it can slow or reverse the progression of the disease. The majority of patients receive a significant benefit from the Argus II, however results can vary and some patients report receiving little or no benefit. By creating an artificial form of useful vision in patients who otherwise have total sight loss, the Argus II can provide benefits that include:

•	restoring independence through a renewed ability to navigate independently in unfamiliar environments;
•	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk;
•	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away;
•	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching moving streams of lights from fireworks;
•	enabling some patients to re-enter the workforce through multiple vocations that become possible because of Argus II; and
•	improving patients’ well-being and ability to perform activities of daily living

We began selling the Argus II System in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we no longer market the Argus II and have focused all of our resources on the development of Orion.

We are also researching multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Orion user experience.  In most cases, we collaborate with 3rd party firms to advance and integrate these innovative technologies with our artificial vision systems.  Examples of technologies that we believe will be complimentary to our products include: eye tracking, object recognition and localization, thermal imaging and depth-based decluttering.

Recent developments

In March 2020, we were severely adversely impacted by the unprecedented economic shock caused by the COVID-19 pandemic and its related effects on our ability to secure financing for our planned activities. As a result, we significantly reduced our staff and expenses and conserved liquidity as we continue operations and explore strategic options. These options include securing additional funding and exploring business alternatives that may include partnering, acquiring, investing in or combining with businesses that may or may not be in a related industry. We are actively seeking opportunities to develop partnerships or collaborations with others to advance further Orion development, conduct pivotal trials and bring the product to market for the treatment of blindness. No assurances can be given that any of these initiatives will occur.

In early March 2020, we commenced clinical validation activities for the FLORA-20 instrument, the primary efficacy endpoint we have selected for our future pivotal clinical trial of Orion. In mid-March 2020, our validation activities were suspended as a result of public health concerns and related social distancing due to COVID-19.  We are in the process of evaluating when activities related to the validation study can be resumed.

On March 27, 2020, the Board of Directors appointed Matthew Pfeffer, a member of our Board and Chairman of the Audit Committee of the Board, as acting Chief Executive Officer.  As a result, in April 2020, The Nasdaq Stock Market informed us, we no longer comply with Nasdaq’s independent director and audit committee requirements set forth in Nasdaq Listing Rule 5605. Nasdaq has also advised that in order to regain compliance we must submit a plan of compliance no later than July 16, 2020.

In furtherance of our decision to withdraw Argus II from the market, we have terminated two post-market studies for Argus II in Germany and the U.S., terminated an extended non-significant risk study in the U.S. for Argus 2s, suspended our technical support of Argus II worldwide, and withdrawn our submission to the FDA for market approval of the Argus 2s wearables system. In addition, we have reported to our notified body that we do not intend to distribute the Argus 2s in Europe or other markets, and will therefore let our CE Mark lapse for that product.

In May 2020, we completed an underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate gross proceeds of $7.5 million, and net proceeds of approximately $6.6 million after deducting underwriting discounts, commissions and other offering expenses. Based on our current plans, we believe the financing provides sufficient working capital to sustain approximately six months of ongoing operations.

In May 2020, we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”) to terminate our facility leases in which we agreed to vacate the premises by June 18, 2020 and pay $210,730 to bring our leases current and pay a one-time early termination fee of $150,000. Prior to the early termination, we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the respective remaining terms of our leases in February 2022 and April 2023.

As of June 10, 2020, we have reduced our employees to 10 individuals to focus on the advancement of Orion and sustain our ongoing operations.

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2017 has been primarily provided by:

•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.6 million.
•	Issuances of common stock and warrants in a Rights Offering in February 2019 which provided $34.4 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2019 which provided $0.1 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the first quarter of 2018, which provided $4.0 million of net cash proceeds
•	Issuances of common stock via stock purchase agreements in May, August, October and December 2018, which provided net cash proceeds of $22.0 million
•	Revenue of $3.4 million and $6.9 million, for the years ended December 31, 2019 and 2018, respectively, generated by sales of our Argus II product

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year award was recently approved under this grant. As of March 31, 2020 we recorded $0.3 million of deferred grant costs associated with this grant which were offset with the related grant funds when received in April 2020.

On September 17, 2019, we received a $2.4 million, four-year grant from the National Institutes of Health (NIH) to develop spatial localization and mapping technology (“SLAM”). This grant involves a joint collaboration with the Johns Hopkins University Applied Physics Laboratory, and is intended to speed the integration of SLAM into future generations of Orion. The goal is to give Orion users the ability to localize objects and navigate landmarks in unfamiliar surroundings in real time. APL is the primary recipient of the grant. We have suspended our activities on the project until we clarify our future plans.

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

In November 2017, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we offered and sold, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold 278,000 shares of common stock for additional net proceeds of $4.0 million under the Sales Agreement. During December 2019, we sold approximately 17,000 shares of common stock which provided net proceeds of $0.1 million under the Sales Agreement. This agreement was terminated in April 2020.

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel medical device. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least twelve months from the date of issuance of this report. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. However, our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds during that period, through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, these factors among others raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

Product and Clinical Development Plans

Orion. By further developing our visual cortical prosthesis, Orion, we believe we may be able to significantly expand our market to include nearly all profoundly blind individuals. The only notable exceptions for potential use of the Orion are those who are blind due to otherwise currently treatable diseases, individuals who are born blind, or blindness due to direct damage of the visual cortex, which is rare. However, of the estimated 36 million blind people worldwide, there are approximately 5.8 million people who are legally blind due to causes that are not otherwise treatable (including RP) or age-related macular degeneration (“AMD”). We continue to develop and refine our estimates of the potential addressable market size as we evaluate the commercial prospects for Orion using a combination of published sources, third party market research, and physician feedback.  We currently estimate over 500,000 individuals in the US are legally blind due to retinitis pigmentosa, glaucoma, diabetic retinopathy, optic nerve disease and eye injury. Of this population, we estimate the potential US addressable market is between 50,000 and 100,000 individuals with bi-lateral blindness at the light-perception level or worse.  Our marketing approvals by the FDA and other regulatory agencies will ultimately determine the subset of these patients who are eligible for the Orion based on our clinical trials and the associated results.

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Our 12 month results for six of the subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks.  We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

COVID-19 Pandemic

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets, and may result in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the United States Securities and Exchange Commission require management to make estimates, assumptions and judgments that affect the amounts, liabilities, revenue and expenses reported in the financial statements and the notes to the financial statements. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis. Accordingly, we consider ourselves to be in a single reporting segment, specifically the discovery, development and commercialization of visual cortical prosthetics for profoundly blind individuals. We historically managed our Argus II and Orion programs on a consolidated basis within this single operating segment and do not assess the performance of our product lines or geographic regions on other measures of income or expense, such as program expense, operating income or net income. Our underlying technology consists of hardware components (implanted and wearable) and software. A vast majority of this underlying technology is shared between our Argus II and Orion branded systems. While we have ceased marketing the Argus II product indicated for individuals with retinitis pigmentosa, we are developing Orion as a next generation product with potential to treat a broader market of blind individuals, including the retinitis pigmentosa market.

Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform and suspend production of Argus, we recorded impairment charges of $2.4 million related to inventory of Argus II in the three months ended March 31, 2019. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million. In addition, we recorded an impairment of $0.7 million to our fixed assets used primarily for Argus activities and $0.2 million in severance payments all of which were paid in May 2020. We continue to advance the development of our Orion technology and are exploring various strategic options, however we cannot assure that any of these endeavors will yield satisfactory results or that we will be able to maintain our operations.

There have been no other material changes to our critical accounting policies during the three months ended March 31, 2020.

Results of Operations

Net sales. Our net sales consists of revenue primarily from the sale of our Argus II product which is no longer marketed. We do not expect future revenues from the sale of Argus II.

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

•

Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. Due to the recent downsizing of our business, we are currently evaluating the path forward for our research and development activities for Orion, including the potential for collaboration with 3rd parties and/or outsourcing the engineering work for Orion.

•

Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies offset by grant revenue received in support of specific clinical research products. We expect clinical and regulatory expenses to be lower in the short-run as we have closed our clinical study activities related to Argus II and Orion clinical site visits have been temporarily put on hold due to COVID-19. In the long-run, we expect clinical and regulatory expenses to increase if and when we conduct a pivotal clinical study of Orion.

•

Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing, market access and business development functions, as well as costs associated with promotional and other marketing activities including the cost of units consumed as demos or samples. We expect sales and marketing expenses to be significantly lower in 2020 than in 2019 as we no longer employ sales and marketing personnel and no longer market the Argus II product.

•

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to be significantly lower in 2020 as we have significantly reduced staff.

Comparison of the Three Months Ended March 31, 2020 and 2019

We did not implant Argus II products during the first quarter of 2020 compared to 10 in the first quarter of 2019.  Four of the implants were in Europe, the Middle East and Asia (collectively, “EMEA”) in the first quarter of 2019 while the remainder were in the U.S.

Net Sales. Net sales was zero in the first quarter of 2020 as compared to $1.1 million in the same period in 2019. Revenue was recognized for nine units in the first quarter of 2019. Revenue recognized per implant was approximately $113,000 in the first quarter of 2019. We do not expect future revenues from the sale of Argus II.

Cost of sales. Cost of sales was zero in the first quarter of 2020 as compared to $0.7 million in the first quarter of 2019. Cost of sales in the first quarter of 2019 consisted primarily of the cost of products implanted and unabsorbed production costs.

Research and development expense. Research and development expense increased by $1.7 million, or 78%, to $3.9 million in the first quarter of 2020 from $2.2 million in the first quarter of 2019. The costs increased from the prior period due primarily to costs incurred for internally produced prototypes. We expect our research and development expenses to decrease significantly in the short-run related to our reduction in force and significantly curtailed activity while we reevaluate our development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.1 million, or 9%, to $0.9 million in the first quarter of 2020 from $1.0 million in the first quarter of 2019. This decrease is attributable to decreased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to continue in the future at a reduced level as we resume activities for our Early Feasibility Study and reevaluate our development plans for Orion.

Selling and marketing expense. Selling and marketing expense decreased $1.4 million, or 67%, to $0.7 million in the first quarter of 2020 from $2.1 million in the first quarter of 2019. This decrease in costs was primarily driven by our reduced commercial activities related to Argus II and the resulting decreased use of outside services, supplies, reduced headcount and related compensation expense. We expect selling and marketing expense to decrease as we no longer market Argus II and are focused on Orion development.

General and administrative expense. General and administrative expense decreased $0.4 million, or 17%, to $2.0 million in the first quarter of 2020 from $2.4 million in the same period of 2019. This decrease is primarily attributable to lower compensation costs primarily due to reduced staffing. We expect general and administrative expenses to decrease related to our staffing reductions.

Restructuring charges. We recorded a non-cash restructuring charge of $2.4 million in the first quarter of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production.  We recorded non-cash restructuring charges of $1.1 million in the first quarter of 2020 comprised of $0.4 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion and a $0.2 million cash charge for severance compensation all of which was settled in May 2020.

Liquidity and Capital Resources

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel medical device, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

In a rights offering completed on February 22, 2019, we sold approximately 5,976,000 units, each priced at $5.792 for net cash proceeds of approximately $34.4 million. Each unit consisted of one share and one immediately exercisable warrant having an exercise price of $11.76 per share. Entities controlled by Gregg Williams, our Chairman of the Board of Directors, acquired approximately 5,180,000 units in the offering for an aggregate investment of approximately $30 million. The expiration date of the warrants issued pursuant to this rights offering is March 14, 2024, and the expiration date of all previously outstanding warrants listed for trading under the symbol “EYESW” were extended to March 14, 2024.

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.6 million. We believe the financing provides sufficient working capital to sustain approximately six months of ongoing operations.

We do not have sufficient funds to support our operations for the next 12 months from the date of issuance of this report. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for Orion. We expect expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

Until such time, if ever, we can generate substantial product revenues, we anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. Accordingly, these factors among others raise substantial doubt about our ability to continue as a going concern. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity, convertible debt or other equity-linked securities, the ownership interests of some or all of our common stockholders will be diluted, the holders of new equity securities may have priority rights over our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If adequate funds are not available, we may be required to further curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. If, for example, we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations. Our independent registered public accounting firm, in its report on our 2019 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

Cash and cash equivalents decreased by $9.0 million from $11.3 million as of December 31, 2019 to $2.3 million as of March 31, 2020. Working capital was a deficit of $1.6 million as of March 31, 2020, as compared to $6.2 million as of December 31, 2019, a decrease of $7.8 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first three months of 2020, we used $8.7 million of cash in operating activities, consisting primarily of a net loss of $8.9 million, offset by non-cash charges which provided cash of $1.5 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets, impairment charge and offset by a net change in operating assets and liabilities of $1.3 million. During the first three months of 2019, we used $7.2 million of cash in operating activities, consisting primarily of a net loss of $9.7 million, offset by non-cash charges which provided cash of $3.4 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets offset by a net change in operating assets and liabilities of $0.9 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first three months of 2020 was $331,000 and was $37,000 in the first three months of 2019 both for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities used $5,000 of cash in the first three months of 2020 consisting of $6,000 of net proceeds from the sale of common stock offset by the use of $11,000 for the repurchase of partial shares in connection with our reverse stock split. Financing activities provided $34.4 million of cash in the first three months of 2019 consisting of the net proceeds from the sale of common stock and warrants.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2020, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

Inherent Limitations on Effectiveness of Controls

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

Ten oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by us.  We have filed one opposition that is currently pending in the European Patent Office challenging the validity of a patent owned by Pixium Vision. The outcome of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

By letter received June 23, 2020 counsel for a participant in the Orion Early Feasibility Study has alleged claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, promissory estoppel and negligent infliction of emotional distress. Counsel in addition has alleged that Second Sight has violated the protocol established by the FDA for good clinical practice within this industry. As full compensation for damages arising from these claims the Company was presented with a demand for payment of $3,000,000. The Company believes that the claims asserted are without merit. The Company will seek to deter the filing of this claim. However, these claims are in the early stage and no assurance can be given that this matter will not result in litigation. To the extent a lawsuit is filed, the Company intends to vigorously defend it.

From time to time, we may be involved in a variety of legal proceedings and claims relating to securities laws, product liability, patent infringement, contract disputes, employment matters and other matters relating to various claims that arise in the normal course of our business in addition to governmental and other regulatory investigations and proceedings. It is our opinion that the outcome of such matters will not have a material adverse effect on our results of operations, however, the results of litigation, proceedings, disputes and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, results of operations and prospects. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2019 Annual Report on Form 10-K, which was filed with the SEC on March 19, 2020 and as amended on Form 10-K/A and filed with the SEC on April 28, 2020, as well as those risk factors contained in our prospectus supplement dated April 30, 2020 as filed with the SEC on May 1, 2020. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K and our prospectus supplement.

Since we have a limited operating history and have no current revenue producing operations, it is difficult to evaluate the future of our business.

To date, our operations on a consolidated basis have consisted of the continued development and clinical studies of our Orion-focused technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we will continue to incur additional losses for the next several years. In addition, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

Despite promising results from the Early Feasibility Study for Orion being conducted at UCLA and Baylor we currently have no commercial products or product revenue and may never become profitable.

To date, we have not generated profit from sales of our now discontinued Argus II product and will not generate revenues until we complete the development and attain the marketing approval for Orion. We have relied principally on financing from the sale of equity securities and the receipt of government and other grants to fund our operations. We expect that our future financial results will depend primarily on our success in further developing the Orion, conducting FDA approved clinical trials and obtaining clearance or approval for, launching, selling and supporting our Orion technology. To establish these operations we expect a need  to expend significant resources on hiring of personnel, continued scientific and product research and development, potential product testing and pre-clinical and clinical investigation, intellectual property development and prosecution, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives and other operational personnel, and the continued development of relationships with potential partners as we continue to seek regulatory clearance or approval for our products. We are incurring significant operating losses, we expect to continue to incur additional losses for at least the next several years, and we cannot assure you that we will generate revenue or be profitable in the future. Our future or updated Orion products may never be cleared or approved or become commercially viable or accepted for use.

Investment in medical device technology is highly speculative, because it entails substantial upfront capital expenditures and significant risk that any potential product will fail to demonstrate adequate efficacy, clinical utility or acceptance by physicians and blind individuals. Investors should evaluate an investment in us in light of the uncertainties encountered by developing medical technology companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to implement our business plan.

There is substantial doubt about our ability to continue as a going concern.

To date, we have not generated any profit from our now discontinued Argus II product and we have incurred significant operating losses in each year since our inception and we anticipate continuing to incur additional losses for the next several years. In connection with our Annual Report on Form 10-K for the year ended December 31, 2019, management concluded that there is substantial doubt we can continue as an ongoing business for the next twelve months from the date that our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 were issued unless we obtain additional capital. As a result, our independent registered public accountants included an explanatory paragraph in their auditors’ report relating to going concern.

In May 2020 we sold 7.5 million shares of common stock at $1.00 per share to raise gross proceeds of $7.5 million in a registered public offering of securities. We plan to raise additional capital to fund our operations. No assurance can be given that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. Accordingly, management cannot conclude that such plans will be effectively implemented within the twelve months from the date that our unaudited condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 were issued.

These factors, combined with our forecast of cash required to fund operations for a period of at least twelve months from the date that unaudited condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 were issued, raise substantial doubt about our ability to continue as a going concern.

If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

We have experienced operating losses, and we may continue to incur operating losses for the next several years as we implement our business plan. Currently, we have no revenue and do not have arrangements in place for all the anticipated financing that would be required to fully implement our business plan. Our prior losses combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital.

We will need to raise additional capital in order to continue to execute our business plan in the future however there is no assurance that we  will be successful, or that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. If we are unable to raise sufficient additional funds, we will need to further scale back our operations. The ongoing COVID-19 pandemic and resulting negative impact on the global macroeconomic environment and capital markets may make it more difficult for us to raise additional funds.

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of FDA approvals and a commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology, joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders will result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

The incurrence of indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms. These agreements may require that we relinquish, or license to a third party on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves, or reserve certain opportunities for future potential arrangements when we might otherwise be able to achieve more favorable terms. In addition, we may be forced to work with a partner on one or more of our products or market development programs, which could lower the economic value of those programs to us.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may terminate or delay the development of one or more of our Orion features updated products, delay clinical trials necessary to market our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited or we may be unable to continue operations, in which case you could lose your entire investment.

Our business may be adversely affected by health epidemics including the recent coronavirus outbreak.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China and has since spread globally. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, most states in the U.S., including California, where we are headquartered, have declared a state of emergency.  The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns.

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to work remotely unless they cannot perform their essential functions remotely, and have also suspended all non-essential travel for our employees. While a significant number of our employees may be accustomed to working remotely or working with other remote employees, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, temporarily suspending travel and restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials may be affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19 and we are in the process of planning to resume patient visits with the sites. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately 10 of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

•	inability to meet warranty obligations for our Argus II products;
•	reputational damages of the Company and its products;
•	inability to raise additional funds to finance and continue our operations;
•	inability to maintain adequate office laboratory facilities;
•	inability to retain and hire experienced personnel;

•	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;
•	material delays or inability to complete development and commercialization of Orion;
•	inability to satisfy Nasdaq’s continued listing requirements and possible delisting; and
•	other uncertain events that may have negative impact effect on our operations.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take several or more years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in nonclinical studies and early feasibility clinical studies does not ensure that expanded clinical trials that will be used to support regulatory submissions will be successful. These setbacks may be caused by, among other things, nonclinical findings made while clinical trials were underway, and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval or clearance for our product candidates.

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Our efforts may never demonstrate the feasibility of our Orion technology.

Our research and development efforts remain subject to all of the risks associated with the development of new technology. Our Orion technology, though based on our FDA approved Argus II is not yet fully developed. Development of the underlying technology, including the further development and refinement of our Orion technology, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Regulatory and clinical hurdles or challenges also may result in delays and cause us to incur additional expenses that may increase our need for capital and result in additional losses. If we cannot complete, or if we experience significant delays in developing our technology, applications or products for use by those patients who can benefit from vision restoration, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

We may not become commercially viable if our ultimate commercialized products or related treatments fail to obtain an adequate level of reimbursement by Medicare and other third-party payers.

Although we were able to obtain adequate third party-payer reimbursement for our Argus II system, we believe that the commercial viability of our potential devices and products and related implant and post-implant treatments, and therefore our commercial success as a company, will be affected materially by the availability of government reimbursement and medical insurance coverage and reimbursement for newly approved medical therapies, technologies and devices. Insurance coverage and reimbursement are not assured. It typically takes a period of use in the marketplace before coverage and reimbursement are permanently established, if they are granted at all. In the U.S. and other jurisdictions in Europe and other regions, physicians and other healthcare providers generally rely on insurance coverage and reimbursement for their revenues, therefore this is an important factor in the overall commercialization plans of a proposed product and whether it will be accepted for use in the marketplace. We expect our products to be priced at levels not generally affordable by patients directly and therefore without insurance coverage and reimbursement for our planned products, we would expect to attain limited revenues, if any.

Medicare, Medicaid, health maintenance organizations and other third-party payers are increasingly attempting to contain healthcare costs by limiting both the scope of coverage and the level of reimbursement of new medical technologies and products, and as a result, they may not cover or provide adequate payment for the use of our planned Orion products. In order to obtain satisfactory reimbursement arrangements, we may have to agree to reduce the fee or sales price to one lower than initially planned. Each plan may separately require us to provide scientific and clinical support for the use of our products and, as a result, the coverage determination process is often a time-consuming and costly process with no assurance that coverage and adequate reimbursement will be applied consistently or obtained at all. Even if Medicare and other third-party payers decide to cover treatments involving our proposed devices and products, we cannot be certain that the reimbursement levels will be adequate. Accordingly, even if our planned products are approved for commercial sale, unless government and other third-party payers provide adequate coverage and reimbursement for our devices and products, some physicians and their patients may be discouraged from using them, and our sales would suffer.

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

Name	Title	Date

/s/ Matthew Pfeffer	Acting Chief Executive Officer and Director	June 26, 2020
Matthew Pfeffer	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	June 26, 2020
John T. Blake	(Principal Financial and Accounting Officer)