Form 10-Q
period 2020-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2020-08-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

 Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☐   No  ☐

As of August 10, 2020, the registrant had 23,118,233 shares of common stock, no par value per share and 7,682,244 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for each of the three-month periods ended during the six months ended June 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,505	$11,327
Accounts receivable, net	—	455
Inventories, net	—	1,029
Assets held-for-sale	400	—
Prepaid expenses and other current assets	676	299
Total current assets	4,581	13,110
Property and equipment, net	212	1,122
Right-of-use assets	—	2,342
Deposits and other assets	12	25
Total assets	$4,805	$16,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$517	$1,093
Accrued expenses	1,023	1,889
Accrued compensation expense	330	2,698
Accrued clinical trial expenses	517	707
Current operating lease liabilities	—	237
Contract liabilities	335	335
Total current liabilities	2,722	6,959
Long term operating lease liabilities	—	2,365
Total liabilities	2,722	9,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 23,118 and 15,643 as of June 30, 2020 and December 31, 2019, respectively	270,126	264,008
Additional paid-in capital	49,260	48,613
Accumulated other comprehensive loss	(533)	(562)
Accumulated deficit	(316,770)	(304,784)
Total stockholders’ equity	2,083	7,275
Total liabilities and stockholders’ equity	$4,805	$16,599

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$—	$1,282	$—	$2,410
Cost of sales	—	933	—	1,664
Gross profit	—	349	—	746

Operating expenses:
Research and development, net of grants	323	3,436	4,210	5,619
Clinical and regulatory, net of grants	429	536	1,343	1,542
Selling and marketing	—	1,689	701	3,792
General and administrative	1,516	2,256	3,537	4,705
Restructuring charges	848	873	2,229	3,297
Total operating expenses	3,116	8,790	12,020	18,955

Loss from operations	(3,116)	(8,441)	(12,020)	(18,209)
Interest income	16	1	34	69

Net loss	$(3,100)	$(8,440)	$(11,986)	$(18,140)

Net loss per common share – basic and diluted	$(0.15)	$(0.56)	$(0.67)	$(1.28)

Weighted average common shares outstanding – basic and diluted	20,337	15,542	17,993	13,816

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(3,100)	$(8,440)	$(11,986)	$(18,140)

Other comprehensive income (loss):
Foreign currency translation adjustments	10	9	29	1
Comprehensive loss	$(3,090)	$(8,431)	$(11,957)	$(18,139)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2018	9,542	$229,019	$44,111	$(575)	$(269,471)	$3,084
Adoption of ASC Topic 842-Leases	—	—	—	—	(144)	(144)
Issuance of shares of common stock and warrants in connection with rights offering, net of issuance costs	5,976	34,399	—	—	—	34,399
Release of restricted stock units	6	—	—	—	—	—
Warrants modification (see note 7)	—	—	1,577	—	(1,577)	—
Stock-based compensation expense	—	—	898	—	—	898
Net loss	—	—	—	—	(9,700)	(9,700)
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Balance, March 31, 2019	15,524	263,418	46,586	(583)	(280,892)	28,529

Issuance of common stock in connection with employee stock purchase plan	47	238	—	—	—	238
Release of restricted stock units	2	—	—	—	—	—
Stock-based compensation expense	—	—	859	—	—	859
Net loss	—	—	—	—	(8,440)	(8,440)
Foreign currency translation adjustment	—	—	—	9	—	9
Balance, June 30, 2019	15,573	$263,656	$47,445	$(574)	$(289,332)	$21,195
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficiency)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,275
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of shares of common stock	1	6	—	—	—	6
Release of restricted stock units	15	—	—	—	—	—
Stock-based compensation expense	—	—	279	—	—	279
Net loss	—	—	—	—	(8,886)	(8,886)
Foreign currency translation adjustment	—	—	—	19	—	19
Balance, March 31, 2020	15,657	264,003	48,892	(543)	(313,670)	(1,318)

Issuance of shares of common stock and warrants in connection with share offering, net of issuance costs	7,500	6,393	280	—	—	6,673
Repurchase of ESPP shares as part of a rescission offer	(39)	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	88	—	—	88
Net loss	—	—	—	—	(3,100)	(3,100)
Foreign currency translation adjustment	—	—	—	10	—	10
Balance, June 30, 2020	23,118	$270,126	$49,260	$(533)	$(316,770)	$2,083

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net loss	$(11,986)	$(18,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	196
Stock-based compensation	367	1,757
Non-cash lease expense	3	10
Inventory reserve	—	(446)
Restructuring charges-inventory and fixed asset impairment	1,115	2,587
Changes in operating assets and liabilities:
Accounts receivable	461	(122)
Inventories	(144)	(364)
Prepaid expenses and other assets	(364)	585
Accounts payable	(1,019)	(49)
Accrued expenses	108	192
Accrued compensation expenses	(2,369)	(483)
Accrued clinical trial expenses	(189)	105
Contract liabilities	—	387
Net cash used in operating activities	(13,891)	(13,785)
Cash flows from investing activities:
Purchases of property and equipment	(331)	(164)
Net cash used in investing activities	(331)	(164)
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	6,679	34,399
Proceeds from employee stock purchase plan	—	238
Repurchase of ESPP shares and fractional shares in connection with reverse stock split	(281)	—
Net cash provided by financing activities	6,398	34,637
Effect of exchange rate changes on cash and cash equivalents	2	2
Cash and cash equivalents:
Net increase (decrease)	(7,822)	20,690
Balance at beginning of period	11,327	4,471
Balance at end of period	$3,505	$25,161

Non-cash financing activities:

     Fair value of warrants issued in connection with issuance of common stock                                            $280                             $—

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of June 30, 2020. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented. In June 2020, we commenced a process to dissolve our Swiss subsidiary which is expected to take approximately one year.

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

Our first commercially approved product, the Argus® II retinal prosthesis system (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and received approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we no longer market the Argus II and have focused all of our resources on the development of Orion.

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

Liquidity and Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2017 has been primarily provided by:

•	Issuance of shares of common stock on May 5, 2020 which provided net proceeds of approximately $6.7 million.
•	Issuance of common stock and warrants in a Rights Offering in February 2019 which provided $34.4 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2019 which provided $0.1 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the first quarter of 2018, which provided $4.0 million of net cash proceeds
•	Issuances of common stock via stock purchase agreements in May, August, October and December 2018, which provided net cash proceeds of $22.0 million
•	Revenue of $3.4 million and $6.9 million, for the years ended December 31, 2019 and 2018, respectively, generated by sales of our Argus II product

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million.

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant was recently approved under this grant. As of June 30, 2020 we recorded $0.3 million of deferred grant costs which will be offset with the related grant funds when received. During the six months ended June 30, 2020, we received a total of $0.4 million of grant funds primarily from this grant.

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

Significant Accounting Policies

Segment Reporting. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis. Accordingly, we consider ourselves to be in a single reporting segment, specifically the discovery, development and commercialization of visual prosthetics for profoundly blind individuals. We historically managed our Argus II and Orion programs on a consolidated basis within this single operating segment and do not assess the performance of our product lines or geographic regions on other measures of income or expense, such as program expense, operating income or net income. Our underlying technology consists of hardware components (implanted and wearable) and software. A vast majority of this underlying technology is shared between our Argus II and Orion branded systems. While we have ceased marketing the Argus II product indicated for individuals with retinitis pigmentosa, we are developing Orion as a next generation product with potential to treat a broader market of blind individuals, including the retinitis pigmentosa market.

Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform and suspend production of Argus, we recorded impairment charges of $2.6 million related to inventory of Argus II in the six months ended June 30, 2019. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $1.0 million in severance payments and other costs associated with the wind down, all of which were substantially paid by June 30, 2020. We continue to advance the development of our Orion technology and are exploring various strategic options, however we cannot assure that any of these endeavors will yield satisfactory results or that we will be able to maintain our operations.

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

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct customers	$—	$1,006	$—	$1,952
Indirect customers (distributors)	—	276	—	458
Total	$—	$1,282	$—	$2,410

During the three and six months ended June 30, 2020 and 2019, the following customers each comprised greater than 10% of our total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer 1	—%	26%	—%	14%
Customer 2	—%	21%	—%	11%
Customer 3	—%	13%	—%	14%
Customer 4	—%	13%	—%	7%
Customer 5	—%	10%	—%	16%
Customer 6	—%	10%	—%	10%

As of June 30, 2020 and December 31, 2019, the following customers each comprised greater than 10% of our total accounts receivable:

	June 30, 2020	December 31, 2019
Customer 1	—%	35%
Customer 2	—%	33%
Customer 3	—%	32%

Geographic Concentration

During the three and six months ended June 30, 2020 and 2019, regional revenue based on customer locations which each comprised greater than 10% of our total revenues, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	—%	68%	—%	65%
China	—%	13%	—%	7%
Italy	—%	10%	—%	16%

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 include gross assets amounting to $0.9 million and $1.3 million, respectively, relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations. The assets of the subsidiary, net of reserves and allowances amounted to approximately $0.1 million at June 30, 2020.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2020 (unaudited):
Money market funds	$3,437	$3,437	$—	$—
December 31, 2019:
Money market funds	$11,307	$11,307	$—	$—

5. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$741	$803
Work in process	1,461	1,716
Finished goods	1,290	2,069
	3,492	4,588
Allowance for excess and obsolete inventory and impairment charge	(3,492)	(3,559)
Inventories, net	$—	$1,029

We recorded $2.6 million as an impairment charge during the six months ended June 30, 2019, related to our plans to suspend Argus II production. We recorded further impairment charges to our inventory of $0.5 million in the first six months of 2020. Additionally, finished goods inventory amounting to approximately $0.4 million that we expect to use for our future warranty claims has been offset with the warranty accrual which is included in accrued expenses.

Property and equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$584	$2,724
Computer hardware and software	69	1,672
Leasehold improvements	—	304
Furniture, fixtures and equipment	—	78
	653	4,778
Accumulated depreciation and amortization	(441)	(3,656)
Property and equipment, net	$212	$1,122

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million related to our fixed assets used primarily for Argus activities. We have additionally reclassified $0.4 million as assets held-for-sale which represents the estimated fair value of fixed assets that we sold. Proceeds from the sales which were received in July 2020 approximated the estimated recorded fair value of assets held-for-sale at June 30, 2020.

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2019	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of June 30, 2020	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended June 30, 2020 is presented below:

Beginning balance as of December 31, 2019	$1,575
Additions	—
Settlements	(419)
Adjustments and other	—
Total	1,156
Less: Finished goods inventory expected to be used for future warranty claims	(399)
Ending balance as of June 30, 2020	$757

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

Beginning balance as of December 31, 2019	$117
Additions	—
Write-offs	(117)
Ending balance as of June 30, 2020	$—

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

On May 18, 2020 we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”), pursuant to which the parties agreed to accelerate the expiration dates of our existing leases (the “Leases”), to a date not later than June 18, 2020 (“Accelerated Termination Date”). We agreed to pay the Landlord (i) $210,730 to bring the Leases current (the “Owed Rent”) and to remit (ii) a one-time early termination fee in the amount of $150,000 (the “Early Termination Amount”). Prior to the early termination agreed in this letter we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the term remaining under the Leases through the respective expiration dates in February 2022 and April 2023.  The Landlord acknowledged that as of the date of the Letter Agreement the Owed Rent and the Early Termination Amount constituted all amounts owing to the Landlord under the Leases. As a result of the letter agreement, we wrote down the right-of-use assets and extinguished related lease liabilities in the amounts of $2.3 million and $2.4 million, respectively. We paid an early termination fee of $150,000 which was expensed in our restructuring charges for the six months ended June 30, 2020. Due to the termination of this lease there are no right-of-use assets or current or long term lease liabilities at June 30, 2020.

On July 7, 2020, we entered into a lease with Sylmar Biomedical Park, LLC, to lease a smaller portion of our present facility.  The new lease allows us to significantly reduce our rent while maintaining operations and our current address.  The term of the lease is from June 16, 2020 until December 31, 2020 and automatically renews monthly thereafter unless terminated by either party with 30 day notice.  The monthly rent is $16,000 inclusive of a proportionate share of the building’s maintenance cost.   The facility will support the Company’s current staff and operations, including continuation of its Orion early feasibility study, with six subjects at UCLA and Baylor College of Medicine, and other Orion research.

Assets	Classification	December 31, 2019
Non-current assets	Right-of-use assets	$2,342
Liabilities
Current	Current operating lease liabilities	$237
Long term	Long term operating lease liabilities	$2,365

The components of lease expense for the three and six months ended June 30, 2020 and 2019 were as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease expense:	2020	2019	2020	2019
Operating lease expense	$106	$123	$229	$246
Short-term expense	—	—	—	—
Total lease expense	$106	$123	$229	$246

Cash paid for lease amounts included in the measurement of lease liabilities amounted to $227,000 and $237,000, respectively, during the six months ended June 30, 2020 and 2019.

6. Equity Securities

Increase in Authorized Shares of Common Stock

On June 4, 2019, our shareholders approved an amendment to our restated articles of incorporation increasing our authorized no par value shares of common stock from 200 million to 300 million shares.

Potentially Dilutive Common Stock Equivalents

As of June 30, 2020 and 2019, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	June 30,
	2020	2019
Common stock warrants issued to underwriters	375	100
Common stock warrants issued in connection with March 2017 rights offering	1,706	1,706
Common stock warrants issued in connection with February 2019 rights offering	5,976	5,976
Common stock options	304	1,115
Restricted stock units	8	62
Employee stock purchase plan	—	56
	8,369	9,015

7. Warrants

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million. Direct cost of this offering consisted of an 8.5% underwriting fee and reimbursable expenses of $90,000 and other costs incurred by us of $100,000. Also, for cash consideration of $100, we granted to the underwriters warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $1.25 per share, which was 25 percent above the offering price to the investors. The warrant is exercisable, in whole or in part, for a period commencing 180 days after the effective date of the underwriting agreement (April 30, 2020) and ending on the fifth anniversary date of the effective date of the underwriting agreement. The fair value of these warrants, calculated using the Black-Scholes option-pricing model, was determined to be $280,000 ($0.75 per share) using the following assumptions: expected term of 5.0 years, volatility of 94.0%, risk-free interest rate of 0.67%  and expected dividend rate of 0.0%. The fair value of these warrants reduced the amounts included in common stock from the offering and were offset by an increase in additional paid in capital.

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

On March 6, 2017, we completed a registered rights offering to existing stockholders in which we sold approximately 1,706,000 units at $11.76 per unit, which was the adjusted closing price of our common stock on that date. Each unit consisted of a share of our common stock and a warrant to purchase an additional share of our stock for $11.76. The warrants have a five-year life and have been approved for trading on Nasdaq under the symbol EYESW. As of June 30, 2020, 632 of the warrants associated with the rights offering had been exercised.

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

A summary of warrants activity for the six months ended June 30, 2020 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2019	7,682	$11.76	4.21
Issued	375	1.25	4.85
Exercised	—
Forfeited or expired	—
Warrants outstanding as of June 30, 2020	8,057	$11.27	3.76
Warrants exercisable as of June 30, 2020	8,057	$11.27	3.76

The warrants outstanding as of June 30, 2020 had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the six months ended June 30, 2020 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2019	984		$21.78	7.70
Granted	206		$5.98
Exercised	—	$
Forfeited or expired	(886)		$20.50
Options outstanding as of June 30, 2020	304		$14.82	8.05
Options exercisable as of June 30, 2020	181		$18.90	7.56

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2020 was zero. As of June 30, 2020, there was $0.7 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.76 years.

During the six months ended June 30, 2020, we granted stock options to purchase 205,701 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at $5.98  per share, which was the fair value of our common stock on the respective grant date. The options generally vest over a period of four years . The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $0.8 million ($4.05 per share) using the following assumptions: expected term of 6.02 years, volatility of 78.0%, risk-free interest rate of 1.50%  and expected dividend rate of 0.0%.

During the three and six months ended June 30, 2020, approximately 586,000 and 886,000 options were cancelled or expired resulting in a reduction of stock option expense of approximately $88,000 and $255,000, respectively.

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2020 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	61	$5.92
Awarded	—	—
Vested and released	(15)	5.92
Forfeited/canceled	(38)	5.92
Outstanding as of June 30, 2020	8	$5.92

As of June 30, 2020, there was $40,000 of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 2.64 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At June 30, 2020 the available number of shares that may be issued under the plan is 77,031.

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

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$—	$43	$—	$90
Research and development	7	134	109	321
Clinical and regulatory	12	31	27	65
Selling and marketing	—	131	41	261
General and administrative	69	520	190	1,020
Total	$88	$859	$367	$1,757

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

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19 and we are in the process of planning to resume patient visits with the sites. Although regularly scheduled visits are on hold due to the coronavirus outbreak, sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately 10 of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

•	inability to meet warranty obligations for our Argus II products;
•	reputational damages of the Company and its products;

•	inability to raise additional funds to finance and continue our operations;
•	inability to maintain adequate office laboratory facilities;

•	inability to retain and hire experienced personnel;

•	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;

•	material delays or inability to complete development and commercialization of Orion;

•	inability to satisfy Nasdaq’s continued listing requirements and possible delisting; and

•	other uncertain events that may have negative impact on our operations.

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

By letters received on June 23, 2020 and July 21, 2020 counsel for a participant in the Orion Early Feasibility Study has alleged claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, promissory estoppel and negligent infliction of emotional distress. Counsel in addition has alleged that Second Sight has violated the protocol established by the FDA for good clinical practice within this industry. As full compensation for damages arising from these claims the Company was presented with a demand for payment of $3,000,000. The Company believes that the claims asserted are without merit. Although the Company does not believe a lawsuit will be filed imminently, the claim is in the early stage and no assurance can be given that this matter will not result in litigation. To the extent a lawsuit is filed, the Company intends to vigorously defend it.

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

Nasdaq

      Letter from Nasdaq dated July 23, 2020

       On July 23, 2020, Nasdaq notified us that we no longer met Listing Rule 5550(b)(2) (the “Rule”) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million.  Nasdaq’s notice was based on a review of our MVLS for the prior 30 business days.  Nasdaq’s letter also noted that we do not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3) which require stockholders’ equity of at least $2.5 million, or net income from continuing operations of $500,000 in the most recently completed, or in two of the three most recently completed, fiscal years, respectively. However, Nasdaq’s listing rules provide us a compliance period of 180 calendar days, or until January 19, 2021, in which to regain compliance.

       In the event we do not regain compliance with the Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel.

      In the event we do not regain compliance with the Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel.

      Letter from Nasdaq dated July 21, 2020

     On July 21, 2020, Nasdaq notified us, based on our submitted information that the board of directors had appointed an independent director to our compensation committee, that we currently comply with Rule 5605(d)(2) (the “Rule”), and this matter is now closed.

      As previously disclosed prior to that remediation, Nasdaq had notified us on June 2, 2020 that we did not comply with the compensation committee requirement for continued listing on Nasdaq set forth in the Rule.

      Separately from the foregoing, Nasdaq had notified us on July 15, 2020 that we again qualified for a cure period to meet listing rules brought into question due to changes in board of directors.  We previously reported in Forms 8-K filed with the SEC regarding letters from Nasdaq dated April 15, 2020, June 1, 2020, and June 2, 2020.

      As previously disclosed, Nasdaq notified us on April 15, 2020, after the appointment of Matthew Pfeffer, one of our then independent directors, as our acting Chief Executive Officer effective March 27, 2020, that we no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605 (the “Listing Rules”). On June 1, 2020, Nasdaq notified us that following the resignation of William J. Link as a director effective May 31, 2020, our noncompliance with the Listing Rules was then due to more than one vacancy on our board and audit committee. As a result, Nasdaq advised the Company that we were no longer eligible for the cure period set forth in our Form 8-K filed June 4, 2020 and that a plan of compliance was required to be submitted to Nasdaq no later than July 16, 2020.

      Our board of directors has concluded that our non-executive Chair, Gregg Williams, meets the criteria of an independent director and has appointed Mr. Williams to be a member of the Audit Committee as of June 22, 2020, as a result of which the Company has only one vacancy on its board and committees.  In the July 15, 2020 letter, Nasdaq acknowledged our conclusion regarding Mr. Williams’ independent director status and appointment to the Audit Committee.  As a result, Nasdaq confirmed that we again are eligible for the cure period provided in Nasdaq’s Listing Rules. As such, Nasdaq reiterated that consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), our cure period to regain compliance is as follows:

•	until the earlier of the Company’s next annual shareholders’ meeting or March 27, 2021;

or

•	if the next annual shareholders’ meeting is held before September 23, 2020, then the Company must evidence compliance no later than September 23, 2020.

       Nasdaq requires us to submit documentation, including biographies of any new directors, evidencing compliance with the rules no later than as described above. If we do not regain compliance by the dates set forth above, Nasdaq will provide us written notification that our securities will be delisted, at which time we may appeal the delisting determination to a Nasdaq Hearing Panel.

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

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”) Although regularly scheduled visits are on hold due to the coronavirus outbreak, sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. Our 12 month results for the subjects indicate to us that:

•

We have a good safety profile. Four subjects experienced a total of eleven adverse events (AEs) through the latest independent medical safety monitor meeting in March 2020 related to the device or to the surgery. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE was resolved quickly and did not require a hospital stay.

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

In furtherance of our decision to withdraw Argus II from the market, we have terminated two post-market studies for Argus II in Germany and the U.S., terminated an extended non-significant risk study in the U.S. for Argus 2s, and suspended our technical support of Argus II worldwide. We have not yet formally withdrawn our submission to the FDA for market approval of the Argus 2s wearables system while we evaluate our strategic options.

In May 2020, we completed an underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate gross proceeds of $7.5 million, and net proceeds of approximately $6.7 million after deducting underwriting discounts, commissions and other offering expenses. Based on our current plans, we believe the financing provides sufficient working capital to sustain ongoing operations into the fourth quarter of 2020.

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

In June 2020, we commenced a process to dissolve our Swiss subsidiary which is expected to take approximately one year.

On July 7, 2020, we entered into a lease with Sylmar Biomedical Park, LLC, to lease a smaller portion of our present facility.  The new lease allows us to significantly reduce our rent while maintaining operations and our current address.  The term of the lease is from June 16, 2020 until December 31, 2020 and automatically renews monthly thereafter unless terminated by either party with 30 day notice.  The monthly rent is $16,000 inclusive of a proportionate share of the building’s maintenance cost.  The prior rent was $38,000, plus a proportionate share of the building’s maintenance cost, which averaged approximately $20,000 per month in 2019.  The facility will support the Company’s current staff and operations, including continuation of its Orion early feasibility study, with six subjects at UCLA and Baylor College of Medicine, and other Orion research.

As of August 10, 2020, we have eleven employees including three which we have rehired to refocus on the advancement of Orion and sustain our ongoing operations.

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2017 has been primarily provided by:

•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million
•	Issuances of common stock and warrants in a Rights Offering in February 2019 which provided $34.4 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2019 which provided $0.1 million of net cash proceeds
•	Issuances of common stock through our At Market Issuance Sales Agreement during the first quarter of 2018, which provided $4.0 million of net cash proceeds
•	Issuances of common stock via stock purchase agreements in May, August, October and December 2018, which provided net cash proceeds of $22.0 million
•	Revenue of $3.4 million and $6.9 million, for the years ended December 31, 2019 and 2018, respectively, generated by sales of our Argus II product.

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year award of $1.4 million was recently approved under this grant. As of June 30, 2020 we recorded $0.3 million of deferred grant costs which will be offset with the related grant funds when received. During the six months ended June 30, 2020, we received a total of $0.4 million of grant funds primarily from this grant.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Although regularly scheduled visits are on hold due to the coronavirus outbreak, sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. Our 12 month results for six of the subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks.  We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis. Accordingly, we consider ourselves to be in a single reporting segment, specifically the discovery, development and commercialization of visual prosthetics for profoundly blind individuals. We historically managed our Argus II and Orion programs on a consolidated basis within this single operating segment and do not assess the performance of our product lines or geographic regions on other measures of income or expense, such as program expense, operating income or net income. Our underlying technology consists of hardware components (implanted and wearable) and software. A vast majority of this underlying technology is shared between our Argus II and Orion branded systems. While we have ceased marketing the Argus II product indicated for individuals with retinitis pigmentosa, we are developing Orion as a next generation product with potential to treat a broader market of blind individuals, including the retinitis pigmentosa market.

Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform and suspend production of Argus, we recorded impairment charges of $2.6 million related to inventory of Argus II in the six months ended June 30, 2019. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $0.2 million in material and overhead costs associated with Argus II and $0.8 million in severance payments and other costs associated with the wind down, all of which were substantially paid by June 30, 2020. We continue to advance the development of our Orion technology and are exploring various strategic options, however we cannot assure that any of these endeavors will yield satisfactory results or that we will be able to maintain our operations.

There have been no other material changes to our critical accounting policies during the six months ended June 30, 2020.

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

•

Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies offset by grant revenue received in support of specific clinical research projects. We expect clinical and regulatory expenses to be lower in the short-run as we have closed our clinical study activities related to Argus II and Orion clinical site visits have been temporarily put on hold due to COVID-19. In the long-run, we expect clinical and regulatory expenses to increase if and when we conduct a pivotal clinical study of Orion.

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

Comparison of the Three Months Ended June 30, 2020 and 2019

We implanted no Argus II products during the second quarter of 2020 compared to 11 in the second quarter of 2019.  Four of the implants in the second quarter of 2019 were in Europe, the Middle East and Asia (collectively, “EMEA”) while the remainder were in the U.S.

Net Sales. There were no net sales in the second quarter of 2020 as compared to $1.3 million in the same period in 2019. Revenue was recognized for ten units in the second quarter of 2019. Revenue recognized per implant was approximately $128,000 in the second quarter of 2019. We do not expect future revenues from the sale of Argus II.

Cost of sales. There were no cost of sales in the first quarter of 2020 as compared to $0.9 million in the second quarter of 2019. Cost of sales in the second quarter of 2019 consisted primarily of the cost of products implanted and unabsorbed production costs.

Research and development expense. Research and development expense decreased by $3.1 million, or 91%, to $0.3 million in the second quarter of 2020 from $3.4 million in the second quarter of 2019. The costs decreased from the prior period due primarily to costs related to our reduction in force and significantly curtailed activity while we reevaluate our development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.1 million, or 20%, to $0.4 million in the second quarter of 2020 from $0.5 million in the second quarter of 2019. This decrease is attributable to decreased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase once we are able to resume our Orion development and resume our Early Feasibility Study but to continue at a reduced level until that point.

Selling and marketing expense. Selling and marketing expense decreased $1.7 million, or 100%, to zero in the second quarter of 2020 from $1.7 million in the second quarter of 2019. This decrease in costs was primarily driven by our elimination of commercial activities related to Argus II and the resulting decreased use of outside services, supplies, reduced headcount and related compensation expense.

General and administrative expense. General and administrative expense decreased $0.8 million, or 33%, to $1.5 million in the second quarter of 2020 from $2.3 million in the same period of 2019. This decrease is primarily attributable to lower compensation costs primarily due to reduced staffing. We expect general and administrative expenses to remain at these levels until such time as we are able to resume our development activities related to Orion.

Restructuring charges. We recorded a non-cash restructuring charge of $0.2 million in the second quarter of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production.  In addition, we recognized $0.7 million of pre-tax restructuring charges in the second quarter of fiscal year 2019 consisting of severance and other employee termination benefits. We recorded restructuring charges of $0.8 million in the second quarter of 2020 comprised of $0.2 million in material and overhead costs in connection with our decision to no longer market Argus II and a $0.6 million cash charge for severance compensation and other associated costs all of which was substantially settled by June 30, 2020.

Comparison of the Six Months Ended June 30, 2020 and 2019

We implanted no Argus II products during the first six months of 2020 compared to 21 in the first six months of 2019. Eight of the implants in the first six months of 2019 were in Europe, the Middle East and Asia (collectively, “EMEA”) while the remainder were in the U.S.

Net Sales. There were no net sales in the first six months of 2020 as compared to $2.4 million in the same period in 2019. Revenue was recognized for 19 units in the first six months of 2019. Revenue recognized per implant was approximately $127,000 in the first six months of 2019. We do not expect future revenues from the sale of Argus II.

Cost of sales. There were no cost of sales in the first quarter of 2020 as compared to $1.7 million in the first six months of 2019. Cost of sales in the first six months of 2019 consisted primarily of the cost of products implanted and unabsorbed production costs.

Research and development expense. Research and development expense decreased by $1.4 million, or 25%, to $4.2 million in the first six months of 2020 from $5.6 million in the first six months of 2019. The costs decreased from the prior period due primarily to costs related to our reduction in force and significantly curtailed activity while we reevaluate our development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.2 million, or 13%, to $1.3 million in the first six months of 2020 from $1.5 million in the first six months of 2019. This decrease is attributable to decreased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase once we are able to resume our Orion development and our Early Feasibility Study but to continue at a reduced level until that point.

Selling and marketing expense. Selling and marketing expense decreased $3.1 million, or 82%, to $0.7 million in the first six months of 2020 from $3.8 million in the first six months of 2019. This decrease in costs was primarily driven by our elimination of commercial activities related to Argus II and the resulting decreased use of outside services, supplies, reduced headcount and related compensation expense. We expect selling and marketing expense to decrease as we no longer market Argus II and are focused on Orion development.

General and administrative expense. General and administrative expense decreased $1.2 million, or 25%, to $3.5 million in the first six months of 2020 from $4.7 million in the same period of 2019. This decrease is primarily attributable to lower compensation costs primarily due to reduced staffing. We expect general and administrative expenses to remain at these levels until such time as were are able to resume our development activities relating to Orion.

Restructuring charges. We recorded a non-cash restructuring charge of $2.6 million in the first six months of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production.  In addition, we recognized $0.7 million of pre-tax restructuring charges in the first six months of 2019 consisting of severance and other employee termination benefits. We recorded non-cash restructuring charges of $1.2 million in the first six months of 2020 comprised of $0.5 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion and $0.2 million in material and overhead costs associated with Argus II and $0.8 million cash charge for severance compensation and other associated costs all of which was substantially settled by June 30, 2020.

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

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million. We believe the financing provides sufficient working capital to sustain ongoing operations into the fourth quarter of 2020.

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

Cash and cash equivalents decreased by $7.8 million from $11.3 million as of December 31, 2019 to $3.5 million as of June 30, 2020. Working capital was $1.9 million as of June 30, 2020, as compared to $6.2 million as of December 31, 2019, a decrease of $4.3 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first six months of 2020, we used $13.9 million of cash in operating activities, consisting primarily of a net loss of $12.0 million, offset by non-cash charges which provided cash of $1.6 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets, impairment charge and offset by a net change in operating assets and liabilities of $3.5 million. During the first six months of 2019, we used $13.8 million of cash in operating activities, consisting primarily of a net loss of $18.1 million, offset by non-cash charges of $4.1 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets offset by a net change in operating assets and liabilities of $0.2 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first six months of 2020 was $331,000 and was $164,000 in the first six months of 2019 both for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $6.4 million of cash in the first six months of 2020 consisting of $6.7 of net proceeds from the sale of common stock offset by the use of $281,000 for the repurchase of partial shares in connection with our reverse stock split and our rescission purchase of our ESPP shares. Financing activities provided $34.6 million of cash in the first six months of 2019 consisting of the $34.4 million in net proceeds from the sale of common stock and warrants and $238,000 in proceeds from our employee stock purchase plan.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2020, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

By letters received June 23, 2020 and July 21, 2020 counsel for a participant in the Orion Early Feasibility Study has alleged claims against the Company for breach of contract, breach of the implied covenant of good faith and fair dealing, negligent misrepresentation, promissory estoppel and negligent infliction of emotional distress. Counsel in addition has alleged that Second Sight has violated the protocol established by the FDA for good clinical practice within this industry. As full compensation for damages arising from these claims the Company was presented with a demand for payment of $3,000,000. The Company believes that the claims asserted are without merit. Although the Company does not believe a lawsuit will be filed imminently, the claim is in the early stage and no assurance can be given that this matter will not result in litigation. To the extent a lawsuit is filed, the Company intends to vigorously defend it.

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

In May 2020 we sold 7.5 million shares of common stock at $1.00 per share to raise net proceeds of $6.7 million in a registered public offering of securities. We plan to raise additional capital to fund our operations. No assurance can be given that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to us. Accordingly, management cannot conclude that such plans will be effectively implemented within the twelve months from the date that our unaudited condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the six months ended June 30, 2020 were issued.

These factors, combined with our forecast of cash required to fund operations for a period of at least twelve months from the date that unaudited condensed consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the six months ended June 30, 2020 were issued, raise substantial doubt about our ability to continue as a going concern.

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

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19 and we are in the process of planning to resume patient visits with the sites. Although regularly scheduled visits are on hold due to the coronavirus outbreak, sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately 10 of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

•	inability to meet warranty obligations for our Argus II products;
•	reputational damages of the Company and its products;
•	inability to raise additional funds to finance and continue our operations;
•	inability to maintain adequate office laboratory facilities;

•	inability to retain and hire experienced personnel;
•	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;
•	material delays or inability to complete development and commercialization of Orion;
•	inability to satisfy Nasdaq’s continued listing requirements and possible delisting; and
•	other uncertain events that may have negative impact on our operations.

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

 We are currently not in compliance with Nasdaq listing standards. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

Our common stock and warrants are currently listed on Nasdaq. Continued listing of a security on Nasdaq is conditioned upon compliance with various continued listing standards. On July 23, 2020 Nasdaq notified us that we no longer meet Listing Rule 5550(b)(2) requiring us to maintain a minimum market value of listed securities (“MVLS”) of $35 million.  The notice was based on a review of our MVLS for the past 30 business days.  Nasdaq also noted us that we do not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3) which require stockholders’ equity of at least $2.5 million, or net income from continuing operations of $500,000 in the most recently completed or in two of the three most recently completed fiscal years, respectively. However, Nasdaq’s listing rules provide us a compliance period of 180 calendar days, or until January 19, 2021, in which to regain compliance.

If at any time during this compliance period our MVLS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.  In the event we do not regain compliance with the Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel.

On July 21, 2020 Nasdaq notified us, based on the information that our board of directors had appointed an independent director to our compensation committee, that it has determined that we comply with Rule 5605(d)(2) and this matter is now closed. On July 15, 2020, Nasdaq notified us that we again qualified for a cure period to meet listing rules brought into question due to changes in our board of directors.  We previously reported regarding letters from Nasdaq dated April 15, 2020, June 1, 2020, and June 2, 2020.

As previously disclosed, Nasdaq notified us on April 15, 2020, that due to the appointment of one of our independent directors as the acting Chief Executive Officer effective March 27, 2020, we no longer complied with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605. On June 1, 2020, Nasdaq notified us that following the resignation of William J. Link as a director effective May 31, 2020, our noncompliance with the Listing Rules was then due to more than one vacancy on our board and audit committee. As a result, Nasdaq advised us that we were no longer eligible for the cure period set forth in our Form 8-K filed June 4, 2020 and that a plan of compliance was required to be submitted no later than July 16, 2020.

Our board of directors concluded that our non-executive Chair, Gregg Williams, meets the criteria of an independent director and has appointed Mr. Williams to be a member of the Audit Committee as of June 22, 2020, as a result of which we have only one vacancy on our board and committees.  In the July 15, 2020 letter, Nasdaq acknowledged our conclusion regarding Mr. Williams’ independent director status and appointment to the Audit Committee.  As a result, we are again eligible for the cure period provided in Nasdaq’s Listing Rules. As such, Nasdaq reiterated that consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), the Company’s cure period to regain compliance is as follows:

•	until the earlier of the Company’s next annual shareholders’ meeting or March 27, 2021;

or

•	if the next annual shareholders’ meeting is held before September 23, 2020, then the Company must evidence compliance no later than September 23, 2020.

As of August 10, 2020 the closing price of our common stock was $0.915. If the closing bid price for our common stock should remain below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock. If our common stock were to be delisted from Nasdaq, trading of our common stock most likely would be conducted in the over–the–counter market on an electronic bulletin board established for unlisted securities such as the OTCQX Market, OTCQB Market. Such trading would likely reduce the market liquidity of our common stock. As a result, an investor could find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. Many brokerage firms are reluctant to recommend low–priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low–priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low–priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker–dealers by these requirements could discourage broker–dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock. As a result, the ability of our stockholders to resell their shares of common stock, and the price at which they could sell their shares, could be adversely affected. The delisting of our common stock from Nasdaq would also make it more difficult for us to raise additional capital.

 If shares of our common stock cease to be listed on a national exchange our securities will not be eligible for federal preemption rights and could be subject to state “blue sky” laws which may affect our capabilities of raising capital.

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

Name	Title	Date

/s/ Matthew Pfeffer	Acting Chief Executive Officer and Director	August 13, 2020
Matthew Pfeffer	(Principal Executive Officer)

/s/ John T. Blake	Chief Financial Officer	August 13, 2020
John T. Blake	(Principal Financial and Accounting Officer)