Form 10-Q
period 2020-09-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2020-11-12
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

 Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☐   No  ☐

As of November 10, 2020, the registrant had 23,118,233 shares of common stock, no par value per share and 7,682,244 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) for each of the three-month periods ended during the nine months ended September 30, 2020 and 2019 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

SIGNATURES		34

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,437	$11,327
Accounts receivable, net	—	455
Inventories, net	—	1,029
Prepaid expenses and other current assets	872	299
Total current assets	3,309	13,110
Property and equipment, net	193	1,122
Right-of-use assets	—	2,342
Deposits and other assets	20	25
Total assets	$3,522	$16,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$285	$1,093
Accrued expenses	1,260	1,889
Accrued compensation expense	393	2,698
Accrued clinical trial expenses	707	707
Current operating lease liabilities	—	237
Contract liabilities	335	335
Total current liabilities	2,980	6,959
Long term operating lease liabilities	—	2,365
Total liabilities	2,980	9,324
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 23,118 and 15,643 as of September 30, 2020 and December 31, 2019, respectively	270,126	264,008
Additional paid-in capital	49,287	48,613
Accumulated other comprehensive loss	(498)	(562)
Accumulated deficit	(318,373)	(304,784)
Total stockholders’ equity	542	7,275
Total liabilities and stockholders’ equity	$3,522	$16,599

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$—	$472	$—	$2,882
Cost of sales	—	364	—	2,028
Gross profit	—	108	—	854

Operating expenses:
Research and development, net of grants	279	3,379	4,489	8,998
Clinical and regulatory, net of grants	261	862	1,604	2,404
Selling and marketing	—	1,308	701	5,100
General and administrative	1,062	2,178	4,599	6,883
Restructuring charges	—	—	2,229	3,297
Total operating expenses	1,602	7,727	13,622	26,682

Loss from operations	(1,602)	(7,619)	(13,622)	(25,828)
Miscellaneous income (expense), net	(1)	35	33	104

Net loss	$(1,603)	$(7,584)	$(13,589)	$(25,724)

Net loss per common share – basic and diluted	$(0.07)	$(0.49)	$(0.69)	$(1.79)

Weighted average common shares outstanding – basic and diluted	23,118	15,574	19,714	14,408

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,603)	$(7,584)	$(13,589)	$(25,724)

Other comprehensive income (loss):
Foreign currency translation adjustments	35	(11)	64	(10)
Comprehensive loss	$(1,568)	$(7,595)	$(13,525)	$(25,734)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency) (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2018	9,542	$229,019	$44,111	$(575)	$(269,471)	$3,084
Adoption of ASC Topic 842-Leases	—	—	—	—	(144)	(144)
Issuance of shares of common stock and warrants in connection with rights offering, net of issuance costs	5,976	34,399	—	—	—	34,399
Release of restricted stock units	6	—	—	—	—	—
Warrants modification (see note 7)	—	—	1,577	—	(1,577	—
Stock-based compensation expense	—	—	898	—	—	898
Net loss	—	—	—	—	(9,700)	(9,700)
Foreign currency translation adjustment	—	—	—	(8)	—	(8)
Balance, March 31, 2019	15,524	263,418	46,586	(583)	(280,892)	28,529

Issuance of common stock in connection with employee stock purchase plan	47	238	—	—	—	238
Release of restricted stock units	2	—	—	—	—	—
Stock-based compensation expense	—	—	859	—	—	859
Net loss	—	—	—	—	(8,440)	(8,440)
Foreign currency translation adjustment	—	—	—	9	—	9
Balance, June 30, 2019	15,573	263,656	47,445	(574	(289,332)	21,195

Release of restricted stock units	2	—	—	—	—	—
Stock-based compensation expense	—	—	686	—	—	686
Net loss	—	—	—	—	(7,584)	(7,584)
Foreign currency translation adjustment	—	—	—	(11)	—	(11)
Balance, September 30, 2019	15,575	$263,656	$48,131	$(585)	$(296,916)	$14,286

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficiency)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,275
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of shares of common stock	1	6	—	—	—	6
Release of restricted stock units	15	—	—	—	—	—
Stock-based compensation expense	—	—	279	—	—	279
Net loss	—	—	—	—	(8,886)	(8,886)
Foreign currency translation adjustment	—	—	—	19	—	19
Balance, March 31, 2020	15,657	264,003	48,892	(543)	(313,670)	(1,318)

Issuance of shares of common stock and warrants in connection with share offering, net of issuance costs	7,500	6,393	280	—	—	6,673
Repurchase of ESPP shares as part of a rescission Offer	(39)	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	88	—	—	88
Net loss	—	—	—	—	(3,100)	(3,100)
Foreign currency translation adjustment	—	—	—	10	—	10
Balance, June 30, 2020	23,118	270,126	49,260	(533)	(316,770)	2,083

Stock-based compensation expense	—	—	27	—	—	27
Net loss	—	—	—	—	(1,603)	(1,603)
Foreign currency translation adjustment	—	—	—	35	—	35
Balance, September 30, 2020	23,118	$270,126	$49,287	$(498)	$(318,373)	$542

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,589)	$(25,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148	293
Stock-based compensation	394	2,443
Non-cash lease expense	3	13
Inventory reserve	—	(793)
Restructuring charges-inventory and fixed asset impairment	1,116	2,587
Changes in operating assets and liabilities:
Accounts receivable	461	240
Inventories	218	186
Prepaid expenses and other assets	(568)	1,010
Accounts payable	(1,256)	(178)
Accrued expenses	64	(282)
Accrued compensation expenses	(2,360)	(227)
Accrued clinical trial expenses	—	(199)
Contract liabilities	—	388
Net cash used in operating activities	(15,369)	(20,243)
Cash flows from investing activities:
Sale of assets held for sale	398	—
Purchases of property and equipment	(331)	(394)
Net cash provided by (used in) investing activities	67	(394)
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	6,679	34,399
Proceeds from employee stock purchase plan	—	238
Repurchase of ESPP shares and fractional shares in connection with reverse stock split	(281)	—
Net cash provided by financing activities	6,398	34,637
Effect of exchange rate changes on cash and cash equivalents	14	(9)
Cash and cash equivalents:
Net increase (decrease)	(8,890)	13,991
Balance at beginning of period	11,327	4,471
Balance at end of period	$2,437	$18,462

Non-cash financing activities:

     Fair value of warrants issued in connection with issuance of common stock                                            $280                             $—

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of September 30, 2020. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented. In June 2020, we commenced a process to dissolve our Swiss subsidiary which is expected to take approximately one year.

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

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant was recently approved under this grant. As of September 30, 2020 we recorded $0.6 million of deferred grant costs which will be offset with the related grant funds when received. During the nine months ended September 30, 2020, we received a total of $0.4 million of grant funds primarily from this grant.

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

As more fully described in Note 9, we have been notified by the Nasdaq stock market regarding our non-compliance with the continued listing requirement on the Nasdaq capital market pursuant to its listing rules, and therefore we could be subject to delisting if we do not regain compliance within the compliance period (or the compliance period as may be extended).

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

Reverse Stock Split

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

Significant Accounting Policies

Segment Reporting. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis. Accordingly, we consider ourselves to be in a single reporting segment, specifically the discovery, development and commercialization of visual prosthetics for profoundly blind individuals. We historically managed our Argus II and Orion programs on a consolidated basis within this single operating segment and do not assess the performance of our product lines or geographic regions on other measures of income or expense, such as program expense, operating income or net income. Our underlying technology consists of hardware components (implanted and wearable) and software. A vast majority of this underlying technology is shared between our Argus II and Orion branded systems. While we have ceased production and marketing the Argus II product indicated for individuals with retinitis pigmentosa, we are developing Orion as a next generation product with potential to treat a broader market of blind individuals, including the retinitis pigmentosa market.

Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform and suspend production of Argus, we recorded impairment charges of $2.6 million related to inventory of Argus II in the nine months ended September 30, 2019. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $1.0 million in severance payments and other costs associated with the wind down, all of which were substantially paid by September 30, 2020. We continue to advance the development of our Orion technology and are exploring various strategic options, however we cannot assure that any of these endeavors will yield satisfactory results or that we will be able to maintain our operations.

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

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct customers	$—	$412	$—	$2,364
Indirect customers (distributors)	—	60	—	518
Total	$—	$472	$—	$2,882

During the three and nine months ended September 30, 2020 and 2019, the following customers each comprised greater than 10% of our total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer 1	—%	44%	—%	23%
Customer 2	—%	29%	—%	12%
Customer 3	—%	28%	—%	6%
Customer 4	—%	—%	—%	12%
Customer 5	—%	—%	—%	11%

As of September 30, 2020 and December 31, 2019, the following customers each comprised greater than 10% of our total accounts receivable:

	September 30, 2020	December 31, 2019
Customer 1	—%	97%

Geographic Concentration

During the three and nine months ended September 30, 2020 and 2019, regional revenue based on customer locations which each comprised greater than 10% of our total revenues, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Italy	—%	44%	—%	23%
China	—%	29%	—%	12%
United States	—%	27%	—%	60%

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 include assets amounting to $0.1 million and $1.3 million, respectively, relating to operations of our subsidiary based in Switzerland. It is possible that unanticipated events in foreign countries could disrupt our operations.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2020 (unaudited):
Money market funds	$2,331	$2,331	$—	$—
December 31, 2019:
Money market funds	$11,307	$11,307	$—	$—

5. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$738	$803
Work in process	1,477	1,716
Finished goods	816	2,069
	3,031	4,588
Allowance for excess and obsolete inventory and impairment charge	(3,031)	(3,559)
Inventories, net	$—	$1,029

We recorded $2.6 million as an impairment charge during the nine months ended September 30, 2019, related to our plans to suspend Argus II production. We recorded further impairment charges to our inventory of $0.5 million in the first nine months of 2020. Additionally, finished goods inventory amounting to approximately $0.2 million that we expect to use for our future warranty claims has been offset with the warranty accrual which is included in accrued expenses.

Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$584	$2,724
Computer hardware and software	69	1,672
Leasehold improvements	—	304
Furniture, fixtures and equipment	—	78
	653	4,778
Accumulated depreciation and amortization	(460)	(3,656)
Property and equipment, net	$193	$1,122

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million related to our fixed assets used primarily for Argus activities. We sold a substantial number of our fixed assets for net proceeds of $0.4 million in July 2020.

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2019	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of September 30, 2020	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended September 30, 2020 is presented below:

Beginning balance as of December 31, 2019	$1,575
Additions	—
Settlements	(618)
Adjustments and other	—
Total	957
Less: Finished goods inventory expected to be used for future warranty claims	(236)
Ending balance as of September 30, 2020	$721

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following (in thousands):

Beginning balance as of December 31, 2019	$117
Additions	—
Write-offs	(117)
Ending balance as of September 30, 2020	$—

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

On May 18, 2020 we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”), pursuant to which the parties agreed to accelerate the expiration dates of our existing leases (the “Leases”), to a date not later than June 18, 2020 (“Accelerated Termination Date”). We agreed to pay the Landlord (i) $210,730 to bring the Leases current (the “Owed Rent”) and to remit (ii) a one-time early termination fee in the amount of $150,000 (the “Early Termination Amount”). Prior to the early termination agreed in this letter we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the term remaining under the Leases through the respective expiration dates in February 2022 and April 2023.  The Landlord acknowledged that as of the date of the Letter Agreement the Owed Rent and the Early Termination Amount constituted all amounts owing to the Landlord under the Leases. As a result of the letter agreement, we wrote down the right-of-use assets and extinguished related lease liabilities in the amounts of $2.3 million and $2.4 million, respectively. We paid an early termination fee of $150,000 which was expensed in our restructuring charges for the nine months ended September 30, 2020. Due to the termination of this lease there are no right-of-use assets or current or long term lease liabilities at September 30, 2020.

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

Assets	Classification	December 31, 2019
Non-current assets	Right-of-use assets	$2,342
Liabilities
Current	Current operating lease liabilities	$237
Long term	Long term operating lease liabilities	$2,365

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease expense:	2020	2019	2020	2019
Operating lease expense	$—	$123	$229	$370
Short-term expense	48	—	48	—
Total lease expense	$48	$123	$277	$246

Cash paid for lease amounts included in the measurement of lease liabilities amounted to $275,000 and $357,000, respectively, during the nine months ended September 30, 2020 and 2019.

6. Equity Securities

Increase in Authorized Shares of Common Stock

On June 4, 2019, our shareholders approved an amendment to our restated articles of incorporation increasing our authorized no par value shares of common stock from 200 million to 300 million shares.

Potentially Dilutive Common Stock Equivalents

As of September 30, 2020 and 2019, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	September 30,
	2020	2019
Common stock warrants issued to underwriters	375	100
Common stock warrants issued in connection with March 2017 rights offering	1,706	1,706
Common stock warrants issued in connection with February 2019 rights offering	5,976	5,976
Common stock options	265	1,085
Restricted stock units	—	62
Employee stock purchase plan	—	56
	8,322	8,985

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

On March 6, 2017, we completed a registered rights offering to existing stockholders in which we sold approximately 1,706,000 units at $11.76 per unit, which was the adjusted closing price of our common stock on that date. Each unit consisted of a share of our common stock and a warrant to purchase an additional share of our stock for $11.76. The warrants have a five-year life and have been approved for trading on Nasdaq under the symbol EYESW. As of September 30, 2020, 632 of the warrants associated with the rights offering had been exercised.

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

A summary of warrants activity for the nine months ended September 30, 2020 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2019	7,682	$11.76	4.21
Issued	375	1.25	4.60
Exercised	—
Forfeited or expired	—
Warrants outstanding as of September 30, 2020	8,057	$11.27	3.51
Warrants exercisable as of September 30, 2020	8,057	$11.27	3.51

The warrants outstanding as of September 30, 2020 had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the nine months ended September 30, 2020 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share		Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2019	984		$21.78	7.70
Granted	228		$5.49
Exercised	—	$
Forfeited or expired	(957)		$19.75
Options outstanding as of September 30, 2020	255		$14.85	6.46
Options exercisable as of September 30, 2020	177		$18.99	5.32

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2020 was zero. As of September 30, 2020, there was $0.3 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 3.06 years.

During the nine months ended September 30, 2020, we granted stock options to purchase 227,701 shares of common stock to certain employees. The options are exercisable for a period of ten years from the date of grant at $0.90 to $5.98  per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years . The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $0.8 million ($0.69 to $4.05 per share) using the following assumptions: expected term of 6.02 years, volatility of 78.0% to 96%, risk-free interest rate of 0.31% to 1.50% and expected dividend rate of 0.0%.

During the three and nine months ended September 30, 2020, approximately 71,000 and 957,000 options were cancelled or expired resulting in a reduction of stock option expense of approximately $57,000 and $312,000, respectively.

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2020 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2019	61	$5.92
Awarded	—	—
Vested and released	(15)	5.92
Forfeited/canceled	(46)	5.92
Outstanding as of September 30, 2020	—	$—

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At September 30, 2020 the available number of shares that may be issued under the plan is 77,031.

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

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$—	$43	$—	$133
Research and development	11	119	120	440
Clinical and regulatory	12	19	39	84
Selling and marketing	—	118	41	379
General and administrative	4	387	194	1,407
Total	$27	$686	$394	$2,443

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

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19. One site has since resumed visits and we are in the process of planning to resume patient visits with the other site. Both sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for Orion. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain twelve of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

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

By notice dated  October 1, 2020 (“Notice”) Nasdaq advised us that for 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rules.

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on  Nasdaq absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing, as well as all other standards for initial listing of our common stock on Nasdaq (other than the bid price requirement), we may be eligible for additional time if we also provide written notice to Nasdaq of our intention to cure the deficiency during a second compliance period at which point Nasdaq may grant us an additional 180 days to regain compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) our common stock will be subject to delisting.

       On July 23, 2020, Nasdaq notified us that we no longer met Listing Rule 5550(b)(2) (the “Rule”) requiring the Company to maintain a minimum market value of listed securities (“MVLS”) of $35 million.  Nasdaq’s notice was based on a review of our MVLS for the prior 30 business days.  Nasdaq’s notice also noted that we do not meet the requirements under Listing Rules 5550(b)(1) and 5550(b)(3) which require stockholders’ equity of at least $2.5 million, or net income from continuing operations of $500,000 in the most recently completed, or in two of the three most recently completed fiscal years. However, Nasdaq’s listing rules provide us a compliance period of 180 calendar days, or until January 19, 2021, in which to regain compliance.

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

       Separately from the foregoing, Nasdaq had notified us on July 15, 2020 that we again qualified for a cure period to meet listing rules brought into question due to changes in the board of directors.  We previously reported in Forms 8-K filed with the SEC regarding letters from Nasdaq dated April 15, 2020, June 1, 2020, and June 2, 2020.

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

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”) Although regularly scheduled visits are on hold due to the coronavirus outbreak, sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. Our 12 month results for the subjects indicate to us that:

•

We have a good safety profile. Four subjects experienced a total of eleven adverse events (AEs) related to the device or to the surgery, through the latest independent medical safety monitor meeting in March 2020. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE was resolved quickly and did not require a hospital stay.

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

In May 2020, we completed an underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate gross proceeds of $7.5 million, and net proceeds of approximately $6.7 million after deducting underwriting discounts, commissions and other offering expenses. Based on our current plans, we believe the financing provides sufficient working capital to sustain ongoing operations into the first quarter of 2021.

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

As of November 10, 2020, we have twelve employees including five whom we have rehired to refocus on the advancement of Orion and sustain our ongoing operations.

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

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year award of $1.4 million was recently approved under this grant. As of September 30, 2020 we recorded $0.6 million of deferred grant costs which will be offset with the related grant funds when received. During the nine months ended September 30, 2020, we received a total of $0.4 million of grant funds primarily from this grant.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Regularly scheduled visits at both sites were placed on hold in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020. Regularly scheduled visits at Baylor are still on hold but the site is preparing to resume the study soon. Our 12 month results for the six subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks.  We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

Based upon our decision on May 10, 2019 to accelerate our transition to the Orion platform and suspend production of Argus, we recorded impairment charges of $2.6 million related to inventory of Argus II in the nine months ended September 30, 2019. As part of this transition we commenced a corporate restructuring plan to focus on development of Orion and other key research projects. On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $0.2 million in material and overhead costs associated with Argus II and $0.8 million in severance payments and other costs associated with the wind down, all of which were substantially paid by September 30, 2020. We continue to advance the development of our Orion technology and are exploring various strategic options, however we cannot assure that any of these endeavors will yield satisfactory results or that we will be able to maintain our operations.

There have been no other material changes to our critical accounting policies during the nine months ended September 30, 2020.

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

•

Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing, market access and business development functions, as well as costs associated with promotional and other marketing activities including the cost of units consumed as demos or samples. We expect sales and marketing expenses to be materially lower in 2020 than in 2019 as we no longer employ sales and marketing personnel and no longer market the Argus II product.

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

Comparison of the Three Months Ended September 30, 2020 and 2019

We implanted no Argus II products during the third quarter of 2020 compared to four in the third quarter of 2019.  All of the implants in the third quarter of 2019 were in Europe, the Middle East and Asia (collectively, “EMEA”).

Net Sales. There were no net sales in the third quarter of 2020 as compared to $0.5 million in the same period in 2019. Revenue was recognized for four units in the third quarter of 2019. Revenue recognized per implant was approximately $118,000 in the third quarter of 2019. We do not expect future revenues from the sale of Argus II.

Cost of sales. There were no cost of sales in the third quarter of 2020 as compared to $0.4 million in the third quarter of 2019. Cost of sales in the third quarter of 2019 consisted primarily of the cost of products implanted and unabsorbed production costs.

Research and development expense. Research and development expense decreased by $3.1 million, or 92%, to $0.3 million in the third quarter of 2020 from $3.4 million in the third quarter of 2019. The costs decreased from the prior period due primarily to costs related to our reduction in force and significantly curtailed activity while we reevaluate our development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.6 million, or 70%, to $0.3 million in the third quarter of 2020 from $0.9 million in the third quarter of 2019. This decrease is attributable to decreased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase once we are able to resume our Orion development and resume our Early Feasibility Study but will currently continue at a reduced level until that point.

Selling and marketing expense. Selling and marketing expense decreased $1.3 million, or 100%, to zero in the third quarter of 2020 from $1.3 million in the third quarter of 2019. This decrease in costs was primarily driven by our elimination of commercial activities related to Argus II and the resulting decreased use of outside services, supplies, reduced headcount and related compensation expense.

General and administrative expense. General and administrative expense decreased $1.1 million, or 51%, to $1.1 million in the third quarter of 2020 from $2.2 million in the same period of 2019. This decrease is primarily attributable to lower compensation costs primarily due to reduced staffing. We expect general and administrative expenses to remain at these levels until such time as we are able to resume our development activities related to Orion.

Comparison of the Nine Months Ended September 30, 2020 and 2019

We implanted no Argus II products during the first nine months of 2020 compared to 25 in the first nine months of 2019. Twelve of the implants in the first nine months of 2019 were in Europe, the Middle East and Asia (collectively, “EMEA”) while the remainder were in the U.S.

Net Sales. There were no net sales in the first nine months of 2020 as compared to $2.9 million in the same period in 2019. Revenue was recognized for 23 units in the first nine months of 2019. Revenue recognized per implant was approximately $125,000 in the first nine months of 2019. We do not expect future revenues from the sale of Argus II.

Cost of sales. There were no cost of sales in the first nine months of 2020 as compared to $2.0 million in the first nine months of 2019. Cost of sales in the first nine months of 2019 consisted primarily of the cost of products implanted and unabsorbed production costs.

Research and development expense. Research and development expense decreased by $4.5 million, or 50%, to $4.5 million in the first nine months of 2020 from $9.0 million in the first nine months of 2019. The costs decreased from the prior period due primarily to costs related to our reduction in force and significantly curtailed activity while we reevaluate our development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.8 million, or 33%, to $1.6 million in the first nine months of 2020 from $2.4 million in the first nine months of 2019. This decrease is attributable to decreased costs associated with the Orion feasibility study. We expect clinical and regulatory costs to increase once we are able to resume our Orion development and our Early Feasibility Study but will currently continue at a reduced level until that point.

Selling and marketing expense. Selling and marketing expense decreased $4.4 million, or 86%, to $0.7 million in the first nine months of 2020 from $5.1 million in the first nine months of 2019. This decrease in costs was primarily driven by our elimination of commercial activities related to Argus II and the resulting decreased use of outside services, supplies, reduced headcount and related compensation expense. We expect selling and marketing expense to decrease as we no longer market Argus II and are focused on Orion development.

General and administrative expense. General and administrative expense decreased $2.3 million, or 33%, to $4.6 million in the first nine months of 2020 from $6.9 million in the same period of 2019. This decrease is primarily attributable to lower compensation costs primarily due to reduced staffing. We expect general and administrative expenses to remain at these levels until such time as were are able to resume our development activities relating to Orion.

Restructuring charges. We recorded a non-cash restructuring charge of $2.6 million in the first nine months of 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production.  In addition, we recognized $0.7 million of pre-tax restructuring charges in the first nine months of 2019 consisting of severance and other employee termination benefits. We recorded non-cash restructuring charges of $1.2 million in the first nine months of 2020 comprised of $0.5 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion and $0.2 million in material and overhead costs associated with Argus II and $0.8 million cash charge for severance compensation and other associated costs all of which was substantially settled by September 30, 2020.

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

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million. We believe the financing provides sufficient working capital to sustain ongoing operations into the first quarter of 2021.

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

Cash and cash equivalents decreased by $8.9 million from $11.3 million as of December 31, 2019 to $2.4 million as of September 30, 2020. Working capital was $0.3 million as of September 30, 2020, as compared to $6.2 million as of December 31, 2019, a decrease of $5.9 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first nine months of 2020, we used $15.4 million of cash in operating activities, consisting primarily of a net loss of $13.6 million, and a net change in operating assets and liabilities of $3.5 million, offset by non-cash charges which provided cash of $1.7 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets and impairment charges. During the first nine months of 2019, we used $20.2 million of cash in operating activities, consisting primarily of a net loss of $25.7 million, offset by non-cash charges of $4.5 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets and a net change in operating assets and liabilities of $1.0 million.

Cash Flows from Investing Activities

Cash provided by investing activities in the first nine months of 2020 was $67,000 consisting of proceeds of $398,000 received in the sale of property and equipment offset by equipment purchases of $331,000. In the first nine months of 2019 we used $394,000 to purchase property and equipment.

Cash Flows from Financing Activities

Financing activities provided $6.4 million of cash in the first nine months of 2020 consisting of $6.7 of net proceeds from the sale of common stock offset by the use of $281,000 for the repurchase of partial shares in connection with our reverse stock split and our rescission purchase of our ESPP shares. Financing activities provided $34.6 million of cash in the first nine months of 2019 consisting of the $34.4 million in net proceeds from the sale of common stock and warrants and $238,000 in proceeds from our employee stock purchase plan.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2020, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2020, based on the evaluation of these disclosure controls and procedures, our CEO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including our financial statements and related notes, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed under the “Risk Factors” section included in our 2019 Annual Report on Form 10-K, which was filed with the SEC on March 19, 2020 and as amended on Form 10-K/A and filed with the SEC on April 28, 2020, as well as those risk factors contained in our prospectus supplement dated April 30, 2020 as filed with the SEC on May 1, 2020. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K, as amended, our Quarterly Report on Form 10-Q for the six months ended June 30, 2020 filed with the SEC on August 13, 2020 and our prospectus supplement.

Since we have incurred material operating losses yearly since inception and have no current revenue producing operations, it is difficult to evaluate the future of our business.

To date, since eliminating commercial activities concerning our Argus II production and marketing efforts in 2019 our operations on a consolidated basis have consisted of the continued development and clinical studies of our Orion-focused technologies and implementation of the early parts of our business plan relating to the Orion. We have incurred significant operating losses in each year since our inception and we will continue to incur additional losses for the next several years. In addition, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. Our limited operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

The COVID-19 pandemic has had an adverse effect on our business and results of operations and is expected to continue to have further adverse effects, which could be material, on our business, results of operations, financial condition, liquidity, and capital investments.

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

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19. Visits have resumed at one site and we are in the process of planning to resume patient visits with the other site. Both sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately twelve of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

•	inability to meet warranty obligations for our Argus II products;
•	reputational damages of the Company and its products;
•	inability to raise additional funds to finance and continue our operations;
•	inability to maintain adequate office laboratory facilities;
•	inability to retain and hire experienced personnel;
•	diminished ability, or inability, to enroll patients or complete clinical trials and other activities required to achieve regulatory clearance of our products under development
•	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;
•	material delays or inability to complete development and commercialization of Orion;
•	inability to satisfy Nasdaq’s continued listing requirements and possible delisting; and
•	other uncertain events that may have negative impact on our operations.

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

By notice dated  October 1, 2020 (“Notice”) Nasdaq advised us that for 30 consecutive business days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”) as required by Nasdaq Listing Rules.

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice (the “Compliance Period”), the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on  Nasdaq absent noncompliance with any other requirement for continued listing.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), if on the last day of the Compliance Period we are in compliance with the market value of publicly held shares requirement for continued listing, as well as all other standards for initial listing of our common stock on Nasdaq (other than the bid price requirement), we may be eligible for additional time if we also provide written notice to Nasdaq of our intention to cure the deficiency during a second compliance period at which point Nasdaq may grant us an additional 180 days to regain compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Minimum Bid Price Requirement by the end of the Compliance Period (or the Compliance Period as may be extended) our common stock will be subject to delisting.

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

Name	Title	Date

/s/ Matthew Pfeffer	Acting Chief Executive Officer and Director	November 12, 2020
Matthew Pfeffer	(Principal Executive Officer)

/s/ Edward J. Sedo	Acting Chief Accounting Officer	November 12, 2020
Edward J. Sedo	(Principal Financial and Accounting Officer)