Form 10-K
period 2020-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2021-03-16
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36747

Second Sight Medical Products, Inc.
(Exact name of Registrant as specified in its charter)

California	02-0692322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13170 Telfair Avenue,   Sylmar, CA 91342 (Address of principal executive offices, including zip code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the Registrant’s Common Stock held by non-affiliates of the Registrant as of June 30, 2020, computed by reference to the closing sales price on the Nasdaq Capital Market on June 30, 2020, was approximately $12.9 million.

As of March 13, 2021, the number of shares of the Registrant’s common stock outstanding was 23,250,307.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

SECOND SIGHT MEDICAL PRODUCTS INC.

FORM 10-K

SECOND SIGHT MEDICAL PRODUCTS INC.

FORM 10-K

cautionary note regarding forward-looking statements

AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•	our anticipated operating and financial performance, business plans, and prospects;
•

expectations for our products, including anticipated regulatory submissions, study completion, approvals, clinical trial results and other developing data that become available, potential market size, and potential reimbursement pathways;

•

the impact of the ongoing coronavirus 2019, or COVID-19, pandemic on our business and operations, results of operations and financial performance including: delays, interruptions or other adverse effects to clinical trials and patient enrollment; delays in regulatory review; manufacturing and supply chain interruptions; and the adverse effects on healthcare systems and disruption of the global economy overall;

•	the initiation, timing, design, progress and results of our clinical trials, and our research and development program; and
•

the completion of the business combination with Pixium on anticipated terms and timing, including unforeseen liabilities, future capital expenditures, expenses, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the business combination.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, assumptions and other factors described under the “Risk Factors” section and elsewhere in this Annual Report, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Summary of Risks Related to our Business

Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in this Form 10-K and within MD&A. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. The occurrence of any of the risks identified below or in the Item 1A. Risk Factors section in this Form 10-K, or other risks currently unknown, could have a material adverse effect on our business, financial condition or results of operations, or we may be required to increase our accruals for contingencies. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties:

1. Despite promising results from the Early Feasibility Study for Orion being conducted at UCLA and Baylor we currently have no commercial products or product revenue and may never become profitable.

2. We may face substantial competition in the future and may not be able to keep pace with the rapid technological changes which may result from others discovering, developing or commercializing products before or more successfully than we do.

3. Despite early positive results in our limited initial trials at UCLA and Baylor School of Medicine our ongoing development efforts may never demonstrate the feasibility of our Orion technology.

4. We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable.

5. There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

6. The COVID-19 pandemic has had an adverse effect on our business and results of operations and is expected to continue to have further adverse effects, which could be material, on our business, results of operations, financial condition, liquidity, and capital investments.

7. Any failure or delay in completing clinical trials or studies for new product candidates or next generation of our products and the expense of those trials could adversely affect our business.

8. We have lost key management and staff personnel because of Covid-19 pandemic. If we fail to recruit highly skilled personnel to replace employees that have left the Company, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

9. We may become involved in future lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

10. We are increasingly dependent on sophisticated information technology systems, including systems from third parties, and if we fail to properly maintain the integrity of our data or if our products do not operate as intended, our business could be materially and adversely affected.

11. We will need additional capital to support our operations and growth. Additional capital may be difficult to obtain restricting our operations and resulting in additional dilution to our stockholders.

12. Our revenue from sales of Orion will be dependent upon the pricing and reimbursement guidelines adopted in each country and if pricing and reimbursement levels are inadequate to achieve profitability our operations will suffer.

13. Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

14. We may acquire additional businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions or alliances.

15. Although we believe that our strategy to (i) leverage proven Argus II technology to develop the Orion visual cortical prosthesis and (ii) significantly expand our addressable market to include a portion of the almost six million patients who are blind from eye trauma, optic nerve disease and injury, diabetic retinopathy, glaucoma and other untreatable causes is more likely to address a better and faster way to treat many causes of blindness, including the Retinitis Pigmentosa population, we will incur material near term losses, market uncertainty and our stock may experience significant fluctuations as we continue to focus exclusively on Orion.

16. If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

17. We are currently not in compliance with Nasdaq listing standards. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

18. Entities controlled by Gregg Williams, our Chairman of the Board, have the ability to influence or control the outcome of matters submitted for stockholder approval, may limit your ability to influence outcomes of director elections and may have interests that differ from those of our other stockholders.

19. We have obtained significant invested amounts from entities affiliated with Mr. Williams, our Chairman of the Board, and if we seek additional funding to support our business and Mr. Williams does not participate in our future offerings, we may not be able to raise needed amounts and our operations may be adversely affected.

20. We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences and privileges that may adversely affect the common stock.

21. The Business Combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.

22. Failure to complete, or unexpected delays in completing the Business Combination or any termination of the Memorandum of Understanding could have material adverse effects on us.

23. The Share Consideration is not adjustable based on the market price of the common stock of either Second Sight or Pixium but is intended to result in Pixium owning approximately 60% of the resulting combined entity, so the Share Consideration at the closing may have a greater or lesser value than at the time that the Memorandum of Understanding was signed.

24. The Memorandum of Understanding contains provisions that limit our ability to pursue alternatives to the Business Combination, could discourage third parties from submitting alternative transaction proposals to us, including proposals that may be superior to the arrangements contemplated by the Memorandum of Understanding, and provide that, in specified circumstances, we would be required to pay a termination fee.

25. We expect to incur substantial expenses related to the completion of the Business Combination and the integration of Pixium’s and our businesses.

26. Lawsuits may be filed against Second Sight challenging the Business Combination and an adverse ruling in any such lawsuit may prevent the Business Combination from being completed or from being completed within the expected time frame.

PART I

Item 1. Business

Our Company

 Overview

Second Sight Medical Products, Inc. (“Second Sight,” the “Company,” “we,” “us,” “our”  or similar terms) has developed, manufactured and marketed implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest population of sight-impaired individuals.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were placed on hold in mid-March due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 12 month results for the subjects indicate to us that:

•

We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through the latest independent medical safety monitor meeting in February 2021. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE was resolved quickly and did not require a hospital stay.

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

No peer-reviewed data is available yet for the Orion system. We are currently negotiating the clinical and regulatory pathway to commercialization with the FDA as part of the Breakthrough Devices Program.

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

In furtherance of our decision to withdraw Argus II from the market, we have terminated two post-market studies for Argus II in Germany and the U.S., terminated an extended non-significant risk study in the U.S. for Argus 2s, and suspended our technical support of Argus II worldwide. The Argus 2s was recently approved by the FDA during February 2021.

In May 2020, we completed an underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate gross proceeds of $7.5 million, and net proceeds of approximately $6.7 million after deducting underwriting discounts, commissions and other offering expenses. Based on our current plans, we believe the financing provides sufficient working capital to sustain ongoing operations into June 2021.

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

On July 7, 2020, we entered into a lease with Sylmar Biomedical Park, LLC, to lease a smaller portion of our present facility.  The new lease allowed us to significantly reduce our rent while maintaining operations and the current address.  The term of the lease was from June 16, 2020 until December 31, 2020. We have terminated this lease and moved effective February 1, 2021.

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes, are payable on December 31, 2021.

On January 5, 2021, we entered into a Memorandum of Understanding with Pixium Vision, a publicly held French company (“Pixium”).

Pursuant to the terms of the Memorandum of Understanding, which sets forth the framework of the principal actions to be taken, (i) we will raise additional working capital of at least $25,000,000 in a private placement of equity securities of Second Sight to accredited investors (the “Fund Raising”); (ii) Pixium will contribute to us certain assets in exchange for newly issued common stock of Second Sight (the “Contribution”); and (iii) we will transfer our Orion assets to a newly formed subsidiary (“SpinCo”), the share capital of which would be partially spun-off to our shareholders  (the “Spin-Off” and, together with the Fund Raising and the Contribution, the “Business Combination”).  See Note 14 for further discussion.

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to sub-lease office space to replace our existing headquarters.  We will pay $17,000 per month, increasing to $17,500 per month on February 1, 2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar CA 91342.  Additionally, we receive full rent abatement for March 2021, and half rent abatement for March 2022. The sub-lease is for two years and two months. We are not affiliates with, or related to, or otherwise have any other relationship with the other parties, other than the lease.

On March 5, 2021, we announced that the FDA had approved the Argus 2s Retinal Prosthesis System, a redesigned set of external hardware (glasses and video processing unit) initially for use in combination with previously implanted Argus II systems for the treatment of retinitis pigmentosa (RP). We plan to adapt the Argus 2s to be the external system for the next generation Orion Visual Cortical Prosthesis System currently under development.  A decision on when or if to begin production of the newly approved hardware is pending completion of Second Sight’s planned business combination with Pixium Vision, which currently is in progress. Should the business combination be completed, the new management team will then evaluate if and how best to proceed with the Argus 2s Retinal Prosthesis System, as well as all other products in development.

We are actively seeking help in developing multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Orion user experience.  In most cases, we collaborate with third-party firms to advance and integrate these innovative technologies with our artificial vision systems.  Examples of technologies that we are currently researching include: eye tracking, object recognition and localization, thermal imaging and depth-based image decluttering.

We are subject to the risks and uncertainties associated with a business without revenues, including limitations on our operating capital resources and uncertain future demand for our product. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least twelve months from the date of issuance of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings, debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our Technology

Orion works by converting video images captured by a miniature camera housed in a user’s glasses into a series of small electrical pulses that are transmitted wirelessly to an array of electrodes.  The Orion array is implanted on the surface of the visual cortex of the brain, bypassing the eye and optic nerve and directly stimulating the region of the brain responsible for vision. The pulses generated are intended to create a perception of patterns of light in the brain. Following the implant surgery, users learn to interpret these visual patterns as artificial vision, allowing them to detect shapes of people and objects in their surroundings.

We believe Orion possesses several unique technological advancements compared to other neurostimulation devices, including a hermetic package with the smallest size and largest number of individually programmable electrodes, and a patented electrode material that allows for high charge densities and small electrode size. Several other engineering challenges, including device reliability, extended lifetime, and a safe and effective bio-interface, were overcome during the development of the products and these solutions have been protected both by patents and by trade secrets. Much of the technology developed for Argus II is also used in Orion. As of December 31, 2020, we have more than 300 issued patents and over 25 pending patent applications worldwide.

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

In November 2017, the FDA granted Breakthrough Devices Program designation for the Orion. This designation is given to a select number of medical devices in order to provide more effective treatment of life-threatening or irreversibly debilitating diseases or conditions. This program is intended to help patients have more timely access to these medical devices by expediting their development, assessment, and review. With this designation, we believe the Orion will have the following advantages during the FDA review process:

•	more interactive review both for the Investigational Device Exemption (IDE) and Premarket Approval application;
•	greater reliance on post-market data collection and greater acceptance of uncertainty in the benefit-risk profile at the time of approval;
•	priority review (i.e., review of the submission is placed at the top of the review queue and receives additional review resources); and
•	senior FDA management involvement and assignment of a cross-disciplinary case manager.

We expect that inclusion in the Breakthrough Devices Program may shorten the timeline required to bring the Orion to market as a commercial product. We also are currently evaluating our pivotal trial design for Orion and expect to reach consensus with the FDA on design specifics with an expected IDE filing date in the first half of 2022. Major elements of our clinical trial design include the number of patients, study duration, and the endpoints suitable for assessing visual function, functional vision and quality of life. We have reached agreement with FDA on the primary effectiveness endpoint, pending validation of an assessment we have developed for the purpose. We anticipate completing the validation study in the second half of 2021. We are currently working with FDA on alignment on a primary safety endpoint and confirmation of a statistical sample size which will drive the number of subjects to be enrolled in the pivotal study. While negotiations with the FDA are ongoing, we believe the study design will require a minimum pre-market sample population of at least 45 subjects (plus additional post-market subjects) with at least 12 months of follow-up data for each patient prior to submittal of a premarket approval (PMA) application.

Our Markets

According to the World Health Organization (WHO)1, 253 million people suffer from moderate to severe vision impairment worldwide. Of these, 36 million people are considered legally blind. The WHO further estimates that 80% of legal blindness is avoidable, leaving 7.8 million legally blind individuals. We continue to develop and refine our estimates of the potential addressable market size as we evaluate the commercial prospects for Orion using a combination of published sources, third-party market research, and physician feedback.

In the U.S., 1.3 million people are legally blind3.  We commissioned third-party market research for the potential market for Orion and we currently estimate over 500,000 individuals in the U.S. are legally blind. Of this population, we estimate the potential U.S. addressable market is between 50,000 and 100,000 individuals with bi-lateral blindness at the light-perception level or worse.  Our marketing approvals by the FDA and other regulatory agencies will ultimately determine the subset of these patients who are eligible for the Orion based on our clinical trials and the associated results.

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

•

Leverage proven Argus technology to develop the Orion visual cortical prosthesis and significantly expand our addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease and injury, diabetic retinopathy, glaucoma and other untreatable causes.

•

Invest in research and development of technologies intended to enhance the Orion user experience, including eye tracking, distance filtering/decluttering, object and facial recognition and thermal imaging.

•	Continue to provide limited product support for Argus II patients while expanding our overall investment in Orion.

Global Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the price of the Orion system, our future sales would be limited without the availability of third-party reimbursement. In the U.S., coding, coverage, and payment are necessary for the surgical procedure and Orion system to be reimbursed by payors. Coding will need to be established for the device and the surgical procedure. Coverage and payment vary by payor. The majority of Argus II were patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare, sometimes referred to as Medicare Fee-for-Service (“FFS”) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the U.S.

•

Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for Orion, then typically Medicare Advantage plans in that MAC jurisdiction offer the same coverage. Individual hospitals and ASCs may negotiate contracts specific to that individual facility. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the procedure in advance of implantation.

•

Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

Currently, we are in the process of evaluating potential reimbursement pathways for Orion in the U.S. market. Compared to Argus II, which was largely catering to the Medicare patient population, Orion is expected to address a patient population with a more diverse and balanced payor mix due to our potential indications profile and expected younger patient population, on average. As Orion is a part of the FDA’s Breakthrough Devices program, we are closely evaluating a variety of fast-track reimbursement programs, including recent encouraging announcements from CMS proposing modernization of payment policies for medical devices that meet FDA’s Breakthrough Devices designation. We have also approached some commercial payors and CMS to get their feedback to ensure our overall reimbursement strategy for Orion therapy will cater to their key data requirements.

Product and Clinical Development Plans

Orion. By further developing our visual cortical prosthesis, Orion, we believe we may be able to significantly expand our market to include nearly all profoundly blind individuals. The only notable exceptions for potential use of the Orion are those who are blind due to otherwise currently treatable diseases, individuals who are born blind, or blindness due to direct damage of the visual cortex, which is rare. However, of the estimated 36 million blind people worldwide, there are approximately 5.8 million people who are legally blind due to causes that are not otherwise treatable. We continue to develop and refine our estimates of the potential addressable market size as we evaluate the commercial prospects for Orion using a combination of published sources, third party market research, and physician feedback.  We currently estimate over 500,000 individuals in the US are legally blind due to retinitis pigmentosa, glaucoma, diabetic retinopathy, optic nerve disease and eye injury. Of this population, we estimate the potential US addressable market is between 50,000 and 100,000 individuals with bi-lateral blindness at the light-perception level or worse.  Our marketing approvals by the FDA and other regulatory agencies will ultimately determine the subset of these patients who are eligible for the Orion based on our clinical trials and the associated results.

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

•	Optic Nerve Implant: Moving down the visual network path, some are developing a cuff electrode array that is placed around the optic nerve just behind the eye. These are in early research phase.

•

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

Neuralink is developing a brain implant with penetrating electrodes that it has demonstrated in animal models. Vision is one of Neuralink’s many stated goals. The Illinois Institute of Technology’s Intracortical Visual Prosthesis group is currently recruiting participants for a US early feasibility study of a visual cortical prosthesis.

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

Other approaches not involving electrical stimulation include:

•	Transplants: transplanting retinal tissue to stimulate remaining retinal cells.

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

Commercial efforts to develop retinal implants by others include:

•

Pixium: A publicly held French company that is developing the PRIMA (sub-retinal implant)                  for Dry-AMD patients.   In 2017, Pixium announced approval for two feasibility studies of PRIMA in Dry-AMD patients.  One study reportedly is in Paris with five subjects, and a second Early Feasibility Study in the U.S. of five patients is underway at two sites – Pittsburgh, Pennsylvania and Miami, Florida. To date, Pixium has announced the successful implantation and activation of five devices in Paris and two devices in the U.S. with limited performance data reported. Second Sight is in the process of a business combination with Pixium.

•

NanoRetina Inc., a company based in Israel, and several other early stage companies are reported to have developed intellectual property or technology that may improve retinal prostheses in the future. A clinical trial is underway in Europe and an unknown number of patients have been implanted.

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

Warranty

We generally provide a standard limited warranty for the Argus II system covering replacement over the following periods after implant:

•	three years on implanted epiretinal prosthesis

•	two years on wearable components other than batteries and chargers

•	three months on batteries and chargers

Based on our experience to date, the Argus II system has proven to be a reliable device generally performing as intended. We have accrued warranty expense of $0.2 million as of December 31, 2020, which is based upon our historical experience rate.

Our Research Development and Quality Assurance

We have a single facility, located at our principal office in Los Angeles, California.

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

.

Employees

As of December 31, 2020, we had 12 employees, including approximately 1 in operations; 6 in clinical, regulatory and research and development; and 5 in administration. Of these persons, all are employed in the United States. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Properties

Our principal office and facilities are located at 13170 Telfair Avenue, Sylmar CA 91342, which consists of approximately 17,290 rentable square feet at a current base rent of about $17,000 per month. Our sub-lease expires in March 2023. We believe that these premises are adequate for our foreseeable needs.

Available Information

Our website address is www.secondsight.com. We make available free of charge through a link provided at said website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. Such reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Risks Related to Dependence on Our Commercial Products

Despite promising results from the Early Feasibility Study for Orion being conducted at UCLA and Baylor we currently have no commercial products or product revenue and may never become profitable.

       To date, we have not generated profit from sales of our now discontinued Argus II product and will not generate revenues until we complete the development and attain the marketing approval for Orion. We have relied principally on financing from the sale of equity securities and the receipt of government and other grants to fund our operations. We expect that our future financial results will depend primarily on our success in further developing the Orion, conducting FDA approved clinical trials and obtaining clearance or approval for, launching, selling and supporting our Orion technology. To establish these operations we will need to expend significant resources on hiring  additional personnel, conducting continued scientific and product research and development, engaging in further pre-clinical and clinical investigation, giving expanded attention to intellectual property development and prosecution, seeking domestic and international regulatory approvals, marketing and promotion, capital expenditures, working capital, general and administrative expenses, and fees and expenses associated with our capital raising efforts. We expect to incur costs and expenses related to consulting costs, laboratory development costs, hiring of scientists, engineers, sales representatives and other operational personnel, and the continued development of relationships with potential partners as we continue to seek regulatory clearance or approval for our products. As a pre-revenue company we continue to incur significant operating losses, and we expect to continue to incur additional losses for at least the next several years. We cannot assure you that we will generate revenue or be profitable in the future. Our future or updated Orion products may never be cleared or approved or become commercially viable or accepted for use.

       Investment in medical device technology is highly speculative, because it entails substantial upfront capital expenditures over time and significant risk that any potential product will fail to demonstrate adequate efficacy, clinical utility or acceptance by physicians and blind individuals. Investors should evaluate an investment in us in light of the uncertainties encountered by developing medical technology companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to implement our business plan.

Our commercial and financial success depends on our products being accepted in the market, and if not achieved will result in our not being able to generate revenues to support our operations.

       Even if we are able to obtain favorable reimbursement within the markets that we serve, commercial success of our products will depend, among other things, on their acceptance by retinal specialists, ophthalmologists, brain surgeons, general practitioners, low vision therapists and mobility experts, hospital purchasing and controlling departments, patients, and other members of the medical community. The degree of market acceptance of any of our product candidates will depend on factors that include:

•	cost of treatment;

•	pricing and availability of future alternative products;

•	the extent of available third-party coverage or reimbursement;

•	perceived efficacy of the Orion system relative to other future products and medical solutions; and

•	prevalence and severity of adverse side effects associated with treatment.

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

       Currently, to our knowledge, no other medical devices comparable to the Orion system have been approved by regulatory agencies, in the U.S. or Europe, to restore some functional vision in persons who have become blind due to preventable causes. Other visual prosthesis companies such as Pixium are developing retinal implant technologies to partially restore some vision in blind patients mainly from age related macular degeneration. Pixium’s initial RP prosthesis product was withdrawn from the market. A previous competitor, Retina Implant, has withdrawn from the market. Neither Retina Implant nor Pixium have filed for market approval with the FDA. To our knowledge Pixium has obtained an IDE to begin the required clinical trials in the U.S. for its PRIMA product, which is directed toward age related macular degeneration or AMD. We and Pixium are forming a business combination which we anticipate will be completed in Q2 of 2021.  The Illinois Institute of Technology’s Intracortical Visual Prosthesis group is currently recruiting participants for a US early feasibility study of a visual cortical prosthesis. Neuralink has recently demonstrated a cortical implant in animal models.  Vision is one of Neuralink’s stated goals. These and other potentially competitive therapies, if or when developed or brought to market, may result in pricing and market access pressure even if the Orion system is otherwise viewed as a preferable therapy.

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

       In general, the development and commercialization of new medical devices is highly competitive and is characterized by extensive research and development and rapid technological change. Physicians and  persons who may be suitable for the Orion implant likely will consider many factors including product reliability, clinical outcomes, product availability, price, and product and patient support services that we may be able to provide. Market share as it develops can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality and reliability in the medical device industry, and any quality problems with our processes, goods and services could harm our reputation for producing high-quality products and would erode our competitive advantage, sales and market share. Our competitors may develop products or other novel approaches and technologies to deal with treating blindness that are more effective, safer or less costly than any that we are developing, and if those products gain market acceptance our revenue and financial results could be adversely affected.

       If we fail to develop new products or enhance existing products, our leadership in the markets we serve could erode, and our business, financial condition and results of operations may be adversely affected.

Despite early positive results in our limited initial trials at UCLA and Baylor School of Medicine our ongoing development efforts may never demonstrate the feasibility of our Orion technology.

       Our research and development efforts remain subject to all of the risks associated with the development of new technology. Our Orion technology, though based on our FDA approved Argus II retinal prosthesis, is not yet fully developed. Development of the underlying technology, including the further development and refinement of our Orion technology, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Regulatory and clinical hurdles, adverse reactions experienced in trials, or other operational or regulatory challenges also may result in delays and cause us to incur additional expenses that may increase our need for capital and result in additional losses. If we cannot complete, or if we experience significant delays in developing our technology, applications or products for use by those patients who can benefit from vision restoration, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

Since we have had an operating history of losses and have no current revenue producing operations, the future of our business is difficult to evaluate.

       To date, our operations on a consolidated basis have consisted of the continued development and clinical studies of our Orion-focused technologies and implementation of the early parts of our business plan. We have incurred significant operating losses in each year since our inception and we will continue to incur additional losses for the next several years. In addition, our losses may be greater than expected and our operating results may suffer. We have limited historical financial data upon which we may base our projected revenue and base our planned operating expenses. This operating history makes it difficult to evaluate our technology or prospective operations and business prospects.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and initial trials may not be predictive of future trial results.

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

       We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. Our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2019, we had net revenue of $3.4 million and incurred a net loss of $33.6 million. For the fiscal year ended December 31, 2020, we generated no revenue from operations and incurred a net loss of $14.9 million. Our total accumulated deficit through December 31, 2020, was $319.7 million.

       As a result of our limited commercial operating history, revenue is difficult to forecast. We expect expenses to increase in the future as we expand our activities in connection with the further development of Orion. We cannot assure you that we will be profitable in the future. Accordingly, the extent of our future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of our common stock and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If we do not achieve profitability, or otherwise fall short of projections, our business, financial condition and operating results will be materially adversely affected.

Our financial statements have been prepared assuming we are a going concern.

       Our ability to continue as a going concern is dependent upon our ability to obtain additional financing, obtain further operating efficiencies, reduce expenditures, attain favorable gross margins and ultimately, generate significant sales and create profitable operations. Adequate funding may not be available or may not be available on reasonable terms. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. Our independent registered public accounting firm, in its report on our 2020 consolidated financial statements has raised substantial doubt about our ability to continue as a going concern which may negatively affect the price of our common stock.

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

Risks Relating to Our Operations

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

       In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19. Visits have now resumed at both sites. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

       COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off the majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately twelve of our employees to oversee current operations, including some that were re-hired once our financial situation improved and the future of the company became more clear.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

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

Materials necessary to manufacture Orion may not be available on commercially reasonable terms, or at all, which may delay development, manufacturing and commercialization of our products.

       We rely on numerous suppliers to provide materials, components and services necessary to produce the Orion system and next generation product candidates. Certain suppliers are currently sole source because of our low manufacturing volumes and our need for specialty technical or other engineering expertise. Our suppliers may be unable or unwilling to deliver these materials and services to us timely as needed or on commercially reasonable terms. Should this occur, we would seek to qualify alternative suppliers or develop in-house manufacturing capability but may be unable to do so. Substantial design or manufacturing process modifications and regulatory approval might be required to facilitate or qualify an alternate supplier. Even where we could qualify alternative suppliers the substitution of suppliers may be at a higher cost and cause time delays including delays associated with additional possible FDA review, that could impede the production of the Orion system, reduce gross profit margins and impact our ability to deliver our products as may be timely required to meet demand.

Any failure or delay in completing clinical trials or studies for new product candidates or next generation of our products and the expense of those trials could adversely affect our business.

       Preclinical studies and clinical trials required to demonstrate the safety and efficacy of incremental changes, including new wearables and software enhancements and for new product candidates such as Orion are time consuming and expensive. If we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we have contemplated, if we are unable to successfully complete our clinical trials or other studies or if the results of these trials or studies are not positive or are only modestly positive, we may be delayed in obtaining marketing approval for those product candidates, we may not be able to obtain marketing approval or we may obtain approval for indications that are not as broad as intended. Our product development costs also will increase if we experience delays in testing or approvals.

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

We have lost key management and staff personnel because of Covid-19 pandemic. If we fail to recruit highly skilled personnel to replace employees who have left the Company, our ability to identify, develop and commercialize new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.

       We have laid off the majority of our employees including key members of our executive management team because Covid-19 outbreak affected our ability to fund our operations. Our existing employees could leave our company with little or no prior notice. The loss of any management executive or any other principal member of our management team or our inability to attract and retain skilled employees could impair our ability to identify, develop and market new products or effectively deal with regulatory and reimbursement matters. Will McGuire, our President and Chief Executive Officer, tendered his resignation effective March 27, 2020 and our Board has appointed Matthew Pfeffer, a member of our Board of Directors, as acting chief executive officer, and Edward Sedo, our Controller, as Principal Accounting and Financial Officer. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the transfer of critical knowledge. No assurance can be given that we will be able to do so.

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

Litigation or third-party claims of intellectual property infringement or challenges to the validity of our patents would require us to use resources to protect our technology and may prevent or delay the development, regulatory approval or commercialization Orion system or new product candidates. Further, the validity of some of our patents has been challenged.

       Pixium has three currently pending oppositions in the European Patent Office (EPO) challenging the validity of European patents owned by Second Sight.   The EPO proceedings involving Pixium and Second Sight are:

•	EP1937352 Sub-Threshold Stimulation to Precondition Neurons for Supra-Threshold Stimulation – cancelled in the Opposition Division, appeal pending.

•	EP2061549 – Package for an Implantable Neural Stimulation Device - Cancelled in the Opposition Division, appeal pending.

•	EP2185236 – Implantable Device for the Brain – Upheld in the Opposition Division, appeal pending.

       Due to our pending business combination, Pixium and Second Sight have agreed to withdraw those oppositions with actions due before the intended close of the business combination.  We have withdrawn the one opposition we filed against Pixium.  Complete withdrawal of all of the oppositions is anticipated, but dependent on completion of the business combination with Pixium.

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

       The strength of our patents involves complex legal and scientific questions and can be uncertain. We have over 300 issued patents and over 25 pending patent applications worldwide as of December 31, 2020. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around our intellectual property and in that event we may lose competitive advantage and our business may suffer.

       Further, the patent applications that we license or have filed may fail to result in issued patents. The claims may need to be amended. Even after amendment, a patent may not issue and in that event we may not obtain the exclusive use of the intellectual property that we seek and may lose competitive advantage which could result in harm to our business.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization activities for Orion.

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

       We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments appear likely, and we expect ongoing initiatives in the U.S. and Europe. These reforms could have an adverse effect on our ability to obtain timely regulatory approval for new products and on anticipated revenues from product candidates, both of which may affect our overall financial condition.

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

       The revenues we generate and our operating results will be affected by numerous factors such as:

•

materially reduced revenue we receive as a result of refocusing our business and resources to the Orion II as we discontinued the production of the Argus II systems, deemphasize our marketing and limit implants of the Argus II to finished units and inventory on hand;

•	the status of our preclinical and clinical development programs;

•	continued clinical results from our Early Feasibility Study of six subjects currently under way at UCLA and Baylor;

•	the filing and acceptance of an IDE with the FDA to initiate a larger pivotal trial for regulatory approval;

•	clinical results from conducting our larger pivotal trial(s);

•	our ability to obtain regulatory approval of the Orion system in the U.S. and other additional jurisdictions;

•	the emergence of products that compete with our product candidates;

•	our ability to leverage Argus II technology for cortical stimulation using Orion;

•	the status of our preclinical and clinical development programs, variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

•	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

•	any intellectual property infringement lawsuits to which we may become a party; and

•	our ability to obtain reimbursement from government or private payors at levels we deem adequate to sustain our operations.

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

We need additional capital to support our operations and growth. Additional capital may be difficult to obtain restricting our operations and resulting in additional dilution to our stockholders.

       Our business requires additional capital for implementation of our long term business plan. We believe our cash, cash equivalents and other investments, together with revenue generated from the current sales and cash resources, will not be sufficient to fund our operations for at least twelve months from the date of issuance of this report. We currently estimate that our existing cash and cash equivalents can sustain our operations into June 2021. The actual amount of funds that we will need for our business will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

•	the amount of our future operating losses;

•	legal, accounting and other costs associated with the proposed business combination with Pixium;
•	expenses relating to the Early Feasibility Study of the Orion;

•	ongoing commercialization planning for the Orion system;
•	the amount of our research and development, including research and development for the Orion visual prosthesis, marketing and general and administrative expenses; and

•	regulatory changes and technological developments in our markets.

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

       In May 2020 we entered an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., pursuant to which we sold 7,500,000 shares of common stock in an underwritten public offering for gross proceeds of $7.5 million.  On December 8, 2020 we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors and $1.2 million from two unaffiliated shareholders. This debt is unsecured, bears interest at 12% per year and together with accrued interest is due and payable on December 31, 2021.

       As we require additional funds, we may seek to fund our operations through the sale of additional equity securities, debt financing and strategic collaboration agreements. We cannot be sure that additional financing from any of these sources will be available when needed or that, if available, the additional financing will be obtained on terms favorable to us or our stockholders. If we raise additional funds by selling shares of our capital stock, the ownership interest of our current stockholders will be diluted. If we are unable to obtain additional funds on a timely basis or on terms favorable to us, we may be required to cease or reduce certain research and development projects, to sell some or all of our technology or assets or business units or to merge all or a portion of our business with another entity. Our independent registered public accounting firm, in its reports on our 2019 and 2020 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

Risks Related to Our Business and Industry

We have incurred operating losses since inception and may continue to incur losses for the foreseeable future.

       We have had a history of operating losses and we expect that operating losses will continue into the near term. Although we have had sales of the Argus II product, these limited sales were insufficient to cover our operating expenses. Given the limited addressable market of Argus II, we no longer market the Argus II and have focused all of our resources on the development of Orion. Our ability to generate positive cash flow will hinge on our ability to develop the Orion visual prosthesis, correctly price our product to our markets, and obtain government and private insurance reimbursement. As of December 31, 2020 we had negative stockholders’ equity of $0.7 million and an accumulated deficit of $319.7 million. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

       In order to obtain marketing approval for Orion we must demonstrate the safety and efficacy of Orion through clinical trials as well as additional supporting data. If Orion is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon Orion’s development, cause it to have reduced functionality, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We are conducting a six subject initial feasibility clinical study of Orion at UCLA and Baylor, but we cannot guarantee that any positive results in this limited trial will successfully translate to a pivotal clinical trial. It is not uncommon to observe results in human clinical trials that are unexpected based on limited trials testing, and many product candidates fail in large clinical trials despite promising limited clinical trial results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain marketing approval for their products. No assurance can be given that we will not encounter similar results in our Orion trials.

       Human subjects in our clinical trials may suffer significant adverse events, tolerability issues or other side effects associated with the surgical implantation, chronic implantation, and chronic use of the Orion device. These events include, but are not limited to, the following (events that are also anticipated during or following explanation of the Orion device are identified with an asterisk (*)): intracranial hemorrhage*; subcutaneous hematoma*; vascular injury causing stroke or hemorrhage (e.g. injury to the superior sagittal sinus or posterior cerebral artery perforators)*; hydrocephalus*; intracranial hypotension or cerebrospinal fluid (CSF) leak*; headache or pain in the head, including deep pain*; tingling at the implant site*; brain edema*; infection*; meningitis*; implant site pain, swelling, discharge or effusion*; suture-related complications or stitch abscess*; skin erosion on and/or around the implant site; adverse tissue reaction to the implant; tissue damage at the implant/explant site*; cranial defect/bone damage*; decline in residual vision*; dizziness/syncope*; foreign body sensation at the implant site*; activation of motor or sensory neurons (e.g., muscle twitch); clinically symptomatic seizure*; development of epilepsy; coma*; death*; psychiatric events, including but not limited to mood changes, depression, suicidality, and psychosis*; neurological deficit, including but not limited to language (dysphemia), dysesthesias, paresis, paresthesia, visual field, motor deficit (including apraxia), and memory impairment*; drug hypersensitivity, adverse drug reaction, or therapeutic agent toxicity*; events related to any surgery and general anesthesia including cardiac risks, including stroke/transient ischemic attack, arrhythmia, cardiac arrest, and myocardial infarction*, venous thromboembolic (VTE) disease*; pneumonia*, urinary tract infection*, post-operative delirium*, postoperative constipation*, post-operative vomiting or nausea*, or post-operative fever*; injuries due to falls or bumps; skin irritation or burns; Orion system failure or malfunction; array migration; damage to the Orion electronics case; device interaction including the Orion device may interfere with the proper functioning of other electronic devices and emissions from other electronic equipment may interfere with the proper functioning of the Orion device; and (explant only) inability to remove all or part of the Orion device due to fibrosis or other reason.

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

       In addition, in January 2019 we observed higher impedance levels on 11 of 60 electrodes with the first EFS subject implanted with the Orion device in January 2018. As a result, some of these electrodes no longer generated a phosphene, or observable spot of light, for the subject. The subject continues to use the device and is continuing to participate in the clinical study. Mechanical and software safeguards are built into the device to avoid excessive electrical stimulation and, as a result, the higher impedance levels do not pose any known safety risks to the subject. Given the pattern of high impedances, we took the precaution of disabling half of the electrodes on the array to ensure that other potentially affected electrodes are not used. Root cause(s) for the higher impedance levels cannot be conclusively determined while the device remains implanted but could include any combination of the following: potential manufacturing defects, damage due to improper or excessive handling of the device, materials chosen for the design, and related processes. The first subject has been implanted with the device for 36 months, four subjects have been implanted for 31-33 months, and one subject for 24 months. We currently have no indication that the issue exists with any of the Orion devices implanted in each of the other five EFS subjects. Prior to initiation of EFS, we subjected six Orion implants to accelerated aging tests and had no failures for what was the equivalent of up to 6.5 years.

       In October 2019, we also observed changes to impedances (higher and lower) on most electrodes with the sixth EFS subject implanted with the device in January 2019. These impedance changes were coincident with a loss of most perception from the device, though there is no indication of a medical adverse event or a device defect. When examined again in November 2019, this sixth EFS subject showed improved perception and more normal impedances including performance on the 12-month visual function and functional vision assessments that was similar to pre-incident performance. We are currently investigating the possible root cause(s) for these changes, which may or may not be device related (that is the possible root causes may be subject related) and may or may not continue to improve or worsen again.

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

       Our limited manufacturing experience may not enable us to make products in the volumes that would be necessary for us to achieve a significant amount of commercial sales. Our product involves new and technologically complex materials and processes and we currently experience low yields on our manufacturing process. As we move from making small quantities of our product for clinical trials to larger quantities for greater commercial distribution, we must develop new manufacturing techniques and processes that allow us to scale production. We may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have largely been to provide units for clinical testing and commercial sales of the now discontinued Argus II system. We may face substantial difficulties in establishing and maintaining manufacturing for our products at a larger commercial scale and those difficulties may impact the quality of our products and adversely affect our ability to increase sales.

To establish our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience delays or other difficulties in managing this growth.

       As our development and commercialization plans and strategies evolve, we will need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Our management team may have to use a substantial amount of time to manage these growth activities. Our future financial performance and our ability to commercialize the Orion system and our other product candidates and compete effectively will depend, in part, on our ability to timely and effectively manage any future growth and related costs. We may not be able to effectively manage a rapid pace of growth and timely implement improvements to our management infrastructure and control systems.

We may acquire additional businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions or alliances.

       We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our proposed Orion development activity and business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure that, following an acquisition, we will achieve the revenues or specific net income that justifies the acquisition.

Our ability to utilize and benefit from our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal and state of California income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $116.1 million and $58.1 million, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until these unused losses expire. However, we may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2035 through 2037 for federal net operating losses generated  before 2020. Federal net operating losses generated for year 2018 and forward do not expire. State net operating losses expire from 2033 through 2040. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

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

Risks Related to the Securities Market, and Ownership of Our Common Stock

Although we believe that our strategy to (i) leverage proven Argus II technology to develop the Orion visual cortical prosthesis and (ii) significantly expand our addressable market to include a portion of the almost six million patients who are blind from eye trauma, optic nerve disease and injury, diabetic retinopathy, glaucoma and other untreatable causes is more likely to address a better and faster way to treat many causes of blindness, we will incur material near term losses, market uncertainty and our stock may experience significant fluctuations as we continue to focus exclusively on Orion.

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

•	manufacture Orion devices that we will require to support FDA approval of the Orion commercial product;

•	seek to conduct a larger feasibility study or a pivotal clinical trial with the intent of seeking regulatory approval for marketing Orion in the U.S.;

•	terminated our commercial activities and other costs associated with expanding or maintaining Argus II sales;

•	limit future sales and implants of the Argus II to finished units and inventory on hand;

•	incurred non-cash impairment charges of approximately $2.6 million relating to Argus II inventory in the year ended December 31, 2019;

•	incurred cash severance and related expenses of approximately $800,000 in the year ended December 31, 2019 affecting employees primarily associated with Argus II operations; and

•	cease supporting the Argus II patient population.

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

       Our board of directors concluded that our non-executive Chair, Gregg Williams, meets the criteria of an independent director and has appointed Mr. Williams to be a member of the Audit Committee as of June 22, 2020, as a result of which we have only one vacancy on our board and committees.  In the July 15, 2020 letter, Nasdaq acknowledged our conclusion regarding Mr. Williams’ independent director status and appointment to the Audit Committee.  As a result, we are again eligible for the cure period provided in Nasdaq’s Listing Rules. As such, Nasdaq reiterated that consistent with Listing Rules 5605(b)(1)(A) and 5605(c)(4), the Company’s cure period to regain compliance was provided to be as follows:

•	until the earlier of the Company’s next annual shareholders’ meeting or March 27, 2021;

or

•	if the next annual shareholders’ meeting is held before September 23, 2020, then the Company must evidence compliance no later than September 23, 2020.

       By notice dated January 4, 2021, Nasdaq advised us that since the Company has not held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, we are no longer in compliance with the Nasdaq Listing Rules (the” Listing Rules”) for continued listing. On February 18, 2021, the Company submitted a plan for correction of this deficiency to Nasdaq.  Subsequently, on February 23, 2021 we were granted an extension of time to regain compliance with these Rules until May 30, 2021.  If we do not regain compliance with the Rules or receive a further extension by that date, our common stock will be subject to delisting

We have no assurance that we will be able to regain compliance with Nasdaq’s listing rules. If our securities are  delisted from Nasdaq, we could experience reduced market liquidity of our common stock which could result in a corresponding material reduction in the price of our common stock.  Delisting moreover could harm our ability to raise capital on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities.

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

       As of March 1, 2021, entities controlled and beneficially owned by Gregg Williams, our Chairman of the Board, own of record an aggregate of approximately 42.6% of the outstanding shares of our common stock (or 54.5% after giving effect to Mr. Williams’ right to acquire beneficial ownership of 6,029,896 shares of common stock upon exercise of options or warrants). As a result, Mr. Williams is able to exercise substantial influence over all matters requiring stockholder approval, including

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

       During 2019 and 2020, we funded our business primarily through the issuance and sale of our securities. We obtained approximate proceeds of $10 million in May 2018, $5 million in August 2018, $4 million in October 2018, $3 million in December 2018 and $30 million in February 2019 from the sale of our securities to entities affiliated with Mr. Williams, our Chairman of the Board, constituting 100%, 100%, 100%, 100% and 86.7% respectively, of amounts received in the offerings we completed. On December 8, 2020, borrowed $1 million from Gregg Williams on an unsecured basis at an interest of 12% per year. This loan is due and payable on December 31, 2021. To the extent that we may need additional capital we expect that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. No assurance can be given that Mr. Williams or entities affiliated with him will continue to participate in any offerings of our securities or that we will be able to obtain additional capital from him. If we are unable to obtain funding on a timely basis, our business and operations may be materially and adversely affected.

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

       We completed our initial public offering in November 2014. Since that time, our per share and day-to-day trading prices have often been volatile. This volatility may continue or increase in the future. The market price for the shares may be significantly affected by factors such as progress in the development of our technology, progress in our pre-clinical and clinical trials, agreements with research facilities or co-development partners, commercialization of our technology, coverage by third-party payors, variations in quarterly and yearly operating results, general trends in the medical device industry, and changes in FDA and foreign regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Those broad market fluctuations may adversely affect the market price of our common stock.

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

We may be assessed penalties and fines under California’s board gender diversity statute which required publicly held companies to have a minimum of one female on boards of directors as of the end of 2019.

       California’s gender diversity law, which went into effect on January 1, 2019, requires publicly held corporations with securities listed on a major U.S. stock exchange and having principal executive offices in California (a covered corporation) to have at least one female director for each of calendar year 2019 and 2020. Beginning in calendar year 2021 covered corporations with six or more directors must have at least three female directors by the end of the calendar year. If the covered corporation has five directors then there must be a minimum of two women directors, and if the covered corporation has four or fewer directors then it must have at least one woman director. We have no female board members currently nor as of December 31, 2020. The law authorized the imposition of fines or penalties for violations of the new law in amounts of $100,000 for the first violation and $300,000 for each subsequent violation. Moreover the California Secretary of State was authorized to adopt regulations that could impose a $100,000 penalty for failure to timely comply and file board member information with the Secretary of State, however no such regulations have been promulgated to date. We are aware of two cases challenging implementation of the new law, Crest v. Alex Padilla and Creighton Meland v. Alex Padilla, Secretary of State of California, challenging the validity of the law and seeking a permanent injunction against enforcement of the statute. The Meland case was dismissed without prejudice and was appealed to the U.S Court of Appeals for the Ninth Circuit.

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

Risks Relating to the Business Combination

The Business Combination is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.  Failure to complete, or unexpected delays in completing the Business Combination or any termination of the Memorandum of Understanding could have material adverse effects on us.

       On January 5, 2021 we entered into a Memorandum of Understanding with Pixium  pursuant to which (i) we will raise additional working capital of at least $25,000,000 in a private placement of equity securities of Second Sight to accredited investors (the “Fund Raising”); (ii) Pixium will contribute to us certain assets in exchange for newly issued common stock of Second Sight (the “Contribution”); and (iii) we will transfer our Orion assets to a newly formed subsidiary (“SpinCo”), the share capital of which would be partially spun-off to our shareholders (the “Spin-Off” and, together with the Fund Raising and the Contribution, the “Business Combination”).  The completion of the Business Combination is subject to a number of conditions, including, among other things, the receipt in escrow of no less than $25 million in connection with the Fund Raising, approval by the shareholders of Second Sight and Pixium and the bondholders of Pixium and the receipt of certain regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the Business Combination for a significant period of time or prevent it from occurring at all.  There can be no assurance that the conditions to the completion of the Business Combination will be satisfied or waived or that the Business Combination will be completed.

       Either Pixium or Second Sight may terminate the Memorandum of Understanding under certain circumstances, including if the Business Combination is not completed by June 4, 2021.  In addition, in certain circumstances, upon termination of the Memorandum of Understanding, Second Sight would be required to pay a termination fee of up to $1 million to Pixium.

       If the Business Combination is not completed, Second Sight may be materially adversely affected and, without realizing any of the benefits of having completed the Business Combination, will be subject to a number of risks, including the following: the market price of Second Sight shares could decline; if the Memorandum of Understanding is terminated and the Second Sight board seeks another business combination, Second Sight shareholders cannot be certain that Second Sight will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Second Sight has agreed to in the Memorandum of Understanding; time and resources, financial and otherwise, committed by Second Sight’s management to matters relating to the Business Combination could otherwise have been devoted to pursuing other beneficial opportunities; Second Sight may experience negative reactions from the financial markets or employees; and Second Sight will be required to pay its expenses relating to the Business Combination such as legal, accounting and financial advisory fees, whether or not the Business Combination is completed.

       In addition, if the Business Combination is not completed, Second Sight could be subject to litigation related to any failure to complete the Business Combination or related to any enforcement proceeding commenced against such party to perform its obligations under the Memorandum of Understanding.  Any of these risks could materially and adversely impact Second Sight’s ongoing business, financial condition, results of operations and the market price of Second Sight shares.  Similarly, delays in the completion of the Business Combination could, among other things, result in additional transaction costs or other negative effects associated with delay and uncertainty about completion of the Business Combination and could materially and adversely impact Second Sight’s ongoing business, financial condition, results of operations and the market price of Second Sight shares.

The Share Consideration is not adjustable based on the market price of the common stock of either Second Sight or Pixium but is intended to result in Pixium owning approximately 60% of the resulting combined entity, so the

Share Consideration at the closing may have a greater or lesser value than at the time that the Memorandum of Understanding was signed.

        Upon completion of the intended Business Combination, Pixium will receive the Share Consideration, which is equal to 34,876,043 fully paid and nonassessable shares of Second Sight common stock. This share amount was fixed in the contribution agreement and the contribution agreement does not allow for this number to be adjusted for changes in the market price of Second Sight common stock.

       The market price of our common stock has been volatile, especially following the announcement of the Business Combination and it is impossible to accurately predict the market price of Second Sight common stock at the completion of the Business Combination and, therefore, impossible to accurately predict the market price of the shares of Second Sight common stock that Pixium will receive in the Business Combination. The market price for Second Sight common stock may fluctuate both prior to the completion of the Business Combination and thereafter for a variety of reasons, including, among others, general market and economic conditions, changes in laws and regulations, other changes in Second Sight’s and Pixium’s respective businesses, operations, prospects and financial results of operations, market assessments of the likelihood that the Business Combination will be completed, and the expected timing of the Business Combination. Many of these factors are beyond Second Sight’s and Pixium’s control. As a result, the market value represented by the Share Consideration will also vary.

       Neither Second Sight nor Pixium is permitted to terminate the Memorandum of Understanding solely because of changes in the market prices of Second Sight common stock. In addition, the market value of Second Sight common stock (based on the trading price of shares of Second Sight common stock) may vary significantly from the dates of the Second Sight special meeting to the date of the completion of the Business Combination.

     During early March 2021, subsequent to signing the Memorandum of Understanding, the market price of Second Sight common stock increased substantially compared both to the price of Second Sight common stock at the time of execution of the Memorandum of Understanding and with the market price of Pixium stock.  This disparity, should it continue or increase, may change the way Second Sight shareholders evaluate the business combination and cast doubt as to its ultimate approval.  Although holders of approximately 30% of our outstanding common stock have signed voting agreements to support the Pixium transaction, we may spend substantial amounts of money in pursuit of the transaction only to find that it does not receive the required shareholder approval.

The combined company may be unable to successfully integrate the business of Pixium and Second Sight or realize the anticipated benefits of the Business Combination.

       The success of the Business Combination will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses of Pixium and Second Sight, and realize the anticipated benefits, including synergies, cost savings, innovation and technological opportunities and operational efficiencies from the Second Sight in a manner that does not materially disrupt existing supplier and employee relations. The ability of the combined company to realize these anticipated benefits is subject to certain risks, including whether the combined business will perform as expected, the possibility that Second Sight paid more for the assets of Pixium than the value the combined company will derive from the Business Combination and the assumption of known and unknown liabilities of Pixium. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company common stock may decline. The combined company may fail to realize some or all of the anticipated benefits of the Business Combination if the integration process takes longer than expected or is more costly than expected.

      The integration of the two companies may result in material challenges, including: managing a larger, more complex combined business; managing a business with operations in France and incorporated in the United States, maintaining employee morale and retaining key management and other employees; retaining existing business and operational relationships, including suppliers and employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the Business Combination; consolidating corporate and administrative infrastructures and eliminating duplicative operations, including unanticipated issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems; coordinating geographically separate organizations; harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes; addressing possible differences in business backgrounds, corporate cultures and management philosophies; and unforeseen expenses or delays associated with the Business Combination.

       Many of these factors will be outside of Second Sight’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect the combined company’s business, financial condition and results of operations. Due to legal restrictions, Pixium and Second Sight are currently permitted to conduct only limited planning for the integration of the two companies following the Business Combination. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized on a timely basis, if at all.

The Memorandum of Understanding contains provisions that limit our ability to pursue alternatives to the Business Combination, could discourage third parties from submitting alternative transaction proposals to us, including proposals that may be superior to the arrangements contemplated by the Memorandum of Understanding, and provide that, in specified circumstances, we would be required to pay a termination fee.

       The Memorandum of Understanding contains provisions that make it more difficult for Second Sight to be acquired by, or enter into certain combination transactions with, a third party. The Memorandum of Understanding contains certain provisions that restrict Second Sight’s ability to, among other things, solicit, initiate or knowingly encourage, or knowingly take any other action designed to facilitate, any alternative transaction, or participate in any discussions or negotiations, or cooperate in any way with any person, with respect to any alternative transaction. In addition, following receipt by Second Sight of any alternative transaction proposal that constitutes a “superior proposal,” Pixium will have an opportunity to offer to modify the terms of the Memorandum of Understanding before the Second Sight board may withdraw, qualify or modify its recommendation with respect to the Business Combination and related matters, in favor of such superior proposal.

       These provisions could discourage a potential third-party acquirer or business combination partner that might have an interest in acquiring or combining with all or a significant portion of Second Sight or pursuing an alternative transaction from considering or proposing such a transaction. In some circumstances, upon termination of the Memorandum of Understanding, Second Sight would be required to pay a termination fee of $1 million to Pixium, as contemplated by the Memorandum of Understanding. If the Memorandum of Understanding is terminated and Second Sight determines to seek another business combination transaction, Second Sight may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Memorandum of Understanding.

We are subject to business uncertainties and contractual restrictions while the Business Combination is pending, which could adversely affect our business and operations.

       In connection with the pendency of the Business Combination, it is possible that some suppliers, partners and other persons with whom Second Sight has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Second Sight as a result of the Business Combination or otherwise, which could negatively affect Second Sight’s business, as well as the market price of Second Sights shares, regardless of whether the Business Combination is completed. Under the terms of the Memorandum of Understanding, Second Sight is subject to certain restrictions on the conduct of its business prior to completing the Business Combination, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to acquire or dispose of assets or pay dividends or incur capital expenditures above a certain amount. In addition, Second Sight is restricted in its ability in certain cases to enter into or amend contracts, incur indebtedness or settle claims. Such limitations could adversely affect Second Sight’s business and operations prior to the completion of the Business Combination. Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Business Combination.

We expect to incur substantial expenses related to the completion of the Business Combination and the integration of Pixium’s and our businesses.

       We expect to incur substantial expenses in connection with the completion of the Business Combination and the integration of a large number of processes, policies, procedures, operations, technologies and systems of Pixium and Second Sight in connection with the Business Combination. The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated synergies of the Business Combination and the business, financial condition and results of operations of the combined company. The integration process and other disruptions resulting from the Business Combination may also adversely affect the combined company’s relationships with employees, suppliers, and others with whom Second Sight and Pixium have business or other dealings, and difficulties in integrating the businesses of Second Sight and Pixium could harm the reputation of the combined company.

Lawsuits may be filed against Second Sight challenging the Business Combination and an adverse ruling in any such lawsuit may prevent the Business Combination from being completed or from being completed within the expected time frame.

       One of the conditions to the completion of the Business Combination is the absence of any judgment, order, decree, statute, law, ordinance, rule or regulation, entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction or other legal restraint or prohibition in effect preventing the completion of the Business Combination. Accordingly, if litigation is filed challenging the Business Combination and a plaintiff is successful in obtaining an order enjoining completion of the Business Combination, then such order may prevent the Business Combination from being completed or from being completed within the expected time frame.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office and facilities are located at 13170 Telfair Avenue Sylmar, California 91342, which consists of approximately 17,290 rentable square feet at a base rent of approximately $17,000 per month. The sub-lease expires in March 2023. We believe that these premises are adequate for our foreseeable needs.

Item 3. Legal Proceedings

We are not a party to threatened or pending material legal proceedings other than those involving Pixium described in “Risk Factors—Risks Related to Intellectual Property and Other Legal Matters”.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Price, Dividends and Related Matters

Second Sight’s common stock is traded on the Nasdaq Capital Market under the symbol “EYES.”

	High	Low
Fiscal Year Ended December 31, 2020
First quarter	$6.05	$0.99
Second quarter	$2.10	$0.81
Third quarter	$1.04	$0.73
Fourth quarter	$3.22	$0.73

Fiscal Year Ended December 31, 2019
First quarter	$8.00	$5.48
Second quarter	$9.12	$5.22
Third quarter	$7.68	$5.84
Fourth quarter	$7.34	$5.80

On March 13, 2021 there were approximately 90 shareholders of record.

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

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements. The consolidated statements of operations data set forth below for the years ended December 31, 2020 and 2019 and the consolidated balance sheet data as of December 31, 2020 and 2019 are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements included elsewhere in this Form 10-K.

	Years Ended December 31,
(in thousands, except per share data)	2020	2019
Net sales	$—	$3,379
Cost of sales	(500)	2,152
Gross profit (loss)	500	1,227
Operating expenses:
Research and development, net of grants	4,836	13,143
Clinical and regulatory, net of grants	1,687	3,354
Selling and marketing	701	6,101
General and administrative	5,943	9,226
Restructuring charges	2,229	3,357
Total operating expenses	15,396	35,181
Loss from operations	(14,896)	(33,954)
Interest income	16	362
Net loss	$(14,880)	$(33,592)
Net loss per common share – Basic and diluted	$(0.72)	$(2.28)
Weighted average shares outstanding – Basic and diluted	20,575	14,708

	As of December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$3,177	$11,327
Working capital (deficit)	$(863)	$6,151
Total assets	$4,460	$16,599
Stockholders’ equity (deficit)	$(672)	$7,275

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Second Sight Medical Products, Inc. (NASDAQ: EYES) has developed, manufactured and marketed implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest population of sight-impaired individuals.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”) Although regularly scheduled visits are on hold due to the coronavirus outbreak, sites continue to see patients if needed for any potential medical issues that may arise including any suspected adverse events. Our 12 month results for the subjects indicate to us that:

•We have a good safety profile. Four subjects experienced a total of eleven adverse events (AEs) related to the device or to the surgery, through the latest independent medical safety monitor meeting in March 2020. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE was resolved quickly and did not require a hospital stay.

•The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. On square localization, five of the six subjects in our feasibility study performed significantly better with the system on than off. On direction of motion, all six performed better on than off; and on grating visual acuity, three had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, which stands for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Our FLORA results show that for five of the six subjects, the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

In May 2020, we completed an underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate gross proceeds of $7.5 million, and net proceeds of approximately $6.7 million after deducting underwriting discounts, commissions and other offering expenses. Based on our current plans, existing cash and cash equivalents can sustain our operations into June 2021.

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

On July 7, 2020, we entered into a lease with Sylmar Biomedical Park, LLC, to lease a smaller portion of our present facility.  The new lease allowed us to significantly reduce our rent while maintaining operations and the current address.  The term of the lease was from June 16, 2020 until December 31, 2020. We have terminated this lease and moved effective February 1, 2021.

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes, are payable on December 31, 2021.

On January 5, 2021, we entered into a Memorandum of Understanding with Pixium Vision, a publicly held French company (“Pixium”). Pursuant to the terms of the Memorandum of Understanding, which sets forth the framework of the principal actions to be taken, (i) we will raise additional working capital of at least $25,000,000 in a private placement of equity securities of Second Sight to accredited investors (the “Fund Raising”); (ii) Pixium will contribute to us certain assets in exchange for newly issued common stock of Second Sight (the “Contribution”); and (iii) we will transfer our Orion assets to a newly formed subsidiary (“SpinCo”), the share capital of which would be partially spun-off to our shareholders  (the “Spin-Off” and, together with the Fund Raising and the Contribution, the “Business Combination”).  See Note 14 for further discussion.

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to lease office space to replace our existing headquarters.  We will pay $17,000 per month, increasing to $17,500 per month on February 1, 2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar CA 91342.  Additionally, we receive full rent abatement for March 2021, and half rent abatement for March 2022. The sub-lease is for two years and two months. We nor any affiliates are related to, or otherwise have any other relationship with, the other parties, other than the lease.

By letter dated February 26, 2021, the Center for Devices and Radiological Health (CDRH) of the U.S. Food and Drug Administration (FDA) approved the Argus 2s Retinal Prosthesis System developed by Second Sight Medical Products, Inc. Argus 2s is a redesigned set of external hardware (glasses and video processing unit) to be used in combination with previously implanted Argus II systems for the treatment of retinitis pigmentosa (RP). We issued a press release on March 5, 2021 entitled Second Sight Medical Products, Inc. Receives FDA Approval for the Argus 2s Retinal Prosthesis System. Argus II, and now Argus 2s, are approved under a humanitarian device exemption (HDE). The approval is contingent upon the Company filing periodic reports with CDRH, use only under prescription, under the supervision of an institutional review board (IRB), and taking all other required actions under FDA rules. We expect that the Argus 2s will be adapted to be the external system for the next generation Orion Visual Cortical Prosthesis System currently under development

We are actively developing multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Orion user experience.  In most cases, we collaborate with third-party firms to advance and integrate these innovative technologies with our artificial vision systems.  Examples of technologies that we are currently researching include: eye tracking, object recognition and localization, thermal imaging and depth-based image decluttering.

We are subject to the risks and uncertainties associated with a business without revenues, including limitations on our operating capital resources and uncertain future demand for our product. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least twelve months from the date of issuance of this report. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings, debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Capital Funding

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. We have funded our business since 2018 has been primarily through the following transactions:

•	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders
•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million
•	A Rights offering of common stock and warrants in February 2019 which provided $34.4 million of net cash proceeds

•	Issuances of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2019 which provided $0.1 million of net cash proceeds

•	Revenue of $3.4 million for the year ended December 31, 2019 generated by sales of our Argus II product.

We received a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year award of $1.4 million was recently approved under this grant. As of December 31, 2020 we recorded $0.9 million of deferred grant costs which will be offset with the related grant funds when received. During the twelve months ended December 31, 2020, we received a total of $0.4 million of grant funds primarily from this grant.

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

In November 2017 we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we offered and sold, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the SEC. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold 278,000 shares of common stock for additional net proceeds of $4.0 million under the Sales Agreement. During December 2019, we sold approximately 17,000 shares of common stock which provided net proceeds of $0.1 million under the Sales Agreement. This agreement was terminated in April 2020.

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million.

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes are payable on December 31, 2021.

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel medical device. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least twelve months from the date of issuance of this report. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds during that period, through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. Accordingly, these factors among others raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm, in its report on our 2020 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. See “Risk Factors.”

Insurance Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the price of the Orion system, our future sales would be limited without the availability of third-party reimbursement. In the U.S., coding, coverage, and payment are necessary for the surgical procedure and Orion system to be reimbursed by payors. Coding will need to be established for the device and the surgical procedure. Coverage and payment vary by payor. The majority of Argus II were patients are eligible for Medicare, and coverage is primarily provided through traditional Medicare, sometimes referred to as Medicare Fee-for-Service (“FFS”) or Medicare Advantage. A small percentage of patients are covered by commercial insurers.

•	Medicare FFS patients – Coverage is determined by Medicare Administrative Contractors (MACs) that administer various geographic regions of the U.S.

•

Medicare Advantage patients – Medicare Advantage plans are required to cover the same benefits as those covered by the MAC in that jurisdiction. For example, if a MAC in a jurisdiction has favorable coverage for Orion, then typically Medicare Advantage plans in that MAC jurisdiction offer the same coverage. Individual hospitals and ASCs may negotiate contracts specific to that individual facility. In addition, procedural payment is variable and can be based on a percentage of billed charges, payment groupings or other individually negotiated payment methodologies. Medicare Advantage plans also allow providers to confirm coverage and payment for the procedure in advance of implantation.

•

Commercial insurer patients – Commercial insurance plans make coverage and payment rate decisions independent of Medicare, and contracts are individually negotiated with facility and physician providers.

Currently, we are in the process of evaluating potential reimbursement pathways for Orion in the U.S. market. Compared to Argus II, which was largely catering to the Medicare patient population, Orion is expected to address a patient population with a more diverse and balanced payor mix due to our potential indications profile and expected younger patient population, on average. As Orion is a part of the FDA’s Breakthrough Devices program, we are closely evaluating a variety of fast-track reimbursement programs, including recent encouraging announcements from CMS proposing modernization of payment policies for medical devices that meet FDA’s Breakthrough Devices designation. We have also approached some commercial payors and CMS to get their feedback to ensure our overall reimbursement strategy for Orion therapy will cater to their key data requirements.

 Product and Clinical Development Plans

Orion. By further developing our visual cortical prosthesis, Orion, we believe we may be able to significantly expand our market to include nearly all profoundly blind individuals. The principle notable exceptions for potential use of the Orion are those who are blind due to otherwise currently treatable diseases, individuals who are born blind, or blindness due to direct damage of the visual cortex, which is rare. However, of the estimated 36 million blind people worldwide, there are approximately 5.8 million people who are legally blind due to causes that are not otherwise treatable (including RP) or age-related macular degeneration (“AMD”). We continue to develop and refine our estimates of the potential addressable market size as we evaluate the commercial prospects for Orion using a combination of published sources, third party market research, and physician feedback.  We currently estimate over 500,000 individuals in the US are legally blind due to retinitis pigmentosa, glaucoma, diabetic retinopathy, optic nerve disease and eye injury. Of this population, we estimate the potential US addressable market is between 50,000 and 100,000 individuals with bi-lateral blindness at the light-perception level or worse.  Our marketing approvals by the FDA and other regulatory agencies will ultimately determine the subset of these patients who are eligible for the Orion based on our clinical trials and the associated results.

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

Revenue Recognition.  We generated our revenue from sales of our Argus II Retinal Prosthesis Systems, which include the implant and wearable components. Our product sales generally consisted of the implant and related surgical supplies and may include a performance obligation related to post-surgical support. We have discontinued sales of this product to focus on development of Orion.

We sold our products through two main sales channels: 1) directly to customers who use our products (the “Direct Channel”) and 2) to distribution partners who resell our products (the “Indirect Channel”).

Under the Direct Channel, we sold our systems to and we received payment directly from customers who implanted our products. Under our Indirect Channel, we entered into distribution agreements that allowed the distributors to sell our systems and fulfill performance obligations for surgical support and post-surgical support.

We determined revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue was generally recognized upon surgical implant, unless we had a significant performance obligation for post-surgical support. We recognized revenue when a material reversal was no longer probable. Conditions that precluded us from recognizing revenue generally involved new customers with no reimbursement or reimbursement history, and depended on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

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

Results of Operations

Net sales. Our net sales were derived primarily from the sale of our Argus II product. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of the Argus II, we made the decision in 2018 to maximize capital efficiency with our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs. In October 2018, we announced a restructuring of our international commercial activities and personnel. This restructuring resulted in a decision to no longer support new implants of Argus II in Turkey, Iran, Singapore and Russia. Our sales were also impacted by our decision in May 2019 to suspend Argus II production and focus on our Orion platform. We expect no further sales of Argus II.

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

•

Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing and business development functions, as well as costs associated with promotional and other marketing activities, including the cost of units consumed as demos or samples. We have suspended sales activities until such time as we are ready to market Orion.

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

Comparison of the Years Ended December 31, 2020 and 2019

Worldwide commercial implant volume for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Europe and the Middle East	—	6
Asia	—	6
United States	—	16
Total	—	28

Net Sales. There were no net sales in 2020 compared to $3.4 million in 2019. There were no implants in 2020 as compared to 2019 when 26 implants were recognized. We ceased sales of Argus II to focus on our new product Orion.

Cost of sales. Cost of sales decreased from $2.2 million in 2019 to a negative $0.5 million in 2020. In 2020, we ceased sales of Argus II, thus a significant portion of our manufacturing activity related to Orion prototypes were reported in our research and development expenses. In addition, we revised our expected warranty expenses due to our cessation of Argus II production and the related peripherals which resulted in a reduction of our warranty liability of $0.5 million.

Research and development expense. Research and development expense decreased from $13.1 million in 2019 to $4.8 million in 2020, a decrease of $8.3 million, or 63%. The decrease from the prior year was primarily due to decreased headcount and outside services.

Clinical and regulatory expense. Clinical and regulatory expense decreased from $3.4 million in 2019 to $1.7 million in 2020, a decrease of $1.7 million, or 50%. The decrease primarily related to costs associated with the Orion feasibility study which were higher in 2019 at the times of the implants and our reduced costs due to the pandemic restricting our patient access. We expect clinical and regulatory costs to increase in the future as we conduct additional clinical trials, such as the future pivotal study with Orion and if we enroll additional subjects.

Selling and marketing expense. Selling and marketing expense decreased from $6.1 million in 2019 to $0.7 million in 2020, a decrease of $5.4 million or 89%. This decrease in spending is the result of our cancelation of our commercial activities associated with the Argus II until such time as we produce a commercial product from our Orion platform.

General and administrative expense. General and administrative expense decreased from $9.2 million in 2019 to $5.9 million in 2020, a decrease of $3.3 million, or 36%. The decrease is primarily related to reduced personnel costs which includes a reduction in non-cash stock compensation expense.

Restructuring charges. We recorded non-cash restructuring charges of $1.2 million in 2020 comprised of $0.5 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion. We recorded a cash charge of $0.2 million in material and overhead costs associated with Argus II and a $0.8 million for severance compensation and other associated costs all of which was substantially settled by December 31, 2020.We recorded a non-cash restructuring charge of $2.6 million in 2019 to our reserve for excess and obsolete inventory in connection with our plans to suspend Argus II production. In addition, we recognized $0.8 million of pre-tax restructuring charges in 2019 consisting of severance and other employee termination benefits, substantially all of which was settled in cash during 2019.

Net loss. The net loss was $14.9 million in 2020, as compared to $33.6 million in 2019. The $18.7 million decrease in net loss from 2019 to 2020 was primarily attributable to a $19.8 million decrease in operating expenses due to cessation of Argus II commercial activities offset by a $0.7 million decrease in gross profit.

Liquidity and Capital Resources

We have experienced recurring operating losses and negative operating cash flows since inception and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings.

Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least 12 months from the date of issuance of this Form 10K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of Argus II or any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s 2020 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes, are payable on December 31, 2021.

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million.

In the period from January 1, 2018 to February 28, 2018, we sold approximately 278,000 additional shares through our At Market Issuance Sales agreement, raising gross proceeds of approximately $4.1 million and net proceeds of approximately $4.0 million after expenses. During December 2019, we sold approximately 17,000 shares of common stock through the same agreement which provided net proceeds of $0.1 million. In April 2020, we terminated the Sales Agreement with the Agents.

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

Working capital was a negative $0.9 million at December 31, 2020, as compared to $6.2 million at December 31, 2019, a decrease of $7.1 million.

Cash Flows from Operating Activities

During 2020, we used $16.8 million of cash in operating activities, consisting primarily of a net loss of $14.9 million, offset by non-cash charges of $1.8 million for depreciation and amortization of property and equipment, stock-based compensation, restructuring charges for inventory impairment, and $3.7 million from a net change in operating assets and liabilities.

During 2019, we used $27.6 million of cash in operating activities, consisting primarily of a net loss of $33.6 million, offset by non-cash charges of $5.9 million for depreciation and amortization of property and equipment, stock-based compensation, restructuring charges for inventory impairment, and $0.1 million from a net change in operating assets and liabilities.

Cash Flows from Investing Activities

Investing activities in 2020 and 2019 used $0.3 million and $0.5 million, respectively, of cash for the purchase of equipment. In 2020 the sale of assets held for sale provided cash of $0.4 million.

Cash Flows from Financing Activities

Financing activities provided $8.6 million of cash in 2020, including 6.7 million from the net proceeds from the issuance of common stock and warrants and $2.2 million from the issuance of debt offset by the repurchase of ESPP shares and fractional shares of $0.3 million.

Financing activities provided $35.0 million of cash in 2019, including $34.5 million from the net proceeds from the issuance of common stock and warrants and $0.5 million from the issuance of common stock for ESPP purchases

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2019, our cash equivalents consisted solely of money market funds while as of December 31, 2020 we had no cash equivalents.

Exchange Rate Sensitivity

During 2019, approximately 69% of our revenue was denominated in U.S. dollars and 31% in Euros. For 2020 and 2019, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

As of December 31, 2020, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls. Our management, including our CEO and CAO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

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

As of December 31, 2020, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has completed written documentation of its internal control policies, procedures and controls and has completed its testing of its key controls. Based upon the results of this testing we have concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2021 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2020 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Dated: March 16, 2021	Second Sight Medical Products, Inc.

/s/ Matthew Pfeffer
Matthew Pfeffer
Acting Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Second Sight Medical Products, Inc., each hereby severally constitutes and appoints Matthew Pfeffer as his true and lawful attorney-in-fact and agent, with full power of substitution to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew Pfeffer	Acting Chief Executive Officer and Director	March 16, 2021
Matthew Pfeffer	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	March 16, 2021
Edward Sedo	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	March 16, 2021
Gregg Williams

/s/ Jonathan Will McGuire	Director	March 16, 2021
Jonathan Will McGuire

/s/ Aaron Mendelsohn	Director	March 16, 2021
Aaron Mendelsohn

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Second Sight Medical Products, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Second Sight Medical Products, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Warranties

As described in Note 2 to the consolidated financial statements, the Company estimates the accruals for product warranties based on historical warranty experience and current product performance trends. Management periodically assesses the adequacy of the recorded warranty liabilities and adjusts the amounts as necessary.

We identified product warranties accrual as a critical audit matter. The methods and underlying assumptions involved in assessing the adequacy of warranty liabilities involve management estimates and judgment based on reported claims, replacement costs, and historical settlement amounts, among other items. Auditing management’s estimate of the Company’s product warranties was challenging due to the significant judgment and subjectivity required to evaluate the reasonableness of future warranty claims.

To evaluate management’s estimate of product warranties, our audit procedures included, among others, evaluating the underlying data used by management to estimate the accrual, making inquiries of operational and executive management regarding knowledge of known product warranty claims and evaluating whether they were appropriately considered in the determination of the product warranty accrual, comparing the product warranty accrual in prior years to the actual product warranty claims paid in subsequent years, and developing an expectation for the accrual based on the historical amounts recorded and compared our expectation to the amount recorded by management.

Accounting for Grant Revenue

As described in Note 2 to the financial statements, grant revenue is recognized in the period during which the Company incurs the related costs, provided that the Company has incurred the cost in accordance with the specifications and work plans determined between the Company and the government entity.

We identified the accounting for grant revenue as a critical audit matter. Significant judgment was used in determining whether the grant is a contract with a customer, which in turn led to a high degree of auditor judgment in performing procedures and evaluating audit evidence.

The following are the primary procedures we performed to address this critical audit matter. We reviewed the grant agreement to identify significant terms. We reviewed management’s accounting treatment and evaluated whether such was reasonable. We selected a sample of grant related costs recognized during the current year and reviewed the supporting documents.

/s/ Gumbiner Savett Inc.

We have served as the Company's auditor since 2014

Santa Monica, California

March 16, 2021

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$3,177	$11,327
Accounts receivable, net	—	455
Inventories, net	—	1,029
Prepaid expenses and other current assets	1,092	299
Total current assets	4,269	13,110

Property and equipment, net	174	1,122
Right-of-use assets	—	2,342
Deposits and other assets	17	25

Total assets	$4,460	$16,599
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$486	$1,093
Accrued expenses	875	1,889
Accrued compensation expense	173	2,698
Accrued clinical trial expenses	1,063	707
Current operating lease liabilities	—	237
Current debt	2,200	—
Contract liabilities	335	335
Total current liabilities	5,132	6,959

Long term operating lease liabilities	—	2,365
Total liabilities	5,132	9,324

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 23,214 and 15,643 at December 31, 2020 and December 31, 2019, respectively	270,126	264,008
Additional paid-in capital	49,314	48,613
Accumulated other comprehensive loss	(448)	(562)
Accumulated deficit	(319,664)	(304,784)
Total stockholders’ equity (deficit)	(672)	7,275

Total liabilities and stockholders’ equity (deficit)	$4,460	$16,599

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Net sales	$—	$3,379
Cost of sales	(500)	2,152
Gross profit	500	1,227
Operating expenses:
Research and development, net of grants	4,836	13,143
Clinical and regulatory, net of grants	1,687	3,354
Selling and marketing	701	6,101
General and administrative	5,943	9,226
Restructuring charges	2,229	3,357
Total operating expenses	15,396	35,181
Loss from operations	(14,896)	(33,954)
Interest income	16	362
Net loss	$(14,880)	$(33,592)
Net loss per common share – basic and diluted	$(0.72)	$(2.28)
Weighted average shares outstanding – basic and diluted	20,575	14,708

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2020	2019
Net loss	$(14,880)	$(33,592)
Other comprehensive income (loss):
Foreign currency translation adjustments	114	13
Comprehensive loss	$(14,766)	$(33,579)

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 1, 2019	9,542	$229,019	$44,111	$(575)	$269,471	$3,084
Adoption of ASC Topic 842 Leases (see note 2)	—	—	—	—	(144)	(144)
Warrants modification (see note 6)	—	—	1,577	—	(1,577)	—
Issuance of common stock and warrants in connection with rights offering, net of issuance costs	5,976	34,399	—	—	—	34,399
Issuance of common stock in connection with employee stock purchase plan	99	484	—	—	—	484
Stock-based compensation expense	—	—	2,925	—	—	2,925
Issuance of shares of common stock, net of issuance costs	17	106	—	—	—	106
Release of restricted stock units	9	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(33,592)	(33,592)
Foreign currency translation adjustment	—	—	—	13	—	(13)
Comprehensive loss	—	—	—	13	(33,592)	(33,579)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,275
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of common stock and warrants in connection with rights offering, net of issuance costs	7,500	6,393	280	—	—	6,673
Issuance of common stock in connection with ATM	1	6	—	—	—	6
Stock-based compensation expense	—	—	421	—	—	421
Repurchase of ESPP shares as part of a rescission offer	(39)	(270)	—	—	—	(270)
Cash-less exercise of underwriter’s warrants	96	—	—	—	—	—
Release of restricted stock units	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(14,880)	(14,880)
Foreign currency translation adjustment	—	—	—	114	—	114
Comprehensive loss	—	—	—	114	(14,880)	(14,766)
Balance, December 31, 2020	23,214	$270,126	$49,314	$(448)	$(319,664)	$(672)

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,880)	$(33,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	164	397
Stock-based compensation	421	2,925
Non-cash lease expense	3	17
Bad debt expense	—	—
Restructuring charges-inventory impairment	1,214	2,587
Changes in operating assets and liabilities:
Accounts receivable	461	48
Inventories	529	(347)
Prepaid expenses and other assets	(785)	1,070
Accounts payable	(1,051)	(213)
Accrued expenses	(731)	(472)
Accrued compensation expenses	(2,524)	8
Accrued clinical trial expenses	357	(226)
Contract liabilities	—	169
Net cash used in operating activities	(16,822)	(27,629)
Cash flows from investing activities:
Purchases of property and equipment	(330)	(493)
Sale of assets held for sale	398	—
Net cash provided (used) in investing activities	68	(493)
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	6,679	34,505
Repurchase of ESPP shares and fractional shares in connection with reverse stock split	(281)	—
Debt financing	2,200	—
Proceeds from exercise of options, warrants and employee stock purchase plan options	—	484
Net cash provided by financing activities	8,598	34,989
Effect of exchange rate changes on cash and cash equivalents	6	(11)
Cash and cash equivalents:
Net Increase (decrease)	(8,150)	6,856
Balance at beginning of year	11,327	4,471
Balance at end of year	$3,177	$11,327

Non-cash financing activities:

     Fair value of warrants issued in connection with issuance of common stock                                        $280                        $—

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.
AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.   Organization and Business Operations

Second Sight Medical Products, Inc. (“Second Sight,” the “Company,” “we,” “us,” “our” or similar terms), was incorporated in the State of California in 2003. We develop, manufacture and market implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest population of sight-impaired individuals.

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

Going Concern

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2018 has been primarily provided by:

•	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders

•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million
•	Issues of common stock and warrants in a Rights Offering in February 2019 which provided $34.4 million of net cash proceeds

•	Issuances of common stock through our At Market Issuance Sales Agreement during the fourth quarter of 2019 which provided $0.1 million of net cash proceeds

•	Revenue of $3.4 million for the years ended December 31, 2019 generated by sales of our Argus II product.

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

The Company’s financial statements have been presented on the basis that its business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with one product line and limited commercial product revenues, including limitations on our operating capital resources and uncertain demand for our product. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for at least the next few years. On January 25, 2019, we received a letter from The Nasdaq Stock Market advising us that for 30 consecutive trading days preceding the date of the letter, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market pursuant to listing rules, and therefore we could have been subject to delisting if we did not regain compliance within the compliance period (or the compliance period as may be extended). On January 6, 2020 we initiated a reverse 1-for-8 (1:8) reverse stock split, which reduced our outstanding shares and increased our per share price which regained compliance with Nasdaq rules.

Based on our current plans, we do not have sufficient funds to continue operating our business at current levels for at least 12 months from the date of issuance of these financial statements. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or any other approved product candidates, or we may be unable to expand our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm, in its report on our 2020 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

Accounts receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from our customers or interest on past due amounts. We estimate the allowance for doubtful accounts based on review and analysis of specific customer balances that may not be collectible and how recently payments have been received. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. Allowance for doubtful accounts amounted to approximately $0.1 million and $0.1 million at December 31, 2020 and 2019, respectively.

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

       Depreciation and amortization of property and equipment amounted to $0.2 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Research and Development

       Research and development costs are charged to operations in the period incurred and amounted to $4.8 million, and $13.1 million net of grant revenue, for the years ended December 31, 2020 and 2019, respectively.

Patent Costs

       Due to the uncertainty associated with the successful development of one or more commercially viable products based on our research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $0.2 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Revenue Recognition

We generated our revenue from the sale of our Argus II Retinal Prosthesis System, which includes the implant and wearable components. Our product sales generally consisted of the implant and related surgical supplies and may include a performance obligation related to post-surgical support.

We sold our products through two main sales channels: 1) directly to customers who use our products (the “Direct Channel”) and 2) to distribution partners who resell our products (the “Indirect Channel”).

Under the Direct Channel, we sold our systems to and we received payment directly from customers who implant our products. Under our Indirect Channel, we have entered into distribution agreements that allow the distributors to sell our systems and fulfill performance obligations for surgical support and post-surgical support.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation

Revenue was generally recognized upon surgical implant, unless we have a significant performance obligation for post-surgical support. We recognized revenue when a material reversal is no longer probable. Conditions that precluded us from recognizing revenue generally involved new customers with no reimbursement or reimbursement history, and depended on third-party behavior beyond our control, uncertain payment cycles over an extended period of time, and our limited historical experience with these arrangements.

 Grant Receipts and Liabilities

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. During the years ended December 31, 2020 and 2019 grants offset against operating expenses were $1.3 million and $0.9 million, respectively.

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

Customer Concentration

The following tables provide information about disaggregated revenue by service type, customer and geographical market.

The following table shows our revenues by customer type during the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Direct Channel	$—	$2,861
Indirect Channel	—	518
Total	$—	$3,379

     During the year ended December 31, 2019 five customers represented 61% of revenue. No other customer represented 10% or more of revenue.

As of December 31, 2020 and 2019, the following customers comprised more than 10% accounts receivable:

	2020	2019
Customer 1	—%	35%
Customer 2	—%	33%
Customer 3	—%	32%

Geographic Concentration

During the years ended December 31, 2020 and 2019, regional revenue, based on customer locations which comprised 10% or more of revenues, consisted of the following:

	2020	2019
United States	—%	65%
Italy	—%	19%
China	—%	10%

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2020 and 2019 include assets amounting to approximately $18,000 and $1.3 million, respectively, relating to our operations in Switzerland. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Comprehensive and other comprehensive income (loss) is reported on the face of the financial statements. For the years ended December 31, 2020 and 2019 comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) which, for us, consists entirely of foreign currency translation adjustments and there were no material reclassifications from other comprehensive loss to net loss during the years ended December 31, 2020 and 2019.

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

As of December 31, 2020, we had federal and state of California income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $116.1 million and $58.1 million, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until these unused losses expire. However, we may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2035 through 2037 for federal net operating losses generated before 2018. Federal net operating losses generated for year 2018 and forward do not expire. State net operating losses expire from 2033 through 2040. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

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

Product Warranties

Our policy is to warrant all shipped products against defects in materials and workmanship for up to two years by replacing failed parts. We also provide a three-year manufacturer’s warranty covering implant failure by providing a functionally-equivalent replacement implant. Accruals for product warranties are estimated based on historical warranty experience and current product performance trends and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.  During 2020 we reduced our warranty expense by $0.5 million due to the discontinued sales of Argus II and the resultant end of the product warranty periods. The warranty liabilities are included in accrued expenses in the consolidated balance sheets.

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

At December 31, 2020, and 2019, we excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive (in thousands).

	2020	2019
Underwriter’s warrants	77	—
Warrants issued with rights offerings	7,682	7,682
Common stock options	196	984
Restricted stock units	—	61
Employee stock purchase plan	—	53
Total	7,955	8,780

Operating Segments

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

Restructuring Charge

On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded further impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $1.0 million in severance payments and other costs associated with the wind down, all of which were substantially paid by December 31, 2020.

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

3. Money Market Funds

Money market funds included in cash equivalents at December 31, 2020 were $3.1 million.  Money market funds included in cash equivalents at December 31, 2019 totaled $11.3 million .

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2020 and 2019 (in thousands).

	Total	Level 1	Level 2	Level 3
December 31, 2020:
Money market funds	$3,122	$3,122	$—	$—

December 31, 2019:
Money market funds	$11,307	$11,307	$—	$—

4. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Raw materials	$—	$803
Work in process	—	1,716
Finished goods	295	2,069
	295	4,588
Allowance for excess and obsolescence	(295)	(3,559)
Inventories, net	$—	$1,029

 We recorded $0.5 million and $2.6 million as an impairment charge during the years ended December 31, 2020 and December 31, 2019, respectively, related to our plans to suspend and eventually discontinue Argus II production which is recorded in restructuring charges in the consolidated statements of operations. See note 2 for further details.

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Laboratory equipment	$584	$2,724
Computer hardware and software	69	1,672
Leasehold improvements	—	304
Furniture, fixtures and equipment	—	78
	653	4,778
Accumulated depreciation and amortization	(479)	(3,656)
Property and equipment, net	$174	$1,122

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million related to our fixed assets used primarily for Argus activities which is recorded in restructuring charges in the consolidated statements of operations. We sold a substantial number of our fixed assets for net proceeds of $0.4 million in July 2020.

Debt

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes, are payable on December 31, 2021.

Contract Liabilities

Contract liabilities consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning Balance	$335	$167
Consideration received in advance of revenue recognition	—	387
Revenue recognized	—	(219)
Ending Balance	$335	$335

Allowance for Doubtful Accounts

Allowance for doubtful accounts consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Beginning Balance	$117	$181
Additions	—	1
Write-offs	—	(65)
Ending Balance	$117	$117

5. Grants

       We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. The NIH grant funds ongoing and planned clinical activities and will be used to conduct and support clinical testing of five subjects implanted with the Orion™ Cortical Visual Prosthesis (Orion), submit and obtain Investigational Device Exemption approval from the U.S. Food and Drug Administration (FDA), and fund an Institutional Review Board approval for a larger and final clinical study as approved by the FDA. During the year ended December 31, 2020, we received a total of $0.4 million of grant funds primarily from this grant. During the year ended December 31, 2019, we received a total of $0.9 million of grant funds primarily from this grant. Subsequent to year end, we received an additional $0.3 million of grant funds.

6. Warrants

Underwriter’s Warrant Issued in Public Offering

As a component of the funding underwriting fee of our May 5, 2020 public underwriting offer, we granted  375,000 warrants at an exercise price of $1.25 which expire on May 5, 2025. At December 31, 2020, 77,250 of the warrants are still outstanding. Warrants of 297,750 were exercised on a cash-less basis in December, 2020 resulting in the issuance of 95,434 shares of common stock.

Underwriter’s Warrant Issued in IPO

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

On March 6, 2017, we completed a registered rights offering to existing stockholders in which we sold approximately 1,706,000 units at $11.76 per unit, which was the adjusted closing price of our common stock on that date. Each unit consisted of a share of our common stock and a warrant to purchase an additional share of our stock for $11.76. The warrants have a five-year life and have been approved for trading on Nasdaq under the symbol EYESW. As of December 31, 2020, 632 of the warrants associated with the rights offering had been exercised.

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

A summary of warrant activity for the years ended December 31, 2020 and 2019 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2018	1,806	16.08
Granted	5,976	11.76
Exercised	—	—
Forfeited or expired	(100)	90.00
Warrants outstanding at December 31, 2019	7,682	11.76
Granted	375	1.25
Exercised	(298)	1.25
Forfeited or expired	—	—
Warrants outstanding at December 31, 2020	7,759	11.66	3.21
Warrants exercisable at December 31, 2020	7,759	11.66	3.21

Warrants exercisable at December 31, 2020 had $48,000 in intrinsic value.

7. Employee Benefit Plans

We have a 401(k) Savings Retirement Plan (the “Plan”) that covers substantially all full-time employees who meet the plan’s eligibility requirements and provides for an employee elective contribution. The Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. For the years ended December 31, 2020 and 2019, employer contributions to the Plan totaled $0.1 million and $0.2 million, respectively.

We are required to contribute to a government-sponsored pension plan for the employees of our Switzerland-based subsidiary. For the years ended December 31, 2020 and 2019, the employer’s portion of the amounts contributed to the subsidiary’s pension plan on behalf of those employees was $0.01 million and $0.1 million, respectively.

8. Equity Securities

On June 4, 2019, our shareholders approved an amendment to our articles of incorporation increasing our authorized no par value common shares from 200,000,000 to 300,000,000. The Board of Directors has the authority to establish the rights, preferences, privileges and restrictions granted to and imposed upon the holders of preferred stock and common stock.

Common Stock Issuable

Non-employee members of our Board are generally compensated by cash and stock option grants. For the twelve months ended December 31, 2020 our members were compensated $0.1 million and $0.1 million was accrued for future stock option grants at December 31, 2020. For the twelve months ended December 31, 2019 our members were compensated $0.2 million and also received stock options valued at $0.2 million.

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

We recognized stock-based compensation cost of $0.4 million and $2.9 million during 2020 and 2019, respectively. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019
Risk-free interest rate	0.31% – 1.50%	1.43% – 2.63%
Expected dividend yield	0%	0%
Expected volatility	78.0% to 96.0%	72.0%
Expected term	6.02 years	5.50-6.08 years
Weighted-average grant date calculated fair value	$3.72	$3.97

.

A summary of stock option activity for the years ended December 31, 2020 and 2019 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2018	890	$30.68
Granted	336	6.13
Exercised	—	—
Forfeited or expired	(242)	32.75
Options outstanding at December 31, 2019	984	$21.78
Granted	228	5.49
Exercised	—	—
Forfeited or expired	(1,016)	19.34
Options outstanding at December 31, 2020	196	$15.48	7.65
Options exercisable at December 31, 2020	133	$20.43	7.10

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2020 (in thousands):

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)
$0.90 to 0.91	22	2
$5.67 to 6.64	95	56
$13.84 to 16.40	54	50
$32.80 to 40.00	11	11
$72.08 to 104.72	14	14
	196	133

Stock options exercisable at December 31, 2020 had minimal intrinsic value. As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 2.84 years.

During the year ended December 31, 2020, we granted stock options to purchase 227,701 shares of common stock to certain employees and directors. The options are exercisable for a period of ten years from the date of grant at prices ranging from $0.90 to $5.98 per share, which was the fair value of our common stock on the respective grant dates. The options generally vest over a period of four years. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $0.8 million ($0.69 to $4.05 per share).

In October 2017 and in January 2018 we granted stock options to purchase 18,750 and 3,750 shares of common stock, respectively, to an outside contractor in connection with his services. The options were exercisable for a period of ten years from the date of grant at a price of $9.68 and $16.48 respectively, per share, which was the fair value of our common stock on each grant date. The options were scheduled to vest over a four year period. The unvested portion of these stock options was re-measured by us at each reporting period. The contractor’s services ended during 2019 and these options expired.  For the year ended December 31, 2019 $12,000  was expensed for these grants.

Employee Stock Purchase Plan

We adopted an employee stock purchase plan in June 2015 for all eligible employees. Under the plan, shares of our common stock may be purchased at six-month intervals at 85% of the lower of the closing price of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 12,500 shares of common stock in any one offering period. At December 31, 2020, 241,719 shares were issued under the stock purchase plan. Although we originally registered shares for sale to employees under our 2015 Employee Stock Purchase Plan, as amended, we discovered that we had inadvertently exceeded the number of shares registered. We offered to rescind the sale of up to 45,468 shares of our common stock to persons who purchased those shares under the ESPP and to reimburse any losses upon the sale of up to an additional 2,470 shares of our common stock from persons who purchased shares from our ESPP but have resold such shares, in each case, because these shares may not have been exempt from registration under the Securities Act of 1933. It may also be possible that by not disclosing that the shares were unregistered, we may face contingent liability for noncompliance with applicable federal and state securities laws. The rescission of these share purchases resulted in the repurchase and cancelation of 39,467 shares of our common stock. The total cost for the repurchase of these shares and the reimbursement of any losses from the sale of such shares totaled approximately $270,000.

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

Restricted Stock Units

The following table presented below summarizes Restricted Stock Unit (RSU) activity for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2018	4	$99.44
Awarded	66	6.00
Vested	9	52.08
Forfeited/canceled	—	—
Outstanding as of December 31, 2019	61	$5.92
Awarded	—	—
Vested	15	5.92
Forfeited/canceled	46	5.92
Outstanding as of December 31, 2020	—	$—

As of December 31, 2020, there was no unrecognized compensation cost related to RSUs as they have all been canceled.

The total stock-based compensation recognized for stock-based awards granted in the consolidated statements of operations for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	2020	2019
Cost of sales	$—	$172
Research and development	127	552
Clinical and regulatory	51	107
Selling and marketing	41	481
General and administrative	202	1,613
Total	$421	$2,925

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2020 and 2019 are summarized below (in thousands):

	2020	2019
Stock-based compensation	$380	$4,637
Research credits	8,848	8,208
Depreciation	(52)	(45)
Net operating loss carryforwards	30,492	26,339
Inventory reserve	82	827
Other	375	669
Total deferred tax assets	40,125	40,635
Valuation allowance	(40,125)	(40,635)
Net deferred tax assets	$—	$—

In assessing the potential realization of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that our deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. Our effective tax rate is different from the federal statutory rate of 21% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

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

As of December 31, 2020, after the ownership change under Section 382(g), we had federal and state income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $116.1 million and $58.1 million, respectively. The federal net operating loss carryforwards for years before 2018 will expire at various dates from 2035 through 2037. The federal net operating loss carryforwards for 2018 and forward do not expire. The state net operating loss carryforwards will expire at various dates from 2033 through 2040. We also have a federal and state research and development tax credit carryforwards totaling approximately $4,880,000 and $5,022,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2023 through 2040. The state research and development tax credit carryforwards do not expire.

We file income tax returns in the U.S. federal jurisdiction and various states and are subject to income tax examinations by federal tax authorities for tax years ended 2016 and later and by state authorities for tax years ended 2015 and later. We currently are not under examination by any tax authority. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2020, and 2019, we have no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, our foreign subsidiary, has not had any taxable income in the prior and current years.

11. Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, for the years ended December 31, 2020 and 2019 is presented below (in thousands):

	2020	2019
Balance, beginning of year	$1,575	$1,572
Additions	—	359
Settlements	(875)	(356)
Adjustments and other	(500)	—
Total	$200	$1,575

During 2020 we reduced our warranty expense by $0.5 million due to the discontinued sales of Argus II and the resultant end of the product warranty periods.

12. Right-of-use Assets and Operating Lease Liabilities

We lease certain office space and equipment for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate of 10% based on the information available at commencement date in determining the present value of lease payments.   On May 18, 2020 we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”), pursuant to which the parties agreed to accelerate the expiration dates of our existing leases (the “Leases”), to a date not later than June 18, 2020 (“Accelerated Termination Date”). We agreed to pay the Landlord (i) $210,730 to bring the Leases current (the “Owed Rent”) and to remit (ii) a one-time early termination fee in the amount of $150,000 (the “Early Termination Amount”). Prior to the early termination agreed in this letter we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the term remaining under the Leases through the respective expiration dates in February 2022 and April 2023.  The Landlord acknowledged that as of the date of the Letter Agreement the Owed Rent and the Early Termination Amount constituted all amounts owing to the Landlord under the Leases. As a result of the letter agreement, we wrote down the right-of-use assets and extinguished related lease liabilities in the amounts of $2.3 million and $2.4 million, respectively. We paid an early termination fee of $150,000 which was expensed in our restructuring charges for the nine months ended September 30, 2020. Due to the termination of this lease there are no right-of-use assets or current or long term lease liabilities at December 31, 2020.

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

In the past we have paid royalties under a license agreement with the Johns Hopkins University (“JHU”).  The JHU agreement expired, along with the underlying patents, in 2018.  Pursuant to these agreements, DEI and JHU, we have incurred costs of approximately $1,000 and $7,000 for the years ended December 31, 2020 and 2019, respectively.

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. In addition, we are conducting three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and a six subject initial feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts charged to expense for the years ended December 31, 2020 and 2019 were $1.1 million and $2.4 million, respectively.

California Board Representation

California’s gender diversity law, which went into effect on January 1, 2019, requires publicly held corporations with principal executive offices in California to have at least one female director by December 31, 2019 and a minimum that increases to two or three female directors by December 31, 2021 if the corporation has five directors or six or more directors, respectively. We have no female board members currently. We may be assessed penalties and fines under California’s board gender diversity statute and have accrued $100,000 as of December 31, 2020.

Litigation, Claims and Assessments

Three oppositions filed by Pixium are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcome of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our financial statements, however the results of litigation and claims are inherently unpredictable. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

13. Quarterly Financial Summary (unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Product sales	$—	$—	$—	$—
Gross profit	$500	$—	$—	$—
Operating loss	$(1,274)	$(1,602)	$(3,116)	$(8,904)
Net loss	$(1,291)	$(1,603)	$(3,100)	$(8,886)
Net loss per share – basic and diluted	$(0.06)	$(0.07)	$(0.15)	$(0.57)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Product sales	$497	$472	$1,282	$1,128
Gross profit	$373	$108	$349	$397
Operating loss	$(8,126)	$(7,619)	$(8,441)	$(9,768)
Net loss	$(7,868)	$(7,584)	$(8,440)	$(9,700)
Net loss per share – basic and diluted	$(0.50)	$(0.48)	$(0.56)	$(0.80)

14. Subsequent Event

Memorandum of Understanding

On January 5, 2021, Second Sight entered into a Memorandum of Understanding with Pixium Vision, publicly held French company (“Pixium”).

Pursuant to the terms of the Memorandum of Understanding, which sets forth the framework of the principal actions to be taken, (i) Second Sight will raise additional working capital of at least $25,000,000 in a private placement of equity securities of Second Sight to accredited investors (the “Fund Raising”); (ii) Pixium will contribute to Second Sight certain assets in exchange for newly issued common stock of Second Sight (the “Contribution”); and (iii) Second Sight will transfer its Orion assets to a newly formed subsidiary (“SpinCo”), the share capital of which would be partially spun-off to the shareholders of Second Sight (the “Spin-Off” and, together with the Fund Raising and the Contribution, the “Business Combination”).

In connection with the Contribution contemplated by the Memorandum of Understanding, Second Sight and Pixium will enter into a Contribution Agreement. Pursuant to the terms of the Contribution Agreement, subject to certain closing conditions set forth therein, Pixium will contribute to Second Sight all the assets and liabilities in relation to its activity specialized in neuromodulation technology used in the treatment of blindness (i.e., the Contribution).  In consideration of the Contribution, Second Sight shall issue to Pixium 34,876,043 new shares (the “Share Consideration”), representing approximately 60% of the share capital and voting rights of Second Sight. The  Contribution shall be subject to the prior irrevocable completion of the Fund Raising by Second Sight.

The Memorandum of Understanding further contemplates that Second Sight and SpinCo will enter into a Separation and Distribution Agreement and an Exclusive License Agreement.

Pursuant to the terms of the Separation and Distribution Agreement, Second Sight will transfer to SpinCo certain intellectual property related to Orion and other tangible and non-tangible assets, and SpinCo will (i) assume from Second Sight certain liabilities arising out of the operations of SpinCo’s business and (ii) distribute by way of a stock dividend to holders of shares of Second Sight’s common stock, on a pro rata basis, sixty percent (60%) of all of the issued and outstanding shares of common stock of SpinCo.

Second Sight intends to file with the U.S. Securities and Exchange Commission a Form 10 for the purpose of registering shares of common stock of SpinCo for trading pursuant to the Securities Exchange Act of 1934, as amended.

The contribution of assets and liabilities by Second Sight to SpinCo is intended to qualify as tax-free exchange governed by Section 351 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the distribution of the SpinCo shares is intended to be a taxable distribution of property governed by Sections 301 and 311(b) of the Code.

Pursuant to the terms of the Exclusive License Agreement between Second Sight and SpinCo, Second Sight will grant to SpinCo an exclusive worldwide, royalty-free license, with the right to sublicense, under certain patents and technology (“Licensed IP”) related to the Orion Visual Cortical Prosthesis System (the “Orion System”), to research, develop, make, have made, use, sell, offer for sale, have sold and import products (including, without limitation, the Orion System) in the field of diagnosing, preventing, treating, and/or curing diseases and conditions in humans and animals by means of an implant that interfaces with the brain, including related devices, software, and related components (the “Field”). Under the agreement, SpinCo has granted Second Sight an exclusive right of first refusal to commercialize any product in the Field with respect to each bona fide third party offer to acquire the right to commercialize one or more products.  The Exclusive License Agreement provides for arrangements for prosecution, maintenance, and enforcement of rights, and third-party infringement claims related to the Licensed IP.  The Exclusive License Agreement may be terminated by either party for cause and contains customary indemnification provisions.

In connection with the Business Combination, Second Sight will also use commercially reasonable efforts to reincorporate into a Delaware corporation.

Consummation of the Business Combination is expected to occur early in the second quarter of 2021 and is subject to certain customary closing conditions including, among others, (i) appointment by the Commercial court of Paris of valuing auditor(s) to confirm that the value of the assets being contributed by Pixium to Second Sight is at least equal to the value of the Share Consideration, (ii) approval of the transaction by each of the Pixium and Second Sight shareholders, (iii) clearance from the French Minister for the Economy, (iv) the closing of the Fund Raising, and (v) the authorization for listing of the Share Consideration on the Nasdaq market.

Second Sight has made customary representations and warranties in the Memorandum of Understanding and has agreed to customary covenants relating to, among other matters, (i) the operation of its business between the execution of the Memorandum of Understanding and the completion of the Business Combination, (ii) using commercially reasonable efforts to obtain the requisite approval of the shareholders of Second Sight, and (iii) non-solicitation of competing acquisition proposals.

The Memorandum of Understanding contains certain termination rights for Second Sight and Pixium. Upon termination of the Memorandum of Understanding, Second Sight may be required to pay Pixium a termination fee, or Pixium may be required to pay Second Sight a termination fee, depending on the circumstances under which the Memorandum of Understanding is terminated.

Second Sight will be required to pay a termination fee of up to $1,000,000 to Pixium if the Memorandum of Understanding is terminated because (i) Second Sight breached representations, warranties or covenants in the Memorandum of Understanding such that the conditions to closing are not satisfied, (ii) Second Sight failed to convene Second Sight shareholders meeting to approve the Business Combination, or (iii) Second Sight breached its non-solicitation obligations under the Memorandum of Understanding or terminated the Memorandum of Understanding because of a superior offer.

Pixium will be required to pay a termination fee of up to $1,000,000 to Second Sight, if the Memorandum of Understanding is terminated because (i) Pixium breached representations, warranties or covenants in the Memorandum of Understanding such that the conditions to closing are not satisfied, or (ii) Pixium failed to convene Pixium shareholders meeting to approve the Business Combination or (iii) Pixium breached its non-solicitation obligations under the Memorandum of Understanding or terminated the Memorandum of Understanding because of a superior offer.

Lease Agreement

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to sub-lease office space to replace our existing headquarters.  We will pay $17,000 per month, increasing to $17,500 per month on February 1,

2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar CA 91342.  Additionally, we receive full rent abatement for March 2021, and half rent abatement for March 2022. The sub-lease is for two years and two months. We are not affiliates with, or related to, or otherwise have any other relationship with the other parties, other than the lease.

Nasdaq Notice

        By notice dated January 4, 2021, Nasdaq advised us that since the Company has not held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, we are no longer in compliance with the Nasdaq Listing Rules (the” Listing Rules”) for continued listing. On February 18, 2021, the Company submitted a plan for correction of this deficiency to Nasdaq.  Subsequently, on February 23, 2021 we were granted an extension of time to regain compliance with these Rules until May 30, 2021.  If we do not regain compliance with the Rules or receive a further extension by that date, our common stock will be subject to delisting

FDA Approval of Argus 2s

By letter dated February 26, 2021, the Center for Devices and Radiological Health (CDRH) of the U.S. Food and Drug Administration (FDA) approved the Argus 2s Retinal Prosthesis System developed by Second Sight Medical Products, Inc. Argus 2s is a redesigned set of external hardware (glasses and video processing unit) to be used in combination with previously implanted Argus II systems for the treatment of retinitis pigmentosa (RP). We issued a press release on March 5, 2021 entitled Second Sight Medical Products, Inc. Receives FDA Approval for the Argus 2s Retinal Prosthesis System. Argus II, and now Argus 2s, are approved under a humanitarian device exemption (HDE). The approval is contingent upon the Company filing periodic reports with CDRH, use only under prescription, under the supervision of an institutional review board (IRB), and taking all other required actions under FDA rules. We expect that the Argus 2s will be adapted to be the external system for the next generation Orion Visual Cortical Prosthesis System currently under development.

A decision on when or if to begin production of the newly approved hardware is pending completion of our planned business combination with Pixium, which currently is in progress. Should the business combination be completed, the new management team will then evaluate how best to proceed with the Argus 2s Retinal Prosthesis System, as well as all other products in development.