Form 10-K/A
period 2020-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2021-04-14
CIK 1266806

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

13170 Telfair Ave, Sylmar, CA 91342

(Address of registrant’s principal chief offices)

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date was approximately $12.9 million.

As of March 31, 2021, there were 27,908,299 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form10-K/A (the “Amendment”) is being filed by Second Sight Medical Products, Inc., Inc. (the “Company”) to amend its Annual Report on Form10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Filing”). We are filing this Amendment to add Exhibit 4.5– “Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934” as a document filed as an exhibit to the Form 10-K.

As contemplated by Item 601(b)(4)(vi) of SEC Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.5 provides the information required by Item 202(a) through (d) and (f) of SEC Regulation S-K with respect to the shares of common stock, no par value per share (the “Common Stock”), and Warrants (the “Warrants”) of the Company. The Common Stock and Warrants are the sole two classes of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Except for the matters described above, this Amendment does not update or otherwise amend the Original Filing as previously filed. This Amendment does not update the Original Filing for changes in events, estimates or other developments subsequent to the date of the original filing of the Original Filing on March 16, 2021. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

PART IV

ITEM 15. Exhibits, Financial Statements Schedules

Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in this Amendment No. 1 on Form 10-K/A and are numbered in accordance with Item 601 of Regulation S-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

4.5	Description of Securities of the Registrant

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2021	Second Sight Medical Products, Inc.

/s/ Scott Dunbar
Scott Dunbar
Acting Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Second Sight Medical Products, Inc., hereby severally constitute and appoint Scott Dunbar and Edward Sedo, or either of them, our true and lawful attorneys, with full power to them, or either of them, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Second Sight Medical Products, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott Dunbar	Acting Chief Executive Officer and Director	April 13, 2021
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	April 13, 2021
Edward Sedo	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	April 13, 2021
Gregg Williams

/s/ Dean Baker	Director	April 13, 2021
Dean Baker

/s/ Alexandra Larson	Director	April 13 , 2021
Alexandra Larson

/s/Jonathan Will McGuire	Director	April 13, 2021
Jonathan Will McGuire

/s/ Aaron Mendelsohn	Director	April 13, 2021
Aaron Mendelsohn

/s/ Matthew Pfeffer	Director	April 13, 2021
Matthew Pfeffer