Form 10-K/A
period 2020-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2021-04-27
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

13170 Telfair Avenue Sylmar, California 91342

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

As of April 23, 2021 there were 27,909,149 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment to Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Second Sight Medical Products, Inc., a California corporation (“we,” “our,” “us” or the “Company”), for the fiscal year ended December 31, 2020, originally filed with the SEC on March 16, 2021, as amended on April 14, 2021 to add Exhibit 4.5 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except for the matters described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 16, 2021.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders or special meeting in lieu of such annual meeting or until their successors are elected and qualified or until their earlier deaths, resignations or removal.

Our Board of Directors may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding Board diversity. Our Board of Directors’ priority in selecting Board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy.

The following provides information regarding our directors and officers during 2020:

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
Jonathan Will McGuire[1]	2015	President, Chief Executive Officer and Director
William J. Link[1]	2003	Independent Director
Aaron Mendelsohn	1998	Independent Director
Gregg Williams	2009	Independent Director, Non-Executive Chairman
Matthew Pfeffer[1]	2015	Independent Director

[1]

Mr. McGuire resigned as Chief Executive Officer effective March 27, 2020. Mr. Link resigned as a director effective May 31, 2020. Mr. Pfeffer was appointed acting Chief Executive Officer of the Company  following Mr. McGuire’s resignation as chief executive officer and resigned as Acting Chief Executive Officer effective March 26, 2021.  He has since that date in accord with Nasdaq rules resumed his status as an independent director.

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to us by each director.

Jonathan Will McGuire, 58, Chief Executive Officer, President and Director

Biographical information for Mr. McGuire is set forth under “Executive Officers”. Our board believes that Mr. McGuire’s executive and managerial experience together with his leadership skills make him well qualified to continue serving as one of our directors.

William J. Link, Ph.D., 73, Director and Chairman of the Compensation Committee

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

Aaron Mendelsohn, 69, Director

Mr. Mendelsohn is a founder and has served as a director of Second Sight since inception. Mr. Mendelsohn served on the board of Advanced Bionics since shortly after its founding in 1993 until its sale in 2004 to Boston Scientific Corp. Mr. Mendelsohn was also a founder and director of Medical Research Group from its inception in 1998 until its sale in 2001 to Medtronic, Inc.  Mr. Mendelsohn previously served on the board of directors for the Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California since its inception in 1998 until mid-2016. He is also a founder and director of Nanoprecision Medical, Inc., a drug delivery company working in nanotechnology, since its inception in 2011. Mr. Mendelsohn is a founder and serves as Chairman of the Maestro Foundation since it was organized in 1983. The Maestro Foundation is a leading non-profit musical philanthropic organization which hosts a premier chamber music series and lends professional-level instruments and bows to young, career-bound classical musicians. Mr. Mendelsohn received his B.A. from UCLA and J.D. from Loyola University School of Law Los Angeles. Our Board believes that Mr. Mendelsohn’s business experience, including his experience as a founder, board member and executive officer of medical device companies, combined with his financial experience, business acumen and judgment provide our Board with valuable managerial and operational expertise and leadership skills making him well qualified to continue serving as one of our directors.

Gregg Williams, 62, Chairman of the Board of Directors

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

Matthew Pfeffer, 63, Director

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

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name of Individual	Age	Position and Office
Jonathan Will McGuire[2]	58	President, Chief Executive Officer, Director
John T. Blake[3]	44	Chief Financial Officer
Patrick Ryan[3]	59	Chief Operating Officer
Matthew Pfeffer[4]	63	Acting Chief Executive Officer
Edward Sedo	65	Acting Chief Accounting Officer

[2]	Mr. McGuire resigned as President and Chief Executive Officer of the Company effective March 27, 2020.
[3]	Mr. Blake resigned as Chief Financial Officer of the Company effective September 4, 2020.
3 Mr. Ryan was separated from the Company effective April 17, 2020.
4 Mr. Pfeffer was Acting President and Chief Executive Officer of the Company from March 27, 2020 to March 26, 2021.

Our executive officers are appointed by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Jonathan Will McGuire

Mr. McGuire, 58, served as our President and Chief Executive Officer from August 2015 until March 27, 2020. Prior to that, Mr. McGuire served at Volcano Corporation, where he was President of Americas Commercial since 2014 and prior to that, Senior Vice President and General Manager of Coronary Imaging, Systems and Program Management since 2013. Volcano, a global leader in intravascular imaging for coronary and peripheral applications and physiology, was acquired by Royal Philips in February 2015. Prior to joining Volcano, Mr. McGuire served as Vice President and General Manager of Patient Monitoring at Covidien. He previously served as President and Chief Executive Officer of AtheroMed, Inc., a venture capital-backed peripheral atherectomy company, prior to which he was Chief Operating Officer at Spectranetics Corporation, a publicly-traded medical device company. In addition, Mr. McGuire held various positions at Guidant Corporation from 1998 to 2005 including General Manager of Guidant Latin America; Director of U.S. Marketing for Vascular Intervention (VI); Director of Global Marketing for VI; and, Production Manager for Coronary Stents. Prior to 1998, Mr. McGuire held positions in Finance and Production at IVAC Medical Systems. A graduate of the Georgia Institute of Technology, Mr. McGuire received his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

John T. Blake

Mr. Blake, 44, served as our Chief Financial Officer from March 2018 until September 2020. Prior to that Mr. Blake served as Senior Vice President, Finance from February 2017 to March 2018, Vice President, Finance from October 2015 to February 2017 and Senior Director Finance and Controller from March 2015 to October 2015 at aTyr Pharma, a publicly-traded biotechnology company. Mr. Blake served as the Director, Financial Planning and Analysis of Volcano Corporation, a publicly-traded medical device company, from March 2010 to March 2015 and as the SEC Reporting Manager from November 2008 to March 2010. Mr. Blake is a Certified Public Accountant and holds a Master of Business Administration from the Marshall School of Business at the University of Southern California. In addition, Mr. Blake has completed leadership executive education at Harvard Business School and the Strategic Financial Leadership Program at Stanford Graduate School of Business.

Patrick Ryan

Mr. Ryan, 59, served as our Chief Operating Officer from August 2018 until April 2020. Prior to that Mr. Ryan served as Chief Operations Officer at Synaptive Medical from January 2016 to March 2018, Chief Operating Officer at Lucerno Dynamics from July 2015 to December 2015 and Insulet Corporation from January 2014 to July 2015. He also served as Chief Operating Officer and President, International, at Alphatec Spine from May 2011 to January 2014. Earlier in Mr. Ryan’s career, he held multiple leadership positions at Guidant and Abbott Vascular, including Divisional Vice President of Worldwide Operations at Abbott Vascular as well as Vice President & Managing Director for Guidant’s manufacturing facility in Ireland. Following his graduation from the United States Naval Academy with a Bachelor of Science degree in Economics, Mr. Ryan served as an officer in the U.S. Navy. He then received a Master of Science degree in Petroleum Management from the University of Kansas.

Edward Sedo

Edward Sedo, 65, has served as our Acting Chief Accounting Officer since September 2020. Prior to that Mr. Sedo served as our Manager of Financial Reporting since February 2015. Prior to that Mr. Sedo served as Assistant Controller at Calavo Growers a publicly-traded produce company from March 2008 to November 2014. Mr. Sedo served as the VP, Financial Reporting at Countrywide a publicly-traded mortgage company, from December 2004 to March 2008. Mr. Sedo is a Certified Public Accountant and holds a BBA in accounting from the University of Michigan-Dearborn.

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

Shareholders may communicate with the members of the Board, either individually or collectively, or with any independent directors as a group by writing to the Board at 13170 Telfair Avenue, Sylmar, California 91342. These communications will be reviewed by the office of the Corporate Secretary who, depending on the subject matter, will (a) forward the communication to the director or directors to whom it is addressed or who is responsible for the topic matter, (b) attempt to address the inquiry directly (for example, where it is a request for publicly available information or a stock related matter that does not require the attention of a director), or (c) not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic. At each meeting of the Nominating and Governance Committee, the Corporate Secretary presents a summary of communications received and will make those communications available to any director upon request.

Independence of Directors

The Nasdaq Marketplace Rules require a majority of a listed company’s Board of Directors to be comprised of independent directors. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other Board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of the directors currently serving on the Board with the exception of Will McGuire, who was employed as our Chief Executive Officer and President until March 27, 2020 and Matthew Pfeffer who was appointed as our Acting Chief Executive Officer effective March 27, 2020, are independent directors under NASDAQ’s rules. Our Board of Directors also determined that the directors who serve on our audit committee, our compensation committee, and our nominating and corporate governance committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Marketplace Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

There are no family relationships among any of our directors or executive officers.

Board Meetings and Committees of our Board

The Board has three standing committees each of which has the composition described below and responsibilities that satisfy the independence standards of the Securities Exchange Act of 1934 and NASDAQ’s rules: the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. Mr. Gregg Williams was Chairman of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. During the year ended December 31, 2020, the Board held 22 meetings, the Audit Committee held four meetings, the Compensation Committee held one meetings, and the Nominating and Governance Committee held no meetings. Each of our directors attended at least 75% of the combined Board meetings and meetings of the Board committee(s) of which he is a member. We do not have a policy with regard to Board attendance at the Annual Meeting. Each of the above committees has a written charter approved by our Board of Directors. Copies of each charter are posted on the investor relations section of our website www.secondsight.com. Each of the committee’s reports to our Board of Directors as such committee deems appropriate and as our Board of Directors may request. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

Audit Committee

The Audit Committee was comprised of Matthew Pfeffer, William Link, and Aaron Mendelsohn, three non-employee directors, each of whom are “independent” as defined under section 5605(a)(2) of the NASDAQ Listing Rules. Mr. Pfeffer served as chair of the Audit Committee until his appointment as Acting Chief Executive Officer on March 27, 2020. In addition, the Board has determined that both Mr. Pfeffer and Mr. Williams qualify as an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission (SEC). The Audit Committee met four times during 2020 with all members in attendance at the meetings. Mr. Pfeffer ceased to be a member of the Audit Committee upon becoming Acting Chief Executive Officer on March 27, 2020 and Mr. Link ceased to be a member of the Audit Committee effective upon his resignation from the Board of Directors on May 31, 2020. Mr. Williams was appointed chair of the Audit Committee following the appointment of Mr. Pfeffer as Acting Chief Executive Officer. The Audit Committee’s responsibilities include:

•	overseeing management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

•	overseeing management’s maintenance of internal controls and procedures for financial reporting;

•	overseeing our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

•	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements
•	overseeing the independent auditor’s qualifications and independence;

•	overseeing the performance of the independent auditors, including the annual independent audit of our financial statements;

•	preparing the report required by the rules of the SEC to be included in our Proxy Statement; and

•	discharging such duties and responsibilities as may be required of the Committee by the provisions of applicable law, rule or regulation.

A copy of the charter of the Audit Committee is available on our website at www.secondsight.com (under “Investors – Corporate Governance”).

Compensation Committee

The Compensation Committee consisted of William Link, Gregg Williams and Matthew Pfeffer, three non-employee directors, each of whom we deemed to be “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules, until Mr. Link resigned from the Board of Directors effective May 31, 2020 and until Mr. Pfeffer became our Acting Chief Executive Officer on March 27, 2020. Mr. Mendelsohn joined the Committee following these departures and Mr. Pfeffer rejoined the Committee after his resignation as Acting Chief Executive Officer as permitted by Nasdaq Listing Rules.  The Compensation Committee met once during 2020 with all members in attendance at the meetings. The role of the Compensation Committee is to:

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

Nominating and Governance Committee

The Nominating and Governance Committee consisted of William Link and Gregg Williams, two non-employee directors, each of whom we deemed to be “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Nominating and Governance Committee held no meetings during 2020. Following the resignation of William Link from the Board of Directors as of May 31, 2020 Mr. Mendelsohn became a member of the Compensation Committee. The role of the Nominating and Governance Committee is to:

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

Director Qualifications and Diversity

Our Board of Directors is currently chaired by Gregg Williams. Our Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board of Directors, as our Board of Directors believes it is in our best interest to make that determination based on our position and direction and the membership of the Board of Directors. The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions who each will represent the best interests of the Company and its shareholders. Candidates should have substantial experience with one or more publicly traded companies or should have achieved a high level of distinction in their chosen fields. The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in medical devices, biotechnology, intellectual property, early stage technology companies, research and development, strategic planning, business development, compensation, finance, accounting or banking.

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

Compensation Committee Interlocks and Insider Participation

During 2020, Messrs. William Link, Gregg Williams, Matthew Pfeffer and Aaron Mendelsohn served on the Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or the Compensation Committee. Effective March 27, 2020 Mr. Pfeffer ceased to be a member of the Compensation Committee and became Acting Chief Executive Officer of the Company, a position he held to March 26, 2021. Effective May 31, 2020 Mr. Link ceased to be a member of the Compensation Committee upon his resignation from the Board of Directors.

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

Risk Oversight

Our Board of Directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our Board of Directors performs this oversight role by using several different levels of review. In connection with its reviews of our operations and corporate functions, our Board of Directors addresses the primary risks associated with those operations and corporate functions. In addition, our Board of Directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a Board committee or the full Board for oversight as follows:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC reports about their ownership of common stock and other equity securities of the Company.  Such directors, officers and 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of the reports provided to us and on representations received from our directors and executive officers, we believe that all of our executive officers, directors and persons who beneficially own more than 10% of our common stock complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2020.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers, or “NEOs” during 2020. As a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements.

The amounts represented in the “Option Awards” column reflect the aggregate grant date fair value of stock awards and option awards granted, calculated in accordance with ASC Topic 718, disregarding the estimate for forfeitures. The assumptions we used for calculating the grant date fair values are set forth in Note 9 of Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and does not necessarily equate to the income that will ultimately be realized by the NEOs for such awards.

		Salary	Bonus	Option Awards	Other	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
		(1)	(2)	(3)	(4)

Will McGuire	2020	197,447	--	177,208	32,870	407,525
Chief Executive Officer	2019	460,198	193,361	170,508	115,631	939,698

John T. Blake	2020	255,064	100,000	81,595	2,247	438,906
Chief Financial Officer	2019	307,754	88,610	78,511	5,794	480,669

Patrick Ryan	2020	585,188	--	114,635	3,299	703,122
Chief Operating Officer	2019	312,952	90,400	110,300	5,794	519,446

Matthew Pfeffer	2020	394,800	--	--	--	394,000
Acting Chief Exec Officer	2019	--	--	--	--	--

1.	2019 includes retroactive salary increase of $8,411 for Mr. McGuire, $2,029 for Mr. Blake and $385 for Mr. Ryan.
2.	Represents the amounts earned and payable as cash bonuses for the indicated year.

3.

Represents the aggregate grant date fair value of stock option awards granted during the years shown as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing equity awards are described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2020.

4.	Includes contributions to the officer’s retirement plan, and payments for supplemental life and health insurance plans. In addition, in 2020, Mr. McGuire received a commuting allowance of $32,870.

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

Outstanding Equity Awards at Fiscal Year End

No equity award and no stock award for any named executive officer was outstanding as of December 31, 2020.

Compensation of Directors

During 2020 our non-employee directors were compensated with an annual retainer of $35,000. These non-employee directors were paid their annual base compensation retainers for serving on the board and committees in cash on the first business day of every quarter. Our non-employee director who serves as Audit Committee chair also receives $18,000 per year for their service as committee chair and non-chair committee members receive $8,000 per year. The retainer for the Compensation Committee chairman is $12,000 per year and the retainer for each other Compensation Committee member is $6,000 per year. The retainer for the Nominating and Governance Committee chairman is $10,000 per year and each other Nominating Committee member is $5,000 per year. Additionally, our non-employee directors were paid an equity compensation retainer in 2019, but not in 2020, in the form of stock options that equal $25,000 divided by the Black-Scholes value of the stock on the date of their issuance. The stock options (i) have a 10 year term, (ii) fully vest on the earlier of one year anniversary of grant or the date of next shareholder meeting, no partial vesting is allowed and (iv) upon ceasing to be a board member, the options may be exercised (x) for 30 days in the event of resignation, (y) 60 days in the event of termination, and (z) 90 days in the event of death. One of our non-employee directors elected, on the date of our annual shareholder meeting, to receive his base compensation retainers in the form of stock options on the same terms as the aforementioned equity compensation retainer.

The table below sets forth information concerning compensation for services rendered by our non-employee directors the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Options ($)	Total ($)
Gregg Williams	-	-	-
William J. Link, Ph.D.	43,336	-	43,336
Aaron Mendelsohn	53,760	-	53,760
Matthew Pfeffer	44,053	-	44,053
Jonathan Will McGuire	26,629	-	26,629

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table shows information known to us about beneficial ownership of our common stock by:

•	each of our directors;

•	each of our current named executive officers as well as any additional individuals identified as named executive officers in the section of this report titled “Executive Compensation”;

•	all of our directors and executive officers as a group; and

•	each person known by us to beneficially own 5% or more of our common stock.

The column entitled “Percentage Beneficially Owned” is based on a total of 27,908,299 shares of our common stock outstanding as of March 31, 2021.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 31, 2021 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 31, 2021 are considered to be outstanding. These shares, however, are not considered outstanding as of March 31, 2021 when computing the percentage beneficially owned by any other person or entity, except with respect to the percentage ownership of all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Gregg Williams (1)	15,946,341	47.0%
Jonathan Will McGuire (2)	22,186	*
Aaron Mendelsohn (3)	27,055	*
Matthew Pfeffer (4)	25,813	*
Jessy Dorn (5)	20,043	*
Edward Sedo (6)	3,418	*
Edward Randolph	2	*

 All current directors and executive officers as a group (7 persons) (7)             16,044,858      47.2%

*	Represents beneficial ownership of less than one percent.
1.

Shares beneficially owned by Mr. Williams include (i) 3,513,556 shares of common stock and warrants to purchase 1,713,599 shares of common stock owned by GW Trust, (ii) 3,638,566 shares of common stock and warrants to purchase 3,453,036 shares of common stock owned by Williams International Co. LLC (iii) 544,760 shares of common stock owned by Sam Williams Family Investments LLC and (iv) 2,193,928 shares of common stock and warrants to purchase 863,260 shares of common stock owned by GST. Includes 25,636 shares of common stock issuable to Mr. Williams upon exercise of options. Greg Williams has voting and dispositive power over all of these shares.

2.	Includes 20,469 shares owned by Mr. McGuire and 1,717 shares of common stock issuable to Mr. McGuire upon exercise of warrants.

3.	Includes 16,724 shares owned by Mr. Mendelsohn and 10,331 shares of common stock issuable to Mr. Mendelsohn upon exercise of options.

4	Includes 14,785 shares owned by Mr. Pfeffer and 697 shares and 10,331 shares of common stock issuable to Mr. Pfeffer upon exercise of warrants and exercise of options, respectively.

5	Includes 182 shares owned and 19,861 shares of common stock issuable upon exercise of options.
6	Includes 3,418 shares of common stock issuable upon exercise of options
7	Includes all of the shares described in notes 1 through 6 above and Mr. Randolph’s shares.

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

The following table summarizes information about outstanding stock options, restricted stock units, and shares reserved for future issuance as of December 31, 2020 under the Company’s equity incentive plans described above:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2011 Plan(1)	196,389	$15.48	1,063,396
2015 ESPP	—	—	77,031
Total	196,389	$15.48	1,140,427

(1)	All such shares are issuable upon the exercise of outstanding stock options.

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

Debt Placements

On December 8, 2020, we entered into a debt agreement with Gregg Williams, our Chairman of the Board of Directors of the Company and two unaffiliated shareholders of the Company (collectively, the “Lenders”) pursuant to which we issued to the Lenders promissory notes in the aggregate amount of $2.2 million. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes, are payable on December 31, 2021. The Company has the right to prepay each promissory note in whole or in part, at any time or from time to time, without premium, penalty or prior written notice to the Lenders. See our Form 8-K filed with the SEC on December 11, 2020.

Other Transactions

We have granted stock options to our named executive officers and certain of our directors.  See the sections titled “Board of Directors and Corporate Governance – Director Compensation” and “Executive Compensation,” for a description of these stock options.

ITEM 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2020 and 2019 by Gumbiner Savett Inc.:

	December 31,
	2020	2019
Audit Fees(1)	$117,500	$117,500
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	21,655	27,343
Total Fees	$139,155	$144,843

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

4.

“All Other Fees” consist of fees billed for services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees. In 2020 Gumbiner Savett Inc. provided services to us in connection with our March 2020 Form S-8 registration statement and our May 2020 public offering of common stock.

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

(a) Financial Statements

See index to Financial Statements in our 2020Annual Report.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable.

(c) Index to Exhibits

Reference is made to the Exhibit Index. The exhibits are included, or incorporated by reference, in this Amendment No. 2 on Form 10-K/A and are numbered in accordance with Item 601 of Regulation S-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

23.1	Consent of Gumbiner Savett Inc., Registered Public Accounting Firm (filed herewith, Exhibit 23.1).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2021	Second Sight Medical Products, Inc.

/s/ Edward Sedo
Edward Sedo
Acting Principal Financial and Accounting Officer Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott Dunbar	Acting Chief Executive Officer	April 27, 2021
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Principal Financial and Accounting Officer	April 27, 2021
Edward Sedo	(Principal Financial and Accounting Officer)

/s/ Gregg Williams*	Chairman of the Board	April 27, 2021
Gregg Williams

/s/ Dean Baker*	Director	April 27, 2021
Dean Baker

/s/ Alexandra Larson*	Director	April 27, 2021
Alexandra Larson

/s/ Jonathan Will McGuire*	Director	April 27, 2021
Jonathan Will McGuire

/s/ Aaron Mendelsohn*	Director	April 27, 2021
Aaron Mendelsohn

/s/ Matthew Pfeffer*	Director	April 27, 2021
Matthew Pfeffer

*By:	/s/ Scott Dunbar
Scott Dunbar
Attorney-in-Fact