Form 10-Q
period 2021-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2021-05-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

 Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes   ☐   No  ☐

As of May 10, 2021, the registrant had 27,909,149 shares of common stock, no par value per share and 7,680,965 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,862	$3,177
Prepaid expenses and other current assets	759	1,092
Total current assets	27,621	4,269
Property and equipment, net	154	174
Right-of-use assets, net	351	—
Deposits and other assets	19	17
Total assets	$28,145	$4,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,607	$486
Accrued expenses	1,220	875
Accrued compensation expense	199	173
Accrued clinical trial expenses	1,212	1,063
Current operating lease liabilities	167	—
Current debt	2,200	2,200
Contract liabilities	335	335
Total current liabilities	6,940	5,132
Long term operating lease liabilities	199	—
Total liabilities	7,139	5,132
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 27,908 and 23,214 as of March 31, 2021 and December 31, 2020, respectively	294,592	270,126
Additional paid-in capital	49,333	49,314
Accumulated other comprehensive loss	(412)	(448)
Accumulated deficit	(322,507)	(319,664)
Total stockholders’ equity (deficit)	21,006	(672)
Total liabilities and stockholders’ equity (deficit)	$28,145	$4,460

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net of grants	334	3,887
Clinical and regulatory, net of grants	37	914
Selling and marketing	—	701
General and administrative	2,472	2,021
Restructuring charges	—	1,381
Total operating expenses	2,843	8,904

Loss from operations	(2,843)	(8,904)
Interest income	—	18

Net loss	$(2,843)	$(8,886)

Net loss per common share – basic and diluted	$(0.12)	$(0.57)

Weighted average common shares outstanding – basic and diluted	23,537	15,649

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(2,843)	$(8,886)

Other comprehensive income (loss):
Foreign currency translation adjustments	36	19
Comprehensive loss	$(2,807)	$(8,867)

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,725
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of shares of common stock	1	6	—	—	—	6
Release of restricted stock units	15	—	—	—	—	—
Stock-based compensation expense	—	—	279	—	—	279
Net loss	—	—	—	—	(8,886)	(8,886)
Foreign currency translation adjustment	—	—	—	19	—	19
Balance, March 31, 2020	15,657	$264,003	$48,892	$(543)	$(313,670)	$(1,318)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2020	23,214	$270,126	$49,314	$(448)	$(319,664)	$(672)
Issuance of shares of common stock in underwritten public offering	4,650	24,451	—	—	—	24,451
Warrants exercised	44	15	—	—	—	15
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,843)	(2,843)
Foreign currency translation adjustment	—	—	—	36	—	36
Balance, March 31, 2021	27,908	$294,592	$49,333	$(412)	$(322,507)	$21,006

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,843)	$(8,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	106
Stock-based compensation	19	279
Non-cash lease expense	16	3
Restructuring charges-inventory and fixed asset impairment	—	1,115
Changes in operating assets and liabilities:
Accounts receivable	—	455
Inventories	—	(112)
Prepaid expenses and other assets	332	(610)
Accounts payable	1,158	497
Accrued expenses	345	286
Accrued compensation expenses	26	(1,813)
Accrued clinical trial expenses	149	26
Contract liabilities	—	—
Net cash used in operating activities	(778)	(8,654)
Cash flows from investing activities:
Purchases of property and equipment	—	(331)
Net cash used in investing activities	—	(331)
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	24,466	6
Repurchase of fractional shares in connection with reverse stock split	—	(11)
Net cash provided by (used in) financing activities	24,466	(5)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Cash and cash equivalents:
Net increase (decrease)	23,685	(8,988)
Balance at beginning of period	3,177	11,327
Balance at end of period	$26,862	$2,339

See accompanying notes to the condensed consolidated financial statements.

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

       Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 24 month results, most of which were measured after the study resumed, indicate to us that:

•

We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through February 2021. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about 3 months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

•

The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. On square localization, five of the five subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, four out of five performed better with the system on than off; and on grating visual acuity, two of five tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Our FLORA results show that for two of the two subjects tested at 24-months to date, the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

       No peer-reviewed data is available yet for the Orion system. We are currently negotiating the clinical and regulatory pathway to commercialization with the FDA as part of the Breakthrough Devices Program.

       Our principal offices are located in Los Angeles, California.

      In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of March 31, 2021. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented. We have closed our foreign operations and expect final dissolution of this entity in the third quarter of 2021.

Product and Clinical Development Plans

       By further developing our visual cortical prosthesis, Orion, we believe we may be able to significantly expand our market to include nearly all profoundly blind individuals. The principal notable exceptions for potential use of the Orion are those who are blind due to otherwise currently treatable diseases, individuals who are born blind, or blindness due to direct damage of the visual cortex, which is rare. However, of the estimated 36 million blind people worldwide, there are approximately 5.8 million people who are legally blind due to causes that are not otherwise treatable. We continue to develop and refine our estimates of the potential addressable market size as we evaluate the commercial prospects for Orion using a combination of published sources, third party market research, and physician feedback.  We currently estimate over 500,000 individuals in the US are legally blind due to retinitis pigmentosa, glaucoma, diabetic retinopathy, optic nerve disease and eye injury. Of this population, we estimate the potential US addressable market is between 50,000 and 100,000 individuals with bi-lateral blindness at the light-perception level or worse.  Our marketing approvals by the FDA and other regulatory agencies will ultimately determine the subset of these patients who are eligible for the Orion based on our clinical trials and the associated results.

       Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Our 24 month results for the six subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks.  We believe these data results are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in our larger Orion clinical trials.

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

       On February 26, 2021, the U.S. Food and Drug Administration (FDA) approved the Argus 2s Retinal Prosthesis System, a redesigned set of external hardware (glasses and video processing unit) initially for use in combination with previously implanted Argus II systems for the treatment of retinitis pigmentosa (RP). The Company expects that the Argus 2s will be adapted to be the external system for the next generation Orion Visual Cortical Prosthesis System currently under development. In addition to ergonomic improvements, the Argus 2s system offers significantly more processing power, potentially allowing for improved video processing.  A decision on when or if to begin production of the newly approved hardware is under evaluation.

Liquidity and Capital Resources

       From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of debt, convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2019 has been primarily provided by:

•

   On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

•	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders

•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

       We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021. As of March 31, 2021 we recorded $0.5 million of deferred grant costs receivable, included in prepaid expenses and other current assets.

      Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

We have been notified by the Nasdaq stock market regarding our non-compliance with one of the continued listing requirements of the Nasdaq Capital Market and as a result we could be subject to delisting if we do not regain compliance within the compliance period (or the compliance period as may be extended). We believe that our planned shareholders’ meeting on May 28, 2021 satisfies this listing requirement.

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

   Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2020, contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2021. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Significant Accounting Policies

Segment Reporting. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis. Accordingly, we consider ourselves to be in a single reporting segment, specifically the discovery, development and commercialization of visual prosthetics for profoundly blind individuals. We historically managed our Argus II and Orion programs on a consolidated basis within this single operating segment and do not assess the performance of our product lines or geographic regions on other measures of income or expense, such as program expense, operating income or net income. Our underlying technology consists of hardware components (implanted and wearable) and software. A vast majority of this underlying technology was shared between the Argus II and Orion branded systems. While we have ceased production and marketing the Argus II product we are developing Orion as a next generation product with potential to treat a broader market of blind individuals.

       On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. Due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $0.2 million in severance payments. We continue to advance the development of our Orion technology and are exploring various strategic options to accelerate development of Orion.

Our significant accounting policies are set forth in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 include assets amounting to $62,000 and $18,000, respectively, relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2021 (unaudited):
Money market funds	$26,698	$26,698	$—	$—
December 31, 2020:
Money market funds	$3,122	$3,122	$—	$—

5. Selected Balance Sheet Detail

Inventories, net

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$—	$—
Work in process	—	—
Finished goods	295	295
	295	295
Allowance for excess and obsolete inventory and impairment charge	(295)	(295)
Inventories, net	$—	$—

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$584	$584
Computer hardware and software	69	69
	653	653
Accumulated depreciation and amortization	(499)	(479)
Property and equipment, net	$154	$174

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million during the period ended March 31, 2020 related to our fixed assets.

       Debt

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note is unsecured and accrues interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. Principal and accrued interest under the promissory notes, are payable on December 31, 2021. As of March 31, 2021 and December 31, 2020, accrued interest amounted to $82,000 and $17,000, respectively, and is recorded in accrued expenses.

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2020	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of March 31, 2021	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended March 31, 2021 is presented below:

Beginning balance as of December 31, 2020	$200
Additions	—
Settlements	—
Adjustments and other	—
Ending balance as of March 31, 2021	$200

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

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to sub-lease office space to replace our existing headquarters.  We will pay $17,000 per month, increasing to $17,500 per month on February 1, 2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar, CA 91342.  Additionally, we receive full rent abatement for March 2021, and half rent abatement for March 2022. The sub-lease is for two years and two months. We are not affiliates of, are not related to, or otherwise have any other relationship with, the other parties, other than the lease.

The Company evaluated the lease amendment under the provisions of ASC 842. Information related to the Company’s right-of-use assets and related lease liabilities are as followings (in thousands, except for remaining lease term and discount rate):

Year ending December 31:
2021 (9 months remaining)	$153
2022	201
2023	52
Total lease payments	406
Less imputed interest	(40)
Total lease liabilities	$366

Other supplemental information:
Current operating lease liabilities	$167
Long term operating lease liabilities	199
Total lease liabilities	$366
Discount rate	10%

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Cash paid for operating lease liabilities	$17	$121

Rent expense, including common area maintenance charges, was $22,000 and $123,000 during the three-month periods ended March 31, 2021 and 2020, respectively.

6. Equity Securities

Potentially Dilutive Common Stock Equivalents

As of March 31, 2021 and 2020, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,
	2021	2020
Common stock warrants issued to underwriter in connection with May 2020 offering	10	—
Common stock warrants issued in connection with March 2017 rights offering	1,706	1,706
Common stock warrants issued in connection with February 2019 rights offering	5,976	5,976
Common stock options	182	890
Restricted stock units	—	25
	7,874	8,597

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

Upon close of our May 2020 registered offering we issued 375,000 warrants to our underwriter. These warrants are exercisable at $1.25 per share and expire on May 5, 2025. At March 31, 2021, 10,125 of the warrants are still outstanding.

A summary of warrants activity for the three months ended March 31, 2021 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2020	7,759	$11.66	3.21
Issued	—
Exercised	(67)	11.76
Forfeited or expired	—
Warrants outstanding as of March 31, 2021	7,692	$11.75	2.96
Warrants exercisable as of March 31, 2021	7,692	$11.75	2.96

The warrants outstanding as of March 31, 2021 had $71,000 in intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the three months ended March 31, 2021 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2020	196	$15.48	7.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$12.95
Options outstanding as of March 31, 2021	182	$15.68	7.35
Options exercisable as of March 31, 2021	133	$19.79	6.85

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2021 was $160,000. As of March 31, 2021, there was $0.1 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.70 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At March 31, 2021 the available number of shares that may be issued under the plan is 77,031.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$—	$—
Research and development	5	102
Clinical and regulatory	9	15
Selling and marketing	—	41
General and administrative	5	121
Total	$19	$279

9. Risk and Uncertainties

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We retained approximately 11 of our employees to oversee current operations.  The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

•	reputational damages of the Company and its products;

•	inability to raise additional funds to finance and continue our operations;
•	inability to maintain adequate facilities;

•	inability to retain and hire experienced personnel;

•	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;

•	material delays or inability to complete development and commercialization of Orion;
•	inability to satisfy Nasdaq’s continued listing requirements and exposure to delisting if not remedied; and

•	other uncertain events that may have negative impact effect on our operations.

10. Litigation, Claims and Assessments

Three oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcome of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

      As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders.  On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached.  We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, claimed six million Euros in damages (about $7.3 million in USD), and indicated it would pursue litigation. We cannot predict the outcome of this dispute.

       In November 2020, we and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Business Combination. On April 1, 2021, we received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placed. We believe that claims for payment presented by this invoice are without merit.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2019 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 and as thereafter amended on April 14, 2021 and April 27, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches, our financing plans and future capital requirements, the materially adverse  impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Second Sight Medical Products, Inc. (NASDAQ: EYES) develops implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest populations of sight-impaired individuals.

       Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Our 24 month result, most of which were measured after the study resumed, indicate to us that:

•

We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through February 2021. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about 3 months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June of 2018.

•

The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. On square localization, five of the five subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, four out of five performed better with the system on than off; and on grating visual acuity, two of five tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, which stands for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Our FLORA results show that for two of the two subjects tested at 24-monts to date, the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

Our principal offices are located in Los Angeles, California.

Our first commercially approved product was the Argus® II Retinal Prosthesis System (“Argus II”). The Argus II was the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. The Argus II system provided an artificial form of vision that differs from the vision of people with normal sight. It did not restore normal vision and there is no evidence that it slowed or reversed the progression of any disease. The majority of patients received a significant benefit from the Argus II, however results did vary and some patients reported receiving little or no benefit. By creating an artificial form of useful vision in patients who otherwise had total sight loss, the Argus II provided benefits that included:

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

We also researched multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Orion user experience.  In most cases, we collaborate with 3rd party firms to advance and integrate these innovative technologies with our artificial vision systems.  Examples of technologies that we believe will be complimentary to our products include: eye tracking, object recognition and localization, thermal imaging and depth-based decluttering.

        Product and Clinical Development Plans

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

       Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Regularly scheduled visits at both sites were paused in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 24 month results for the six subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks.  We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

       In November 2017, the FDA granted Breakthrough Devices Program designation for the Orion. This designation is given to a few select medical devices in order to provide more effective treatment of life-threatening or irreversibly debilitating diseases or conditions. This program is intended to help patients have more timely access to these medical devices by expediting their development, assessment, and review. The U.S. Food and Drug Administration (FDA) approved the Argus 2s Retinal Prosthesis System, a redesigned set of external hardware (glasses and video processing unit) initially for use in combination with previously implanted Argus II systems for the treatment of retinitis pigmentosa (RP). The Company expects that the Argus 2s will be adapted to be the external system for the next generation Orion Visual Cortical Prosthesis System currently under development. In addition to ergonomic improvements, the Argus 2s system offers significantly more processing power, potentially allowing for improved video processing.  A decision on when or if to begin production of the newly approved hardware is under evaluation.

       Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of debt, convertible debt, research and clinical grants, and limited product revenue which was generated from the sale of our Argus II product. Funding of our business since 2019 has been primarily provided by:

•

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at an offering price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

•	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders
•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

      We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was recently approved under this grant. As of March 31, 2021 we recorded $0.5 million of deferred grant costs, included in prepaid expenses and other current assets.

         We have been notified by the Nasdaq stock market regarding our non-compliance with one of the continued listing requirements of the Nasdaq Capital Market and as a result we could be subject to delisting if we do not regain compliance within the compliance period (or the compliance period as may be extended). We believe that our planned shareholders’ meeting on May 28, 2021 satisfies this listing requirement.

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel medical device. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. To finance our operations we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the United States Securities and Exchange Commission require management to make estimates, assumptions and judgments that affect the amounts, liabilities, revenue and expenses reported in the financial statements and the notes to the financial statements. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In the first quarter of 2020, due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded impairment charges to our inventory of $0.5 million, impairment of $0.7 million to our fixed assets which were used primarily for Argus activities and $0.2 million in severance payments all of which were paid in May 2020. We continue to advance the development of our Orion technology and are exploring various strategic options.

There have been no other material changes to our critical accounting policies during the three months ended March 31, 2021.

Results of Operations

Net sales. Our net sales consisted of revenue primarily from the sale of our Argus II product which is no longer marketed. We have discontinued sales of this product to focus on development of Orion.

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

•

Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies offset by grant revenue received in support of specific clinical research products. We expect clinical and regulatory expenses to be lower in the short-run as we have closed our clinical study activities related to Argus II and Orion clinical site visits were temporarily paused due to COVID-19. In the long-run, we expect clinical and regulatory expenses to increase if and when we conduct a pivotal clinical study of Orion.

•

Sales and marketing expenses consist primarily of salaries, commissions, travel and related expenses for personnel engaged in sales, marketing, market access and business development functions, as well as costs associated with promotional and other marketing activities including the cost of units consumed as demos or samples. We expect sales and marketing expenses to be significantly lower in 2021 than in 2020 as we no longer employ sales and marketing personnel and no longer market the Argus II product.

•

General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to be significantly lower in 2021 as we have significantly reduced staff.

Comparison of the Three Months Ended March 31, 2021 and 2020

Research and development expense. Research and development expense decreased by $3.6 million, or 91%, to $0.3 million in the first quarter of 2021 from $3.9 million in the first quarter of 2020. The costs decreased to our staffing reductions. We expect our research and development expenses to increase as we restart our curtailed activity based upon our revised development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $877,000, or 96%, to $37,000 in the first quarter of 2021 from $3,887,000 in the first quarter of 2020. This decrease is attributable to decreased costs associated with the Orion feasibility study and increased offsets of grant funds. We expect clinical and regulatory costs to continue in the future at a reduced level as we resume activities for our Early Feasibility Study and reevaluate our development plans for Orion.

Selling and marketing expense. Selling and marketing expense was zero in the first quarter of 2021 as compared to $0.7 million in the first quarter of 2020. We expect selling and marketing expense to cease until we begin marketing our Orion product.

General and administrative expense. General and administrative expense increased $0.5 million, or 22%, to $2.5 million in the first quarter of 2021 from $2.0 million in the same period of 2020. This increase is attributable to increased legal costs and termination fee associated with our termination of the MOU of $1.0 million. General and administrative expenses also decreased from staffing reductions.

Restructuring charges. We recorded non-cash restructuring charges of $1.1 million in the first quarter of 2020 comprised of $0.4 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion and a $0.2 million cash charge for severance compensation.

Liquidity and Capital Resources

 Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of stock at an offering price of $6.00 per share for aggregate net proceeds of approximately $24.5 million. We believe the financing provides sufficient working capital to sustain approximately eighteen months of operations.

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

Cash and cash equivalents increased by $23.7 million from $3.2 million as of December 31, 2020 to $26.9 million as of March 31, 2021. Working capital was $20.7 million as of March 31, 2021, as compared to a deficit of $0.9 million as of December 31, 2020, an increase of $21.6 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first three months of 2021, we used $0.8 million of cash in operating activities, consisting primarily of a net loss of $2.8 million, offset by non-cash charges which provided cash of $0.1 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets and by a net change in operating assets and liabilities of $1.9 million. During the first three months of 2020, we used $8.7 million of cash in operating activities, consisting primarily of a net loss of $8.9 million, offset by non-cash charges which provided cash of $1.5 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets, impairment charge and offset by a net change in operating assets and liabilities of $1.3 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first three months of 2021 was zero and was $331,000 in the first three months of 2020 for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $24.5 million of cash in the first three months of 2021 consisting of $24,451,000 of net proceeds from the sale of common stock and $15,000 from the proceeds from warrant exercises. Financing activities used $5,000 of cash in the first three months of 2020 consisting of $6,000 of net proceeds from the sale of common stock offset by the use of $11,000 for the repurchase of partial shares in connection with our reverse stock split.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2021, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Acting Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

Three oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcome of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders.  On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached.  We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, demanded six million Euros in damages (about $7.3 million in USD), and indicated it would pursue litigation. We cannot predict the outcome of this dispute.

       In November 2020, we and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Business Combination. On April 1, 2021, we received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placed. We believe that claims for payment presented by this invoice are without merit.

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

Name	Title	Date

/s/ Scott Dunbar	Acting Chief Executive Officer	May 12, 2021
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	May 12, 2021
Edward Sedo	(Principal Financial and Accounting Officer)