Form 10-Q
period 2021-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2021-08-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☐    No  ☐

As of August 11, 2021, the registrant had 39,409,176 shares of common stock, no par value per share and 7,680,938 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three-month periods ended during the six months ended June 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,845	$3,177
Prepaid expenses and other current assets	1,593	1,092
Total current assets	75,438	4,269
Property and equipment, net	135	174
Right-of-use assets, net	311	—
Deposits and other assets	32	17
Total assets	$75,916	$4,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$670	$486
Accrued expenses	1,126	875
Accrued compensation expense	424	173
Accrued clinical trial expenses	933	1,063
Current operating lease liabilities	173	—
Current debt	—	2,200
Contract liabilities	335	335
Total current liabilities	3,661	5,132
Long term operating lease liabilities	151	—
Total liabilities	3,812	5,132
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 39,409 and 23,214 as of June 30, 2021 and December 31, 2020, respectively	347,940	270,126
Additional paid-in capital	49,352	49,314
Accumulated other comprehensive loss	(387)	(448)
Accumulated deficit	(324,801)	(319,664)
Total stockholders’ equity (deficit)	72,104	(672)
Total liabilities and stockholders’ equity	$75,916	$4,460

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$—	$—	—	—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development, net of grants	695	323	1,029	4,210
Clinical and regulatory, net of grants	263	429	300	1,343
Selling and marketing	—	—	—	701
General and administrative	1,338	1,516	3,810	3,537
Restructuring charges	—	848	—	2,229
Total operating expenses	2,296	3,116	5,139	12,020

Loss from operations	(2,296)	(3,116)	(5,139)	(12,020)
Interest income	2	16	2	34

Net loss	$(2,294)	$(3,100)	$(5,137)	$(11,986)

Net loss per common share – basic and diluted	$(0.08)	$(0.15)	$(0.20)	$(0.67)

Weighted average common shares outstanding – basic and diluted	28,667	20,337	26,117	17,993

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,294)	$(3,100)	(5,137)	(11,986)

Other comprehensive income (loss):
Foreign currency translation adjustments	25	10	61	29
Comprehensive loss	$(2,269)	$(3,090)	$(5,076)	$(11,957)

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,725
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of shares of common stock	1	6	—	—	—	6
Release of restricted stock units	15	—	—	—	—	—
Stock-based compensation expense	—	—	279	—	—	279
Net loss	—	—	—	—	(8,886)	(8,886)
Foreign currency translation adjustment	—	—	—	19	—	19
Balance, March 31, 2020	15,657	$264,003	$48,892	$(543)	$(313,670)	$(1,318)
Issuance of shares of common stock and warrants in connection with share offering, net of issuance costs	7,500	6,393	280	—	—	6,673
Repurchase of ESSP shares as part of rescission offer	(39)	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	88	—	—	88
Net loss	—	—	—	—	(3,100)	(3,100)
Foreign currency translation adjustment	—	—	—	10	—	10
Balance, June 30, 2020	23,118	$270,126	$49,260	$(533)	$(316,770)	$2,083

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2020	23,214	$270,126	$49,314	$(448)	$(319,664)	$(672)
Issuance of shares of common stock in underwritten public offering	4,650	24,451	—	—	—	24,451
Warrants exercised	44	15	—	—	—	15
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,843)	(2,843)
Foreign currency translation adjustment	—	—	—	36	—	36
Balance, March 31, 2021	27,908	$294,592	$49,333	$(412)	$(322,507)	$21,006
Issuance of shares of common stock in underwritten public offering	11,500	53,338	—	—	—	53,363
Warrants exercised	1	10	—	—	—	10
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,294)	(2,294)
Foreign currency translation adjustment	—	—	—	25	—	25
Balance, June 30, 2021	39,409	$347,940	$49,352	$(387)	$(324,801)	$72,104

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,137)	$(11,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	126
Stock-based compensation	38	367
Non-cash lease expense	13	3
Restructuring charges-inventory and fixed asset impairment	—	1,115
Changes in operating assets and liabilities:
Accounts receivable	—	461
Inventories	—	(144)
Prepaid expenses and other assets	(515)	(364)
Accounts payable	169	(1,019)
Accrued expenses	327	108
Accrued compensation expenses	234	(2,369)
Accrued clinical trial expenses	(131)	(189)
Net cash used in operating activities	(4,963)	(13,891)
Cash flows from investing activities:
Purchases of property and equipment	—	(331)
Net cash used in investing activities	—	(331)
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	77,814	6,679
Repayment of debt	(2,200)	—
Repurchase of ESPP shares and fractional shares in connection with reverse stock split	—	(281)
Net cash provided by financing activities	75,614	6,398
Effect of exchange rate changes on cash and cash equivalents	17	2
Cash and cash equivalents:
Net increase (decrease)	70,668	(7,822)
Balance at beginning of period	3,177	11,327
Balance at end of period	$73,845	$3,505

Supplemental disclosures of cash flow information:
Cash paid during the period ended for:
Interest	$135	—

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

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March 2020 due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 24 month results, most of which were measured after the study resumed, indicate to us that:

•

We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through February 2021. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about three months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

•

The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. Four subjects have completed these tests at 36-months, one subject at 24-months, and one subject at 12-months. For these most recent results, on square localization, six of six subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, six of six performed better with the system on than off. On grating visual acuity, two of six tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Due to the Covid-19 pandemic, 4 out of 6 FLORA assessments were not performed at the 24 month timeframe.  A protocol update was made to add FLORA assessments at the 36 month timeframe.  FLORA results to date show that 4 out of 6 completing the FLORA at 36 months had positive results indicating the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of debt, convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2019 has been primarily provided by:

•	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million

•

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

•

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. These loans and accrued interest were repaid in the second quarter of 2021

•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of June 30, 2021 we recorded $0.3 million of deferred grant costs receivable, included in prepaid expenses and other current assets.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations for at least eighteen months. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

We were notified by the Nasdaq stock market regarding our non-compliance with one of the continued listing requirements of the Nasdaq Capital Market. We have subsequently satisfied the Nasdaq compliance listing requirement.

2.	Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. The balance sheet as of December 31, 2020 has been derived from our audited balance sheet included in our annual report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 16, 2021. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2020, contained in our Annual Report on Form 10-K. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. In the six months ended June 30, 2020, due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $0.2 million in severance payments. We continue to advance the development of our Orion technology and are exploring various strategic options to accelerate development of Orion.

Our significant accounting policies are set forth in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

3.	Concentration of Risk

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash and money market funds. We maintain cash and money market funds with financial institutions that we deem reputable.

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 include assets amounting to $27,000 and $18,000, respectively, relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2021 (unaudited):
Money market funds	$73,818	$73,818	$—	$—
December 31, 2020:
Money market funds	$3,122	$3,122	$—	$—

5.	Selected Balance Sheet Detail

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$584	$584
Computer hardware and software	69	69
	653	653
Accumulated depreciation and amortization	(518)	(479)
Property and equipment, net	$135	$174

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million during the period ended June 30, 2020 related to our fixed assets.

Debt

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note was unsecured and accrued interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. We repaid the principal and accrued interest of $135,000 during the quarter ended June 30, 2021.

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2020	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of June 30, 2021	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended June 30, 2021 is presented below:

Beginning balance as of December 31, 2020	$200
Additions	—
Settlements	—
Adjustments and other	(15)
Ending balance as of June 30, 2021	$185

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

On May 18, 2020 we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”), pursuant to which the parties agreed to accelerate the expiration dates of our existing leases (the “Leases”), to a date no later than June 18, 2020 (“Accelerated Termination Date”). We agreed to pay the Landlord (i) $210,730 to bring the Leases current (the “Owed Rent”) and to remit (ii) a one- time early termination fee in the amount of $150,000 (the “Early Termination Amount”). Prior to the early termination agreed in this letter we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the term remaining under the Leases through the respective expiration dates in February 2022 and April 2023. The Landlord acknowledged that as of the date of the Letter Agreement the Owed Rent and the Early Termination Amount constituted all amounts owing to the Landlord under the Leases. As a result of the letter agreement, we wrote down the right-of-use assets and extinguished related lease liabilities in the amounts of $2.3 million and $2.4 million, respectively. We have accrued an early termination fee of $150,000 which is included in accrued expenses and restructuring charges as of and for the six months ended June 30, 2020.

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to sub-lease office space to replace our existing headquarters. We pay $17,000 per month, increasing to $17,500 per month on February 1, 2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar, CA 91342. Additionally, we received full rent abatement for March 2021, and will receive half rent abatement during March 2022. The sub-lease is for two years and two months. We are not affiliates of, are not related to, or otherwise have any other relationship with, the other parties, other than the lease.

The Company evaluated the lease amendment under the provisions of ASC 842. Information related to the Company’s right-of-use assets and related lease liabilities are as followings (in thousands, except for remaining lease term and discount rate):

Year ending December 31:
2021 (6 months remaining)	$102
2022	201
2023	52
Total lease payments	355
Less imputed interest	(31)
Total lease liabilities	$324

Other supplemental information:
Current operating lease liabilities	$173
Long term operating lease liabilities	151
Total lease liabilities	$324
Discount rate	10%

	For the three months ended June 30, 2021	For the three months ended June 30, 2020	For the six months ended June 30, 2021	For the six months ended June 30, 2020
Cash paid for operating lease liabilities	$51	$106	68	227

Rent expense, including common area maintenance charges, was $49,000 and $229,000 during the six-month periods ended June 30, 2021 and 2020, respectively.

6.	Equity Securities

Potentially Dilutive Common Stock Equivalents

As of June 30, 2021 and 2020, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	June 30,
	2021	2020
Common stock warrants issued to underwriter in connection with May 2020 offering	10	375
Common stock warrants issued in connection with March 2017 rights offering	1,706	1,706
Common stock warrants issued in connection with February 2019 rights offering	5,975	5,976
Common stock options	182	304
Restricted stock units	—	8
	7,873	8,369

7.	Warrants

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

We extended the term of 1.7 million warrants issued in our March 2017 rights offering by approximately two years effective as of February 15, 2019 as part of our February 2019 rights offering. We determined the fair value of the March 2017 Warrants immediately before and after the modification. The fair value of the March 2017 Warrants after the modification was increased by approximately$1.6 million, resulting in an accounting adjustment to additional paid-in capital and accumulated deficit in the consolidated statements of shareholders’ equity. The assumptions used in the determination of fair value of the warrants before and after the extension included a risk free interest rate of 2.50% and 2.49%, expected volatility of 81% and 82%, and expected lives of 3.08 years and 5.08 years, respectively and 0% dividend yields for both.

Upon close of our May 2020 registered offering we issued 375,000 warrants to our underwriter. These warrants are exercisable at $1.25 per share and expire on May 5, 2025. At June 30, 2021, 10,125 of the warrants are still outstanding.

A summary of warrants activity for the six months ended June 30, 2021 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2020	7,759	$11.66	3.21
Issued	—
Exercised	(68)	11.76
Forfeited or expired	—
Warrants outstanding as of June 30, 2021	7,691	$11.75	2.71
Warrants exercisable as of June 30, 2021	7,691	$11.75	2.71

The warrants outstanding as of June 30, 2021 had $37,000 in intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the six months ended June 30, 2021 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2020	196	$15.48	7.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$12.95
Options outstanding and expected to vest as of June 30, 2021	182	$15.68	7.10
Options exercisable as of June 30, 2021	138	$19.29	6.66

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2021 was $20,000. As of June 30, 2021, there was $124,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.48 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At June 30, 2021 the available number of shares that may be issued under the plan is 77,031.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$—	$—	—	90
Research and development	5	7	10	321
Clinical and regulatory	9	12	18	65
Selling and marketing	—	—	—	261
General and administrative	5	69	10	1,020
Total	$19	$88	$38	$1,757

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

10. Litigation, Claims and Assessments

Four oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, claiming damages of €5,217,659.60, about $6,162,760. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000.

In November 2020, we and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Business Combination. On April 1, 2021, we received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placement. We believe that claims for payment presented by this invoice are without merit.

On or about July 19, 2021 Martin Sumichrast filed a complaint with the Superior Court of the State of California, County of Los Angeles—Central District, claiming that he is entitled to compensation for services, as well as exemplary and other damages in an amount to be determined at trial but not less than $2 million, which arise from his allegedly arranging and securing financing that the Company obtained in May 2020 via a registered underwritten public offering of common stock. The action is in early stages and the Company is considering its responses, however the Company believes that the claims for compensation are without merit and intends to defend vigorously.

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

11. Subsequent Events

We were notified on July 29, 2021, we were awarded a grant from the National Institutes of Health to fund a patient preference information study of blind candidates for a visual prosthesis. The entirety of the $155,964 grant will be provided to UCLA as a subcontractor to conduct the study. This study will help us better understand acceptable risks, necessary benefits, and appropriate risk/benefit balance for devices such as the Orion Visual Cortical Prosthesis and the decision process of a person deciding whether or not to be implanted with a visual prosthesis.

One subject in the Early Feasibility study had the Orion device explanted on August 9, 2021. The explant was due to the need for an MRI to diagnose a condition unrelated to the Orion device.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2020 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021 and as thereafter amended on April 14, 2021 and April 27, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches, our financing plans and future capital requirements, the materially adverse impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Second Sight Medical Products, Inc. (NASDAQ: EYES) develops implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness, and are committed to developing new technologies to treat the broadest populations of sight-impaired individuals.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six- subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Our 24 month results, most of which were measured after the study resumed, indicate to us that:

•

We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through February 2021. One early AF was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about three months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

•

The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. Four subjects have completed these tests at 36-months, one subject at 24-months, and one subject at 12-months. For these most recent results, on square localization, six of six subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, six of six performed better with the system on than off. On grating visual acuity, two of six tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Due to the Covid-19 pandemic, 4 out of 6 FLORA assessments were not performed at the 24 month timeframe.  A protocol update was made to add FLORA assessments at the 36 month timeframe.  FLORA results to date show that four out of six completing the FLORA at 36 months had positive results indicating the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Regularly scheduled visits at both sites were paused in mid-March due to Covid-19, however visits at UCLA resumed mid- September 2020 and Baylor resumed in December 2020. Our 24 month results for the six subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of debt, convertible debt, research and clinical grants, and limited product revenue which was generated from the sale of our Argus II product. Funding of our business since 2019 has been primarily provided by:

•	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million.

•

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at an offering price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

•

On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. These loans and accrued interest were repaid in the second quarter of 2021.

•	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of June 30, 2021 we recorded $0.3 million of deferred grant costs, included in prepaid expenses and other current assets.

We were notified by the Nasdaq stock market regarding our non-compliance with one of the continued listing requirements of the Nasdaq capital market. We have subsequently satisfied the Nasdaq compliance listing.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2021 from those disclosed in the Annual Report on 10-K for the year ended December 31, 2020.

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

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and development expense. Research and development expense increased by $0.4 million, or 115%, to $0.7 million in the second quarter of 2021 from $0.3 million in the second quarter of 2020. The costs increased as we restarted our curtailed activity due to COVID-19.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.1 million, or 39%, to $0.3 million in the second quarter of 2021 from $0.4 million in the second quarter of 2020. This decrease is attributable to decreased costs associated with the Orion feasibility study and increased offsets of grant funds. We expect clinical and regulatory costs to continue in the future at a reduced level as we resume activities for our Early Feasibility Study.

General and administrative expense. General and administrative expense decreased $0.2 million, or 12%, to $1.3 million in the second quarter of 2021 from $1.5 million in the same period of 2020. General and administrative expenses decreased as a result of staffing reductions.

Restructuring charges. We recorded a restructuring charges of $0.8 million in the second quarter of 2020 comprised of $0.2 million of material and overhead costs in connection with our decision to no longer market Argus II and a $0.6 million cash charge for severance compensation and other associated costs all of which were substantially settled by June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and development expense. Research and development expense decreased by $3.2 million, or 76%, to $1.0 million in the first six months 2021 from $4.2 million in the same period of 2020. The costs decreased due to our staffing reductions. We expect our research and development expenses to increase as we restart our curtailed activity based upon our revised development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $1.0 million, or 78%, to $0.3 million in the first six months of 2021 from $1.3 million in the same period of 2020. This decrease is attributable to decreased costs associated with the Orion feasibility study and increased offsets of grant funds. We expect clinical and regulatory costs to continue in the future at a reduced level.

Selling and marketing expense. Selling and marketing expense was zero in the first six months of 2021 as compared to $0.7 million in the same period of 2020. We expect selling and marketing expense to cease until we begin marketing our Orion product.

General and administrative expense. General and administrative expense increased $0.3 million, or 8%, to $3.8 million in the first six months of 2021 from $3.5 million in the same period of 2020. This increase is attributable to increased legal costs and termination fee associated with our termination of the MOU of $1.0 million. General and administrative expenses also decreased from staffing reductions.

Restructuring charges. We recorded non-cash restructuring charges of $1.2 million in the first six months of 2020 comprised of $0.5 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion and a $0.2 million in material and overhead costs associated with Argus II and a $0.8 million cash charge for severance compensation and other associated costs.

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

On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million.

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of stock at an offering price of $6.00 per share for aggregate net proceeds of approximately $24.5 million. We believe the financing provides sufficient working capital to sustain approximately eighteen months of operations.

  On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. These loans and accrued interest were repaid during May and June 2021.

On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.6 million.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward- looking statement that involves risks and uncertainties, and actual results could vary materially. Conducting clinical trials is a time- consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for Orion. We expect expenses to increase in connection with our ongoing activities, particularly as we continue clinical trials of Orion, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In addition, if we obtain marketing approval for Orion, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash and cash equivalents increased by $70.6 million from $3.2 million as of December 31, 2020 to $73.8 million as of June 30, 2021. Working capital was $71.8 million as of June 30, 2021, as compared to a deficit of $0.9 million as of December 31, 2020, an increase of $72.7 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first six months of 2021, we used $4.9 million of cash in operating activities, consisting primarily of a net loss of $5.1 million, offset by non-cash charges which provided cash of $0.1 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets and by a net change in operating assets and liabilities of $0.1 million. During the first six months of 2020, we used $13.9 million of cash in operating activities, consisting primarily of a net loss of $12.0 million, offset by non-cash charges which provided cash of $1.6 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets, impairment charge and offset by a net change in operating assets and liabilities of $3.5 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first six months of 2021 was zero and was $331,000 in the first six months of 2020 for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $75.6 million of cash in the first six months of 2021 consisting of $77.8 million of net proceeds from the sale of common stock and $25,000 from the proceeds from warrant exercises offset by the repayment of debt of $2.2 million. Financing activities provided $6.4 million of cash in the first six months of 2020 consisting of $6.7 million of net proceeds from the sale of common stock offset by the use of $281,000 for the repurchase of partial shares in connection with our reverse stock split and the repurchase of ESPP shares.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2021, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Acting Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

PART II-OTHER INFORMATION

Item 1.        Legal Proceedings

Four oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders.  On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached.  We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, claiming damages of €5,217,659.60, about $6,162,760. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000.

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

On or about July 19, 2021 Martin Sumichrast filed a complaint with the Superior Court of the State of California, County of Los Angeles—Central District, claiming that he is entitled to compensation for services, as well as exemplary and other damages in an amount to be determined at trial but not less than $2 million, which arise from his allegedly arranging and securing financing that the Company obtained in May 2020 via a registered underwritten public offering of common stock. The action is in early stages and the Company is considering its responses, however the Company believes that the claims for compensation are without merit and intends to defend vigorously.

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

Item 1A.     Risk Factors

There have been no material changes in information regarding our risk factors as described: Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 16, 2021 and any subsequent filings.

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

Name	Title	Date

/s/ Scott Dunbar	Acting Chief Executive Officer	August 13, 2021
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	August 13, 2021
Edward Sedo	(Principal Financial and Accounting Officer)