Form 10-Q
period 2021-09-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2021-11-12
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

As of November 10, 2021, the registrant had 39,409,176 shares of common stock, no par value per share and 7,680,938 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three-month periods ended during the nine months ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,028	$3,177
Prepaid expenses and other current assets	1,193	1,092
Total current assets	73,221	4,269
Property and equipment, net	117	174
Right-of-use assets, net	270	—
Deposits and other assets	22	17
Total assets	$73,630	$4,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$758	$486
Accrued expenses	1,073	875
Accrued compensation expense	575	173
Accrued clinical trial expenses	999	1,063
Current operating lease liabilities	179	—
Current debt	—	2,200
Contract liabilities	335	335
Total current liabilities	3,919	5,132
Long term operating lease liabilities	102	—
Total liabilities	4,021	5,132
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 39,409 and 23,214 as of September 30, 2021 and December 31, 2020, respectively	347,940	270,126
Additional paid-in capital	49,371	49,314
Accumulated other comprehensive loss	(400)	(448)
Accumulated deficit	(327,302)	(319,664)
Total stockholders’ equity (deficit)	69,609	(672)
Total liabilities and stockholders’ equity	$73,630	$4,460

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development, net of grants	$697	$279	$1,726	$4,489
Clinical and regulatory, net of grants	276	261	576	1,604
Selling and marketing	—	—	—	701
General and administrative	1,530	1,062	5,340	4,599
Restructuring charges	—	—	—	2,229
Total operating expenses	2,503	1,602	7,642	13,622

Loss from operations	(2,503)	(1,602)	(7,642)	(13,622)
Other income (expense), net	2	(1)	4	33

Net loss	$(2,501)	$(1,603)	$(7,638)	$(13,589)

Net loss per common share – basic and diluted	$(0.06)	$(0.07)	$(0.25)	$(0.69)

Weighted average common shares outstanding – basic and diluted	39,409	23,118	30,596	19,714

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(2,501)	$(1,603)	$(7,638)	$(13,589)

Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	35	48	64
Comprehensive loss	$(2,514)	$(1,568)	$(7,590)	$(13,525)

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,725
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of shares of common stock	1	6	—	—	—	6
Release of restricted stock units	15	—	—	—	—	—
Stock-based compensation expense	—	—	279	—	—	279
Net loss	—	—	—	—	(8,886)	(8,886)
Foreign currency translation adjustment	—	—	—	19	—	19
Balance, March 31, 2020	15,657	$264,003	$48,892	$(543)	$(313,670)	$(1,318)
Issuance of shares of common stock and warrants in connection with share offering, net of issuance costs	7,500	6,393	280	—	—	6,673
Repurchase of ESSP shares as part of rescission offer	(39)	(270)	—	—	—	(270)
Stock-based compensation expense	—	—	88	—	—	88
Net loss	—	—	—	—	(3,100)	(3,100)
Foreign currency translation adjustment	—	—	—	10	—	10
Balance, June 30, 2020	23,118	$270,126	$49,260	$(533)	$(316,770)	$2,083
Stock-based compensation expense	—	—	27	—	—	27
Net loss	—	—	—	—	(1,603)	(1,603)
Foreign currency translation adjustment	—	—	—	35	—	35
Balance, September 30, 2020	23,118	$270,126	$49,287	$(498)	$(318,373)	$542

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2020	23,214	$270,126	$49,314	$(448)	$(319,664)	$(672)
Issuance of shares of common stock in connection with private placement	4,650	24,451	—	—	—	24,451
Warrants exercised	44	15	—	—	—	15
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,843)	(2,843)
Foreign currency translation adjustment	—	—	—	36	—	36
Balance, March 31, 2021	27,908	$294,592	$49,333	$(412)	$(322,507)	$21,006
Issuance of shares of common stock in underwritten public offering	11,500	53,338	—	—	—	53,338
Warrants exercised	1	10	—	—	—	10
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,294)	(2,294)
Foreign currency translation adjustment	—	—	—	25	—	25
Balance, June 30, 2021	39,409	$347,940	$49,352	$(387)	$(324,801)	$72,104
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,501)	(2,501)
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Balance, September 30, 2021	39,409	$347,940	$49,371	$(400)	$(327,302)	$69,609

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net loss	$(7,638)	$(13,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	148
Stock-based compensation	57	394
Non-cash lease expense	11	3
Restructuring charges-inventory and fixed asset impairment	—	1,116
Changes in operating assets and liabilities:
Accounts receivable	—	461
Inventories	—	218
Prepaid expenses and other assets	(106)	(568)
Accounts payable	253	(1,256)
Accrued expenses	266	64
Accrued compensation expenses	401	(2,360)
Accrued clinical trial expenses	(64)	—
Net cash used in operating activities	(6,763)	(15,369)
Cash flows from investing activities:
Sale of assets held for sale	—	398
Purchases of property and equipment	—	(331)
Net cash used in investing activities	—	67
Cash flows from financing activities:
Net proceeds from sale of common stock and/or warrants	77,814	6,679
Repayment of debt	(2,200)	—
Repurchase of ESPP shares and fractional shares in connection with reverse stock split	—	(281)
Net cash provided by financing activities	75,614	6,398
Effect of exchange rate changes on cash and cash equivalents	—	14
Cash and cash equivalents:
Net increase (decrease)	68,851	(8,890)
Balance at beginning of period	3,177	11,327
Balance at end of period	$72,028	$2,437

Supplemental disclosures of cash flow information:
Cash paid during the period ended for:
Interest	$135	—

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of September 30, 2021. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented. We have closed our foreign operations and expect final dissolution of this entity sometime in 2022.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March 2020 due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36 month results, which were measured after the study resumed, indicate to us that:

●	We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through July 2021. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about three months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

●	The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. Four subjects have completed these tests at 36-months, one subject at 24-months, and one subject at 12-months. Considering the most recent results for each subject, on square localization, six of six subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, six of six performed better with the system on than off. On grating visual acuity, two of six tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Due to the Covid-19 pandemic, 4 out of 6 FLORA assessments were not performed at the 24 month timeframe. A protocol update was made to add FLORA assessments at the 36 month timeframe. FLORA results to date (the latest for each subject) show that 6 out of 6 had positive or mild positive results, indicating the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Our 36 month results indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data results are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results that may be obtained in our larger Orion clinical trials.

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

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of debt, convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. Funding of our business since 2019 has been primarily provided by:

●	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million

●	On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

●	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. These loans and accrued interest were repaid in the second quarter of 2021

●	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of September 30, 2021 we recorded $0.3 of deferred grant costs receivable, included in prepaid expenses and other current assets. For the three and nine months ended September 30, 2021 $0.3 million and $1.1 million of costs were offset by grants as compared to $0.4 million and $1.0 million for the comparable periods in 2020.

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

We were notified by the Nasdaq stock market on July 23, 2020 regarding our non-compliance with one of the continued listing requirements of the Nasdaq Capital Market. We have subsequently satisfied the Nasdaq compliance listing requirement.

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

On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations. In the nine months ended September 30, 2020, due to our focus on Orion and wind down of selling and marketing activities related to Argus II, we recorded impairment charges to our inventory of $0.5 million and $0.7 million to our fixed assets used primarily for Argus activities. We also incurred $0.2 million in severance payments. We continue to advance the development of our Orion technology and are exploring various strategic options to accelerate development of Orion.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 include assets amounting to $32,000 and $18,000, respectively, relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2021 (unaudited):
Money market funds	$71,970	$71,970	$—	$—
December 31, 2020:
Money market funds	$3,122	$3,122	$—	$—

5. Selected Balance Sheet Detail

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$584	$584
Computer hardware and software	69	69
	653	653
Accumulated depreciation and amortization	(536)	(479)
Property and equipment, net	$117	$174

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million during the nine month period ended September 30, 2020 related to our fixed assets.

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

Contract Liabilities

Contract liabilities consisted of the following (in thousands):

Beginning balance as of December 31, 2020	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of September 30, 2021	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended September 30, 2021 is presented below:

Beginning balance as of December 31, 2020	$200
Additions	—
Settlements	—
Adjustments and other	(7)
Ending balance as of September 30, 2021	$193

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

On May 18, 2020 we entered into a Letter Agreement with Sylmar Biomedical Park, LLC (the “Landlord”), pursuant to which the parties agreed to accelerate the expiration dates of our existing leases (the “Leases”), to a date no later than June 18, 2020 (“Accelerated Termination Date”). We agreed to pay the Landlord (i) $210,730 to bring the Leases current (the “Owed Rent”) and to remit (ii) a one- time early termination fee in the amount of $150,000 (the “Early Termination Amount”). Prior to the early termination agreed in this letter we were obligated to pay aggregate base rent of approximately $0.9 million and common area maintenance expenses for the term remaining under the Leases through the respective expiration dates in February 2022 and April 2023. The Landlord acknowledged that as of the date of the Letter Agreement the Owed Rent and the Early Termination Amount constituted all amounts owing to the Landlord under the Leases. As a result of the letter agreement, we wrote down the right-of-use assets and extinguished related lease liabilities in the amounts of $2.3 million and $2.4 million, respectively. We accrued an early termination fee of $150,000 which is included in the restructuring charges as of and for the nine months ended September 30, 2020.

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

The Company evaluated the lease amendment under the provisions of ASC 842. Information related to the Company’s right-of-use assets and related lease liabilities are as follows (in thousands, except for remaining lease term and discount rate):

Year ending December 31:
2021 (3 months remaining)	$51
2022	201
2023	52
Total lease payments	304
Less imputed interest	(23)
Total lease liabilities	$281

Other supplemental information:
Current operating lease liabilities	$179
Long term operating lease liabilities	102
Total lease liabilities	$281
Discount rate	10%

	For the three months ended September 30, 2021	For the three months ended September 30, 2020	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Cash paid for operating lease liabilities	$51	$48	119	275

Rent expense, including common area maintenance charges, was $146,000 and $277,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.

6. Equity Securities

Potentially Dilutive Common Stock Equivalents

As of September 30, 2021 and 2020, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	September 30,
	2021	2020
Common stock warrants issued to underwriter in connection with May 2020 offering	10	375
Common stock warrants issued in connection with March 2017 rights offering	1,706	1,706
Common stock warrants issued in connection with February 2019 rights offering	5,975	5,976
Common stock options	182	265
	7,873	8,322

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

Upon close of our May 2020 registered offering we issued 375,000 warrants to our underwriter. These warrants are exercisable at $1.25 per share and expire on May 5, 2025. At September 30, 2021, 10,125 of the warrants remain outstanding.

A summary of warrants activity for the nine months ended September 30, 2021 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2020	7,759	$11.66	3.21
Issued	—
Exercised	(68)	1.45
Forfeited or expired	—
Warrants outstanding as of September 30, 2021	7,691	$11.75	2.46
Warrants exercisable as of September 30, 2021	7,691	$11.75	2.46

The warrants outstanding as of September 30, 2021 had $20,000 in intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the nine months ended September 30, 2021 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2020	196	$15.48	7.65
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(14)	$12.95
Options outstanding and expected to vest as of September 30, 2021	182	$15.68	6.84
Options exercisable as of September 30, 2021	143	$18.82	6.45

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2021 was $15,000. As of September 30, 2021, there was $105,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 2.29 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At September 30, 2021 the available number of shares that may be issued under the plan is 77,031.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$5	$11	$15	$120
Clinical and regulatory	9	12	27	39
Selling and marketing	—	—	—	41
General and administrative	5	4	15	194
Total	$19	$27	$57	$394

9. Risk and Uncertainties

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off a substantial majority of our employees as a result of COVID-19 and an inability to obtain financing. We currently employ 15 employees to oversee current operations. The cumulative effects of COVID-19 on the Company cannot be predicted at this time, but could include, without limitation:

●	reputational damages of the Company and its products;
●	inability to raise additional funds to finance and continue our operations;
●	inability to maintain adequate facilities;
●	inability to retain and hire experienced personnel;
●	inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;
●	material delays or inability to complete development and commercialization of Orion;
●	inability to satisfy Nasdaq’s continued listing requirements and exposure to delisting if not remedied; and
●	other uncertain events that may have negative impact effect on our operations.

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

In November 2020, we and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Business Combination. On April 1, 2021, we received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placement that we completed in March 2021. We believe that claims for payment presented by this invoice are without merit.

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

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including RP, glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six- subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Our 36 month results, which were measured after the study resumed, indicate to us that:

●	We have a good safety profile. Five subjects experienced a total of thirteen adverse events (AEs) related to the device or to the surgery, through July 2021. One early AF was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about three months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

●	The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. Four subjects have completed these tests at 36-months, one subject at 24-months, and one subject at 12-months. Considering the most recent results for each subject, on square localization, six of six subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, six of six performed better with the system on than off. On grating visual acuity, two of six tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. Due to the Covid-19 pandemic, 4 out of 6 FLORA assessments were not performed at the 24 month timeframe. A protocol update was made to add FLORA assessments at the 36 month timeframe. FLORA results to date (the latest for each subject) show that six out of six completing the FLORA at 36 months had positive or mild positive results, indicating the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

Our first commercially approved product was the Argus® II Retinal Prosthesis System (“Argus II”). The Argus II was the only retinal prosthesis approved in the United States by the Food and Drug Administration (“FDA”), and was the first approved retinal prosthesis in the world. The Argus II system provided an artificial form of vision that differs from the vision of people with normal sight. It did not restore normal vision and there is no evidence that it slowed or reversed the progression of any disease. The majority of patients received a significant benefit from the Argus II, however results did vary and some patients reported receiving little or no benefit. By creating an artificial form of useful vision in patients who otherwise had total sight loss, the Argus II provided benefits that included:

●	restoring independence through a renewed ability to navigate independently in unfamiliar environments;

●	improving patients’ orientation and mobility, such as locating doors and windows, avoiding obstacles, and following the lines of a crosswalk;

●	allowing patients to feel more connected with people in their surroundings, such as seeing when someone is approaching or moving away;

●	providing patients with enjoyment from being “visual” again, such as locating the moon, tracking groups of players as they move around a field, and watching moving streams of lights from fireworks;

●	enabling some patients to re-enter the workforce through multiple vocations that become possible because of Argus II; and

●	improving patients’ well-being and ability to perform activities of daily living

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Regularly scheduled visits at both sites were paused in mid-March due to Covid-19, however visits at UCLA resumed mid- September 2020 and Baylor resumed in December 2020. Our 24 month results for the six subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results that may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of debt, convertible debt, research and clinical grants, and limited product revenue which was generated from the sale of our Argus II product. Funding of our business since 2019 has been primarily provided by:

●	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million.

●	On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at an offering price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

●	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. These loans and accrued interest were repaid in the second quarter of 2021.

●	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of September 30, 2021 we recorded $0.3 million of deferred grant costs, included in prepaid expenses and other current assets. For the three and nine months ended September 30, 2021 $0.3 million and $1.1 million of costs were offset by grants as compared to $0.4 million and $1.0 million for the comparable periods in 2020.

We were notified by the Nasdaq stock market on July 23, 2020 regarding our non-compliance with one of the continued listing requirements of the Nasdaq capital market. We have subsequently satisfied the Nasdaq compliance listing.

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel medical device. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. To finance our operations we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. Separate from a discontinued proposed combination with Pixium, we have engaged in discussions relating to possible strategic transactions, with others, however, no assurances can be given that these discussions will continue, or if continued, that they will result in agreement or a completed transaction. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021 from those disclosed in the Annual Report on 10-K for the year ended December 31, 2020.

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

Operating Expenses. We recognize our operating expenses as incurred in four general operational categories: research and development, clinical and regulatory, sales and marketing, and general and administrative. Our operating expenses also include a non-cash component related to the amortization of stock-based compensation for research and development, clinical and regulatory, sales and marketing, and general and administrative personnel. We have received grants from institutions or agencies, such as the National Institutes of Health, to help fund the some of the cost of our development efforts. We have recorded the amount of funding received from these grants as reductions to operating expenses.

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

Comparison of the Three Months Ended September 30, 2021 and 2020

Research and development expense. Research and development expense increased by $0.4 million, or 150%, to $0.7 million in the third quarter of 2021 from $0.3 million in the same quarter of 2020. The costs increased as we restarted our curtailed activity due to COVID-19.

Clinical and regulatory expense. Clinical and regulatory expense was flat at $0.3 million in both quarters. This is attributable to continuing costs associated with the Orion feasibility study and similar offsets of grant funds. We expect clinical and regulatory costs to continue in the future at a reduced level as we resume activities for our Early Feasibility Study.

General and administrative expense. General and administrative expense increased $0.4 million, or 44%, to $1.5 million in the third quarter of 2021 from $1.1 million in the same quarter of 2020. General and administrative expenses increased as a result of increased outside consultant services.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Research and development expense. Research and development expense decreased by $2.8 million, or 62%, to $1.7 million in the first nine months 2021 from $4.5 million in the same period of 2020. The costs decreased due to our staffing reductions. We expect our research and development expenses to increase as we restart our curtailed activity based upon our revised development plans.

Clinical and regulatory expense. Clinical and regulatory expense decreased $1.0 million, or 64%, to $0.6 million in the first nine months of 2021 from $1.6 million in the same period of 2020. This decrease is attributable to decreased costs associated with the Orion feasibility study and increased offsets of grant funds. We expect clinical and regulatory costs to continue in the future at a reduced level.

Selling and marketing expense. Selling and marketing expense was zero in the first nine months of 2021 as compared to $0.7 million in the same period of 2020. We expect selling and marketing expense to cease until we begin marketing our Orion product.

General and administrative expense. General and administrative expense increased $0.7 million, or 16%, to $5.3 million in the first nine months of 2021 from $4.6 million in the same period of 2020. This increase is attributable to increased legal costs and termination fee associated with our termination of the MOU of $1.0 million. These increases in general and administrative expenses were offset by staffing reductions.

Restructuring charges. We recorded non-cash restructuring charges of $1.2 million in the first nine months of 2020 comprised of $0.5 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion and $0.2 million in material and overhead costs associated with Argus II and $0.8 million charge for severance compensation and other associated costs all of which was substantially settled by September 30, 2020.

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

Cash and cash equivalents increased by $68.9 million from $3.2 million as of December 31, 2020 to $72.0 million as of September 30, 2021. Working capital was $69.3 million as of September 30, 2021, as compared to a deficit of $0.9 million as of December 31, 2020, an increase of $70.2 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first nine months of 2021, we used $6.8 million of cash in operating activities, consisting primarily of a net loss of $7.6 million, offset by non-cash charges which provided cash of $0.1 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets and by a net change in operating assets and liabilities of $0.7 million. During the first nine months of 2020, we used $15.4 million of cash in operating activities, consisting primarily of a net loss of $13.6 million, offset by non-cash charges which provided cash of $1.7 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets, impairment charge and offset by a net change in operating assets and liabilities of $3.5 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first nine months of 2021 was zero and cash provided for investing activities was $67,000 in the first nine months of 2020 consisting of $398,000 generated from sale of assets held for sale, partially offset by $331,000 for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $75.6 million of cash in the first nine months of 2021 consisting of $77.8 million of net proceeds from the sale of common stock and $25,000 from the proceeds from warrant exercises offset by the repayment of debt of $2.2 million. Financing activities provided $6.4 million of cash in the first nine months of 2020 consisting of $6.7 million of net proceeds from the sale of common stock offset by the use of $281,000 for the repurchase of partial shares in connection with our reverse stock split and the repurchase of ESPP shares.

Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2021, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Acting Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2021, based on the evaluation of these disclosure controls and procedures, our CEO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

In November 2020, we and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Business Combination. On April 1, 2021, we received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placement that we completed in March 2021. We believe that claims for payment presented by this invoice are without merit.

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

Name	Title	Date

/s/ Scott Dunbar	Acting Chief Executive Officer	November 12, 2021
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	November 12, 2021
Edward Sedo	(Principal Financial and Accounting Officer)