Form 10-K
period 2021-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2022-03-29
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36747

Second Sight Medical Products, Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	02-0692322 (I.R.S. Employer Identification No.)

13170 Telfair Avenue,	Sylmar, CA 91342
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (818) 833-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	EYES	NASDAQ
Warrants	EYESW	NASDAQ

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2021, computed by reference to the closing sales price on the Nasdaq Capital Market on June 30, 2021, was approximately $145.5 million.

As of March 23, 2022, the registrant had 39,409,176 shares of common stock, no par value per share and 7,680,938 warrants outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Registrant intends to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the end of registrant’s fiscal year ended December 31, 2021.

SECOND SIGHT MEDICAL PRODUCTS INC.

FORM 10-K

SECOND SIGHT MEDICAL PRODUCTS INC.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	our anticipated operating and financial performance, business plans, and prospects;

●	expectations for our products, including anticipated regulatory submissions, study completion, approvals, clinical trial results and other developing data that become available, potential market size, and potential reimbursement pathways;

●	the impact of the ongoing coronavirus or COVID-19, pandemic on our business and operations, results of operations and financial performance including: delays, interruptions or other adverse effects to clinical trials and patient enrollment; delays in regulatory review; manufacturing and supply chain interruptions; and the adverse effects on healthcare systems and disruption of the global economy overall;

●	the initiation, timing, design, progress and results of our clinical trials, and our research and development program; and

●	the completion of the business combination with Nano Precision Medical, Inc., (“NPM”) on anticipated terms and timing, including unforeseen liabilities, future capital expenditures, expenses, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the completion of the business combination.

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

12. Our revenue from sales of Orion, if approved, will be dependent upon the pricing and reimbursement guidelines adopted in each country and if pricing and reimbursement levels are inadequate to achieve profitability our operations will suffer.

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

15. Although we believe that our strategy to (i) leverage proven Argus II technology to develop the Orion visual cortical prosthesis and (ii) significantly expand our addressable market to include a portion of the almost six million patients who are blind from eye trauma, optic nerve disease and injury, diabetic retinopathy, glaucoma and other currently untreatable causes is more likely to address a better and faster way to treat many causes of blindness, including the Retinitis Pigmentosa population, we will continue to incur material near term losses, market uncertainty and our stock may experience significant fluctuations as we continue to focus exclusively on Orion.

16. If we are unable to obtain sufficient funding, we may be unable to execute our business plan and fund operations. We may not be able to obtain additional financing on commercially reasonable terms, or at all.

17. Although we are currently in compliance with Nasdaq listing standards in the past we have received notices of deficiencies. If our common stock is delisted, the market price and liquidity of our common stock and our ability to raise additional capital would be adversely impacted.

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

20. Should any of the various conditions to our proposed Merger transaction with Nano Precision Medical Inc. fail to be timely satisfied or if the Merger does not close for any other reason we may be required to pay a termination fee in certain instances, incur substantial cost with no attendant benefit, and experience other adverse effects on our business, financial results, and/or operations. Even if the Merger is completed we may experience additional risks associated with the combined company and its ability to develop its products, finance operations and continue the businesses on an integrated basis.

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

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting a six-subject Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March 2020 due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36 month results, all of which were measured after the study resumed, indicate to us that:

●	We have a good safety profile. Five subjects experienced a total of fourteen adverse events (AEs) related to the device or to the surgery, through February 2022. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about three months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

●	The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. Five subjects have completed these tests at 36-months. For these 36-month results, on square localization, five of five subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, five of five performed better with the system on than off. On grating visual acuity, two of five tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. FLORA results to date show that 4 out of 4 completing the FLORA at 36 months had positive or mild positive results indicating the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

In June 2020, we commenced a process to dissolve our Swiss subsidiary which is still in process.

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

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to sub-lease office space to replace our existing headquarters. We will pay $17,000 per month, increasing to $17,500 per month on February 1, 2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar CA 91342. Additionally, we received full rent abatement for March 2021, and will receive half rent abatement for March 2022. The sub-lease is for two years and two months. We are not affiliates with, or related to, or otherwise have any other relationship with the other parties, other than the lease.

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million.

On March 26, 2021, the Board of Directors appointed Scott Dunbar to replace Matthew Pfeffer, as acting Chief Executive Officer. Mr. Pfeffer resumed his role as a director at such date.

On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million.

On February 4, 2022, we entered into an agreement and plan of merger with Nano Precision Medical, Inc., a California corporation, and, upon and subject to the execution of a joinder, NPM Acquisition Corp., a California corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the agreement and subject to the terms and conditions set forth therein, NPM will merge with and into Merger Sub (the “Merger”), and upon consummation of the merger, Merger Sub will cease to exist and NPM will become a wholly-owned subsidiary of the Company. Upon completion of the merger and subject to shareholder approval, the Company will change its name as agreed in the future and may change its trading symbol as NPM requests in writing following consultation with Nasdaq.

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

We believe Orion possesses several unique technological advancements compared to other neurostimulation devices, including a hermetic package with the smallest size and largest number of individually programmable electrodes, and a patented electrode material that allows for high charge densities and small electrode size. Several other engineering challenges, including device reliability, extended lifetime, and a safe and effective bio-interface, were overcome during the development of the products and these solutions have been protected both by patents and by trade secrets. Much of the technology developed for Argus II is also used in Orion. As of December 31, 2021, we have more than 300 issued patents and over 15 pending patent applications worldwide.

We have demonstrated the ability to design products with long-term reliability. The Argus I retinal prosthesis, a proof of concept device that was a predecessor to the Argus II, was implanted in six patients in the United States. Argus I patients were implanted an average of almost seven years, with one patient having used the device for over 10 years. The Argus II system has been implanted in over 350 patients. The average implant duration for these patients is nearly five years with several users continuing to use the system 10 years following implantation.

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

We expect that inclusion in the Breakthrough Devices Program may shorten the timeline required to bring the Orion to market as a commercial product. We also are currently evaluating our pivotal trial design for Orion and hope to reach consensus with the FDA on design specifics. Major elements of our clinical trial design include the number of patients, study duration, and the endpoints suitable for assessing visual function, functional vision and quality of life. We have reached agreement with FDA on the primary effectiveness endpoint, pending validation of an assessment we have developed for the purpose. We are currently working with FDA on alignment on a primary safety endpoint and confirmation of a statistical sample size which will drive the number of subjects to be enrolled in the pivotal study. While negotiations with the FDA are ongoing, we believe the study design will require a minimum pre-market sample population of at least 45 subjects (plus additional post-market subjects) with at least 12 months of follow-up data for each patient prior to submittal of a premarket approval (PMA) application.

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

3 National Eye Institute (http://www.nei.nih.gov/eyedata/blind.asp).

Our Strategy

Our strategy can be summarized as follows:

●	Leverage proven Argus technology to develop the Orion visual cortical prosthesis and significantly expand our addressable market to include a portion of the almost 6 million patients who are blind from eye trauma, optic nerve disease and injury, diabetic retinopathy, glaucoma and other untreatable causes.

●	Invest in research and development of technologies intended to enhance the Orion user experience, including eye tracking, distance filtering/decluttering, object and facial recognition and thermal imaging.

●	Continue to provide limited product support for Argus II patients while expanding our overall investment in Orion.

Global Reimbursement

Obtaining reimbursement from governmental and private insurance companies is critical to our commercial success. Due to the price of the Orion system, our future sales would be limited without the availability of third-party reimbursement. In the U.S., coding, coverage, and payment are necessary for the surgical procedure and Orion system to be reimbursed by payors. Coding will need to be established for the device and the surgical procedure. Coverage and payment vary by payor. The majority of Argus II patients were eligible for Medicare, and coverage was primarily provided through traditional Medicare, sometimes referred to as Medicare Fee-for-Service (“FFS”) or Medicare Advantage. A small percentage of patients were covered by commercial insurers.

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

Market Development Plans

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. A six-subject Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Regularly scheduled visits at both sites were placed on hold in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36 month results for the six subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

COVID-19 Pandemic

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to wear masks in the office and use their best judgement to work remotely or work in the office. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials were delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets, and may result in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Commercial efforts to develop retinal implants by others include:

●	Pixium: A publicly held French company that is developing the PRIMA (sub-retinal implant) for Dry-AMD patients. In 2017, Pixium announced approval for two feasibility studies of PRIMA in Dry-AMD patients. One study reportedly is in Paris with five subjects, and a second Early Feasibility Study in the U.S. of five patients is underway at two sites – Pittsburgh, Pennsylvania and Miami, Florida. To date, Pixium has announced the successful implantation and activation of five devices in Paris and two devices in the U.S. with limited performance data reported.

●	NanoRetina Inc., a company based in Israel, and several other early stage companies are reported to have developed intellectual property or technology that may improve retinal prostheses in the future. A clinical trial is underway in Europe and an unknown number of patients have been implanted.

●	Academic entities are also working on vision restoring implants. These include Bionic Vision Australia (an early prototype device has been developed and to our knowledge implanted in three human subjects), Boston Retinal Implant project (preclinical phase), Monash Vision Group (preclinical phase), and the Illinois Institute of Technology (clinical phase). Of these projects, we believe most have not yet demonstrated a working implant, only one has reportedly begun long-term clinical work in humans, and to our knowledge only the Illinois Institute of Technology has received FDA approval to begin clinical trials in the U.S.

Our Competition

The U.S. life sciences industry is highly competitive. The treatment of blindness is a significant clinically unmet need and others continue to make progress. There are several approaches to treating blindness including  other visual prostheses and non-electrical stimulation treatments. Visual prosthesis approach include:

●

Retinal Prostheses: The retina is the first nerve tissue in the visual network that generates electrical signals. A retinal prosthesis implant stimulates the retina with electrodes. We are aware of three primary approaches to this: 1) Subretinal Prosthesis, which is placed beneath the retina and between the retina and choroid, 2) Epiretinal Prosthesis, which is placed on the surface of the retina, and 3) Suprachoridal prosthesis, which is placed outside the choroid (behind the eye). Active retinal prosthesis companies and research groups include:

●     Pixium Vision: A publicly held French company that is developing the PRIMA (sub-retinal implant) for Dry-AMD patients. In 2017, Pixium announced approval for two feasibility studies of PRIMA in Dry-AMD patients. One study reportedly was in Paris with five subjects, and a second Early Feasibility Study in the U.S. of five patients is underway at two sites – Pittsburgh, Pennsylvania and Miami, Florida. A pivotal study of PRIMA is underway in Europe (France, Germany, and UK) with read-out of results expected in 2023. However, no plans for a pivotal study in the US have been announced.

●     The Boston Retinal Implant project is developing a subretinal prosthesis system, but has not advanced to clinical trials.

●     Nano Retina Inc., a company based in Israel, and several other early stage companies are reported to have developed intellectual property or technology that may improve retinal prostheses in the future. A Nano Retina clinical trial is underway in Europe and Israel, and 5 subjects reportedly have been implanted to date.

●     Bionic Vision Technologies, based in Australia, was recently granted Breakthrough Device status for its Bionic Eye Visual Prosthesis System, a suprachoroidal device. The company has completed a two-year feasibility study and has partnered with Cirtec Medical in the US. It is in the planning stages for a global pivotal study.

●	Optic Nerve Implant: Moving down the visual network path, some are developing a cuff electrode array that is placed around the optic nerve just behind the eye. We believe these are in early research phase.

●

Visual Cortical Prosthesis: To our knowledge, we are the only commercially focused organization developing a visual cortical prosthesis (Orion), which is placed beneath the skull and on the surface of the visual cortex. A few other groups worldwide are developing an intracortical visual prosthesis with electrodes that penetrate the brain, including:.

●     Illinois Institute of Technology’s Intracortical Visual Prosthesis (ICVP), a system of wireless, penetrating electrode arrays, has been designated a Breakthrough Device and has advanced to early feasibility study in the US. One subject of 5 has been implanted.

●     Monash Vision Group’s Gennaris system is also composed of wireless penetrating arrays. To our knowledge, this project is still in a preclinical phase.

●     Neuralink is developing a brain implant with penetrating electrodes that it has demonstrated in animal models. Vision restoration is one of Neuralink’s many stated goals.

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

Other approaches not involving electrical stimulation include:

●	Transplants: transplanting retinal tissue to stimulate remaining retinal cells.

●	Stem Cells: generally, involves implanting immature retinal support cells aimed at slowing retinal degeneration. A single patient in London, England with wet AMD was reportedly implanted in 2015 with an embryonic stem cell line in a study sponsored by Pfizer. This study has been suspended. Patients with dry AMD were recruited in several countries (US, UK, and South Korea) for similar small studies. Data from these early-stage studies are encouraging with regard to safety and potential therapeutic benefit, but these have been described as Phase ½ clinical trials, with the likely next step of ongoing in vitro cell optimization and small clinical validation studies prior to larger pivotal studies . A few other study groups are investigating different human embryonic stem cell and induced pluripotent stem cell lines for retinal diseases, but to our knowledge, they are all in early stages.

●	Genetics and Gene Therapy: involves identifying a specific gene that is causing retinal problems (there are over 120 for retinitis pigmentosa alone) resulting in visual impairments and blindness and inserting healthy genes into an individual’s cells using a virus as a delivery mechanism to treat the diseases. A company (Spark Therapeutics) completed a phase 3 study in 21 patients with a median age of 11 for a gene that affects a very small percentage of retinitis pigmentosa patients, RPE65. That company applied for and received FDA approval for Luxturna in 2018. Pricing for these injections is reported to be approximately $850,000 for both eyes. We believe that there is virtually no overlap with our current market since our patients generally are adults (Orion was studied in adults 22-74 years old). Luxturna also treats better sighted patients since it is aimed at improving or preserving residual vision. In contrast, Orion seeks to create artificial vision where vision is completely lost.

●	Optogenetics Therapy: aimed at slowing down, reversing, and/or eliminating the process by which photoreceptors in the eye are compromised. This therapy requires using the patient’s cells with a virus as a delivery mechanism intended to cause cells within the eye to become light sensitive. Animal work has shown that these cells are not sensitive enough to respond to ambient light, so this approach currently also requires a light amplifier outside the body to increase light delivered to the retina. Several phase 1/2a and 2b/3 trials of optogenetic treatments for RP or related diseases are active in the US, but none of these treatments have been approved for marketing in any markets, to our knowledge.

●	Nutritional Therapy: involves diets or supplements that are thought to prevent or slow the progress of vision loss.

●	Implantable Telescope: VisionCare Ophthalmic Technologies, Inc. offers an FDA approved implantable miniature telescope for AMD, a magnifying device that is implanted in the eye. The VisionCare telescope is approved for use in patients with severe to profound vision impairment (best corrected visual acuity of 20/160 to 20/800) due to dry AMD.

●	Wicab’s The BrainPort® V100 includes a video camera mounted on a pair of sunglasses, a hand-held controller, and tongue array. The tongue array contains 400 electrodes and is connected to the glasses via a flexible cable. White pixels from the camera are felt on the tongue as strong stimulation, black pixels as no stimulation, and gray levels as medium levels of stimulation. This device is indicated for the profoundly blind.

●	There are currently no known treatments for dry AMD after the disease has caused severe to profound vision loss nor are there any established treatments that delay or reverse the progression of dry AMD other than supplements.

●	Therapies exist for Wet AMD that delay the progression of visual impairment or slightly improve the vision, rather than completely curing or reversing its course. These therapies are approved in many regions throughout the world, including the U.S. and European Union (“EU”).

Warranty

We generally provide a standard limited warranty for the Argus II system covering replacement over the following periods after implant:

●	three years on implanted epiretinal prosthesis

●	two years on wearable components other than batteries and chargers

●	three months on batteries and chargers

Based on our experience to date, the Argus II system has proven to be a reliable device generally performing as intended. We have accrued warranty expense of $50,000 as of December 31, 2021, which is based upon our historical experience rate.

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

Employees

As of December 31, 2021, we had 15 employees, including 10 in clinical, regulatory and research and development; and 5 in administration. Of these persons, all are employed in the United States. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Properties

Our principal office and facilities are located at 13170 Telfair Avenue, Sylmar CA 91342, which consists of approximately 17,290 rentable square feet at a current base rent of about $17,000 per month. Our sub-lease expires in March 2023. We believe that these premises are adequate for our foreseeable needs.

Available Information

Our website address is www.secondsight.com. We make available free of charge through a link provided at our website our Forms 10-K, 10-Q and 8-K as well as any amendments thereto. These reports are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

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

Investment in medical device technology entails material uncertainty and is highly speculative. It entails substantial upfront capital expenditures over time and significant risk that any potential product will fail to demonstrate adequate safety, efficacy, clinical utility or acceptance by physicians and blind individuals. Investors should evaluate an investment in us in light of the uncertainties encountered by developing medical technology companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to achieve profitability. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could adversely affect the market price of our common stock and could significantly impair our ability to raise capital, expand our business or continue to implement our business plan.

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

Even if we are able to obtain favorable reimbursement within the markets that we serve, commercial success of our products will depend, among other things, on their acceptance by retinal specialists, ophthalmologists, brain surgeons, general practitioners, low vision therapists and mobility experts, hospital purchasing and controlling departments, patients, and other members of the medical community. The degree of market acceptance of any of our product candidates will depend on factors that include:

●                  cost of treatment;

●                  pricing and availability of future alternative products;

●                  the extent of available third-party coverage or reimbursement;

●                  perceived efficacy of the Orion system relative to other future products and medical solutions; and

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

Currently, to our knowledge, no other medical devices comparable to the Orion system have been approved by regulatory agencies, in the U.S. or Europe, to restore some functional vision in persons who have become blind due to unpreventable causes. Other visual prosthesis companies such as Pixium are developing retinal implant technologies to partially restore some vision in blind patients mainly from age related macular degeneration. Pixium’s initial RP prosthesis product was withdrawn from the market. A previous competitor, Retina Implant, has withdrawn from the market. Neither Retina Implant nor Pixium has filed for market approval with the FDA. To our knowledge Pixium has obtained an IDE for a feasibility study in the U.S. for its PRIMA product, which is directed toward age related macular degeneration or AMD, and is conducting a pivotal trial of PRIMA in several countries in Europe. The Illinois Institute of Technology’s Intracortical Visual Prosthesis group is currently recruiting participants for a US early feasibility study of a visual cortical prosthesis, and has recently implanted one subject. Neuralink has recently demonstrated a cortical implant in animal models. Vision restoration is one of Neuralink’s stated goals. These and other potentially competitive therapies, if or when developed or brought to market, may result in pricing and market access pressure even if the Orion system is otherwise viewed as a preferable therapy.

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

Our research and development efforts remain subject to all of the risks associated with the development of new technology. Our Orion technology, though based on our FDA approved Argus II retinal prosthesis, is not yet fully developed. Development of the underlying technology, including the further development and refinement of our Orion technology, may be affected by unanticipated technical or other problems, among other development and research issues, and the possible insufficiency of funds needed in order to complete development of these products or devices. Regulatory and clinical hurdles, adverse reactions experienced in trials, or other operational or regulatory challenges also may result in delays and cause us to incur additional expenses that may increase our need for capital and result in additional losses. For example, three of the six subjects implanted in the Early Feasibility Study have been explanted by the subjects’ request. While all had been implanted at least three years, the explants represent a limit in the long-term data that can be collected in the current study.  If we cannot complete, or if we experience significant delays in developing our technology, applications or products for use by those patients who can benefit from vision restoration, particularly after incurring significant expenditures, our business may fail and investors may lose the entirety of their investment.

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

We have incurred operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. Our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 31, 2020, we generated no revenue from operations and incurred a net loss of $14.9 million. For the fiscal year ended December 31, 2021, we generated no revenue from operations and incurred a net loss of $8.9 million. Our total accumulated deficit through December 31, 2021, was $328.6 million.

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

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to wear masks in the office and use their best judgement to work remotely or work in the office. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. For example, scheduled patient visits to our clinical sites at UCLA and Baylor were temporarily put on hold due to COVID-19. Visits have now resumed at both sites. In addition, the validation study for the revised FLORA assessment was paused due to travel requirements for its completion. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We could experience further harm to our business and we cannot anticipate all of the ways in which health epidemics such as COVID-19 and its variants could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change.

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. In March and April 2020 we laid off the majority of our employees as a result of COVID-19 and an inability to obtain financing. We retain approximately fifteen of our employees to oversee current operations, including some that were re-hired once our financial situation improved and the future of the company became clearer. The cumulative effects of COVID-19 and its variants on the Company cannot be predicted at this time, but could include, without limitation:

●                 reputational damages of the Company and its products;

●                 inability to raise additional funds to finance and continue our operations;

●                 inability to maintain adequate office laboratory facilities;

●                 inability to retain and hire experienced personnel;

●                 diminished ability, or inability, to enroll patients or complete clinical trials and other activities required to achieve regulatory clearance of our products under development

●                 inability to finalize our plan for and enroll patients into our proposed pivotal clinical trial;

●                 material delays or inability to complete development and commercialization of Orion;

●                 inability to satisfy Nasdaq’s continued listing requirements and possible delisting; and

●                 other uncertain events that may have negative impact on our operations.

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

We have laid off the majority of our employees including key members of our executive management team because Covid-19 outbreak affected our ability to fund our operations. Our existing employees could leave our company with little or no prior notice. The loss of any management executive or any other principal member of our management team or our inability to attract and retain skilled employees could impair our ability to identify, develop and market new products or effectively deal with regulatory and reimbursement matters. Will McGuire, our President and Chief Executive Officer, tendered his resignation effective March 27, 2020 and our Board appointed Matthew Pfeffer, a member of our Board of Directors, as acting chief executive officer, and Edward Sedo, our Controller, as Principal Accounting and Financial Officer. On March 26, 2021 Matthew Pfeffer relinquished his position as acting chief executive officer and the Board appointed Scott Dunbar, our Senior Patent Counsel and Compliance Officer, as acting chief executive officer. To the extent that we lose experienced personnel, it is critical that we develop other employees, hire new qualified personnel and successfully manage the transfer of critical knowledge. No assurance can be given that we will be able to do so.

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

Pixium has three currently pending oppositions in the European Patent Office (EPO) challenging the validity of European patents owned by Second Sight. The EPO proceedings involving Pixium and Second Sight are:

●                  EP1937352 Sub-Threshold Stimulation to Precondition Neurons for Supra-Threshold Stimulation – cancelled in the Opposition Division, appeal pending.

●                  EP2061549 – Package for an Implantable Neural Stimulation Device - Cancelled in the Opposition Division, appeal pending.

●                  EP2185236 – Implantable Device for the Brain – Upheld in the Opposition Division, appeal pending.

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

The strength of our patents involves complex legal and scientific questions and can be uncertain. We have over 300 issued patents and over 15 pending patent applications worldwide as of December 31, 2021. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be too narrow to prevent third parties from developing or designing around our intellectual property and in that event we may lose competitive advantage and our business may suffer.

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

We face a risk of product liability claims arising from the prosthesis being implanted, and it is possible that we may be held liable for injuries of patients who receive our product. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products. We maintain product liability insurance relating to our clinical trials and commercial sales, with an aggregate coverage limit under these insurance policies of $10 million, and while we believe this amount of insurance currently is sufficient to cover our product liability exposure, these limits may not prove adequate to fully cover potential liabilities. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. If the use of our products harm or are alleged to harm people, we may be subject to costly and damaging product liability claims that exceed our policy limits and cause us significant losses that could seriously harm our financial condition or reputation.

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

Our operating results will be affected by numerous factors such as:

●                 materially reduced revenue we receive as a result of refocusing our business and resources to the Orion II as we discontinued the production of the Argus II systems, and eliminated our marketing and implants of the Argus II;

●                 the status of our preclinical and clinical development programs;

●                 continued clinical results from our Early Feasibility Study of six subjects currently under way at UCLA and Baylor;

●                 the filing and acceptance of an IDE with the FDA to initiate a larger pivotal trial for regulatory approval;

●                 clinical results from conducting our larger pivotal trial(s):

●                 three of our six patient EFS study have had the devices explanted which could cause us to have difficulty recruiting future subjects for implantation;

●                 our ability to obtain regulatory approval of the Orion system in the U.S. and other additional jurisdictions;

●                 the emergence of products that compete with our product candidates;

●                 our ability to leverage Argus II technology for cortical stimulation using Orion;

●                 the status of our preclinical and clinical development programs, variations in the level of expenses related to our existing product candidates or preclinical and clinical development programs;

●                 execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

●                 any intellectual property infringement lawsuits to which we may become a party; and

●                 our ability to obtain reimbursement from government or private payors at levels we deem adequate to sustain our operations.

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

Our business requires additional capital for implementation of our long term business plan. We currently estimate that our existing cash and cash equivalents can sustain our operations for at least 24 months. The actual amount of funds that we will need for our business will be determined by many factors, some of which are beyond our control, and we may need funds sooner than currently anticipated. These factors include:

●                 the amount of our future operating losses;

●                 legal, accounting and other costs associated with the proposed merger with NPM;

●                 expenses relating to the Early Feasibility Study of the Orion;

●                 ongoing commercialization planning for the Orion system;

●                 the amount of our research and development, including research and development for the Orion visual prosthesis, marketing and general and administrative expenses; and

●                 regulatory changes and technological developments in our markets.

In November 2017, we entered into an At-the-Market sales agreement (the “Sales Agreement”) with B. Riley FBR Inc. and H.C. Wainwright & Co., LLC, as agents (“Agents”) pursuant to which we may offer and sell, from time to time through either of the Agents, shares of our common stock having an aggregate offering price as set forth in the Sales Agreement and a related prospectus supplement filed with the Securities and Exchange Commission. We agreed to pay the Agents a cash commission of 3.0% of the aggregate gross proceeds from each sale of shares under the Sales Agreement. During January and February 2018, we sold approximately 278,000 shares of common stock for net proceeds of $4.0 million. During December 2019 we sold approximately 17,000 shares of common stock under this agreement for net proceeds of $0.1 million. During 2018 we also sold privately in at the market transactions an aggregate of approximately 1,966,000 shares of common stock for gross proceeds of approximately $22.0 million.

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

In May 2020, March 2021 and June 2021we sold 7.5 million shares, 4.65 million shares and 11.5 million shares for net proceeds of $6.7 million, $24.5 million and $53.3 million, respectively. On December 8, 2020 we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors and $1.2 million from two unaffiliated shareholders. These loan obligations were unsecured, bore interest at 12% per year and were repaid during 2021.

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

As of December 31, 2021, we had federal and state of California income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $124.3 million and $76.8 million, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until these unused losses expire. However, we may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2035 through 2037 for federal net operating losses generated before 2018. Federal net operating losses generated for year 2018 and forward do not expire. State net operating losses expire from 2033 through 2041. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

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

We have had a history of operating losses and we expect that operating losses will continue into the near term. Although we have had sales of the Argus II product, these limited sales were insufficient to cover our operating expenses. Given the limited addressable market of Argus II, we no longer market the Argus II and have focused all of our resources on the development of Orion. Our ability to generate positive cash flow will hinge on our ability to develop the Orion visual prosthesis, correctly price our product to our markets, and obtain government and private insurance reimbursement. As of December 31, 2021 we had stockholders’ equity of $68.4 million and an accumulated deficit of $328.6 million. We cannot assure you that we will be profitable even if we successfully commercialize our products. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

We anticipate that revenue from Europe and other countries outside the U.S. may be material to our future long-term success. Accordingly, our operations are subject to risks associated with doing business internationally, including:

●                  currency exchange variations;

●                  extended collection timelines for accounts receivable;

●                  greater working capital requirements;

●                  multiple legal frameworks and unexpected changes in legal and regulatory requirements;

●                  the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance with these requirements;

●                  political changes in the foreign governments impacting health policy and trade;

●                  tariffs, export restrictions, trade barriers and other regulatory or contractual limitations that could impact our ability to sell or develop our products in certain foreign markets;

●                  trade laws and business practices favoring local competition; and

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

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements, expansion of the indications or modifications to existing products, could:

●                  take a significant, indeterminate amount of time;

●                  result in product shortages due to regulatory delays;

●                  require the expenditure of substantial resources;

●                  involve rigorous pre-clinical and clinical testing, and possibly post-market surveillance;

●                  involve modifications, repairs or replacements of our products;

●                  require design changes of our products;

●                  result in limitations on the indicated uses of our products; and

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

The number of preclinical and clinical tests that will be required for regulatory approval varies depending on the disease or condition to be treated, the jurisdiction in which we are seeking approval and the regulations applicable to that particular medical device. Regulatory agencies, including those in the U.S., Canada, Europe and other countries where medical devices are regulated, can delay, limit or deny approval of a product for many reasons. For example,

●                  a medical device may not be safe or effective;

●                  regulatory agencies may interpret data from preclinical and clinical testing differently than we do;

●                  regulatory agencies may not approve our manufacturing processes;

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

Any revenue from sales of Orion will be dependent upon the pricing and reimbursement guidelines adopted in each country and if pricing and reimbursement levels are inadequate to achieve profitability our operations will suffer.

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

Obtaining reimbursement approvals is time consuming, requires substantial management attention, and is expensive. Our business will be materially adversely affected if we do not receive approval for reimbursement of Orion under government programs and from private insurers on a timely or satisfactory basis. Limitations on coverage could also be imposed at the local Medicare Administrative Contractor level or by fiscal intermediaries in the U.S., and by regional or national funding agencies in Europe. Our business could be materially adversely affected if the Medicare program, local Medicare Administrative Contractors or fiscal intermediaries were to make such a determination and deny, restrict or limit the reimbursement of Orion. Similarly in Europe, these governmental and other agencies could deny, restrict or limit the reimbursement of Orion at the hospital, regional or national level. Our business also could be adversely affected if surgeons and the facilities within which they operate are not adequately reimbursed by Medicare and other funding agencies for the cost of the procedure in which they implant the Orion on a basis satisfactory to the administering surgeons and their facilities. If the local contractors that administer the Medicare program and other funding agencies are slow to reimburse surgeons or provider facilities for the Orion system, the surgeons and facilities may delay their payments to us, which would adversely affect our working capital requirements. Also, if the funding agencies delay reimbursement payments to the hospitals, any increase to their working capital requirements could reduce their willingness to treat blind patients who wish to have our Orion devices implanted. If reimbursement for our products is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business will be materially harmed.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

In order to obtain marketing approval for Orion we must demonstrate the safety and efficacy of Orion through clinical trials as well as additional supporting data. If Orion is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon Orion’s development, cause it to have reduced functionality, or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We are conducting an initial feasibility clinical study of Orion at UCLA and Baylor, but we cannot guarantee that any positive results in this limited trial will successfully translate to a pivotal clinical trial. It is not uncommon to observe results in human clinical trials that are unexpected based on limited trials testing, and many product candidates fail in large clinical trials despite promising limited clinical trial results. Moreover, clinical data is often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain marketing approval for their products. No assurance can be given that we will not encounter similar results in our Orion trials.

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

In addition, in January 2019 we observed higher impedance levels on 11 of 60 electrodes with the first EFS subject implanted with the Orion device in January 2018. As a result, some of these electrodes no longer generated a phosphene, or observable spot of light, for the subject. Mechanical and software safeguards are built into the device to avoid excessive electrical stimulation and, as a result, the higher impedance levels do not pose any known safety risks to the subject. Given the pattern of high impedances, we took the precaution of disabling half of the electrodes on the array to ensure that other potentially affected electrodes were not used. The subject continued to use the device and participate in the clinical study. This subject was explanted (electively, to be able to undergo an MRI for an unrelated issue) after having been implanted for 42 months. Analysis of the explanted device indicated that it was still functional, and there were no signs of corrosion or material damage to the electrodes. There was visible damage to the cable, likely due to stresses in silicone attributable to the manufacturing process of the first batch of implants. The manufacturing process was changed for later implants. We currently have no indication that the issue exists with any of the Orion devices implanted in each of the other three current EFS subjects, each of whom has been implanted about 4 years. Prior to initiation of EFS, we subjected six Orion implants to accelerated aging tests and had no failures for what was the equivalent of up to 6.5 years.

In October 2019, we also observed changes to impedances (higher and lower) on most electrodes with the sixth EFS subject implanted with the device in January 2019. These impedance changes were coincident with a loss of most perception from the device, though there is no indication of a medical adverse event or a device defect. When examined again in November 2019, this sixth EFS subject showed improved perception and more normal impedances including performance on the 12-month visual function and functional vision assessments that was similar to pre-incident performance. We are currently investigating the possible root cause(s) for these changes, which may or may not be device related (that is, the possible root causes may be subject related). This subject was explanted (also electively) after having been implanted for 36 months. Analysis of this explanted device has not been completed.

In March 2022, a third EFS subject underwent elective explant after having been implanted for 46 months. Analysis of this explanted device has not been completed.

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

We intend to pursue market authorizations for the Orion system and other product candidates in additional jurisdictions and undergo additional audits. For us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. The approval procedure varies among countries and jurisdictions and can involve additional testing, and the time and costs required to obtain approval may differ from that required to obtain an approval by the FDA. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. Violations of foreign laws governing use of medical devices may lead to actions against us by the FDA as well as by foreign authorities. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain all the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required for marketing our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country. In order to sell our products in Europe, we must reestablish our ISO 13485:2016 certification and CE mark certification that have lapsed, which is an international symbol of quality and compliance with applicable European medical device directives. Failure to maintain the ISO 13485:2016 certification or CE mark certification or other international regulatory approvals would prevent us from selling in some countries in Europe and elsewhere. The failure to obtain these approvals could harm our business materially

Even if we obtain clearance or approval to sell our products, we are subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance.

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

Our limited manufacturing experience may not enable us or any outside suppliers to make our products in the volumes that would be necessary for us to achieve a significant amount of commercial sales. Our product involves new and technologically complex materials and processes. As we move from making product for clinical trials to larger quantities for greater commercial distribution, we must develop new internal or external manufacturing techniques and processes that allow us to scale production. We may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our or outside manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. To date, our manufacturing activities have largely been to provide units for clinical testing and commercial sales of the now discontinued Argus II system. We may face substantial difficulties in reestablishing and maintaining manufacturing and obtaining the manufacturing from outside suppliers for our products at a larger commercial scale and those difficulties may impact the quality of our products and adversely affect our ability to increase sales.

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

Based on assessments of the development of our Orion technology and the positive results in our Early Feasibility Study of the six subjects implanted with the Orion at UCLA Medical Center and at Baylor College of Medicine, in May 2019 our Board approved an acceleration of our transition from the Argus II to the Orion platform so we may more rapidly implement our strategy of treating blindness domestically and worldwide. As a result, we will or have:

●                          accelerated the changeover to, and upgrades of, our supply chain, manufacturing and quality assurance processes, as well as our facilities and talent pool to the Orion program and suspended production of Argus II system;

●                          manufacture Orion devices that we will require to support FDA approval of the Orion commercial product;

●                          seek to conduct a larger feasibility study or a pivotal clinical trial with the intent of seeking regulatory approval for marketing Orion in the U.S.;

●                          terminated our commercial activities and other costs associated with expanding or maintaining Argus II sales;

●                          incurred non-cash impairment charges of approximately $1.2 million of which $0.5 million related to Argus II inventory and $0.7 million to write-down our fixed assets that were not directly related to the development of Orion in the year ended December 31, 2020;

●                          incurred cash severance and related expenses of approximately $800,000 in the year ended December 31, 2020 affecting employees primarily associated with Argus II operations and $0.2 million in material and overhead costs associated with Argus II; and

●                          reduce and assess our current level of support of the Argus II patient population.

As a result of this transition from Argus II, our future success will depend on the further development, regulatory approval and commercialization of the Orion product. Although we believe this more rapid changeover and implementation of our long-term strategy for treating blindness by Orion will provide us a sizable, commercially sustainable domestic and worldwide market for our products, in the near term we will incur significant losses, market volatility and regulatory uncertainty, including uncertainty associated with pricing and reimbursement coverage with no current assurance of market acceptance. No assurance can be given that this strategy will achieve domestic and regulatory approvals or result in commercial viability of our products or our company.

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

We cannot give any assurance that we will be able to obtain all the necessary funding that we may need. In addition, we believe that we will require additional capital in the future to fully develop our technologies and planned products to the stage of FDA approvals and a commercial launch. We have pursued and may pursue additional funding through various financing sources, including the private sale of our equity and debt securities, licensing fees for our technology and joint ventures with capital partners and project type financing. If we raise funds by issuing equity or equity-linked securities, dilution to some or all our stockholders will result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. We also may seek government-based financing, such as development and research grants. There can be no assurance that funds will be available on commercially reasonable terms, if at all.

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

●                          challenges to our patents and the patents and intellectual property that we license;

●                          United States and European approvals or denials of our products;

●                          price and volume fluctuations in the overall stock market from time to time;

●                          significant volatility in the market price and trading volume of medical device or technology companies in general;

●                          fluctuations in the trading volume of our shares or the size of our public float;

●                          actual or anticipated changes or fluctuations in our results of operations;

●                          whether our results of operations meet the expectations of securities analysts or investors;

●                          actual or anticipated changes in the expectations of investors or securities analysts;

●                          litigation involving us, our industry, or both;

●                          regulatory developments in the United States, foreign countries, or both;

●                          general economic conditions and trends;

●                          major catastrophic events;

●                          sales of large blocks of our common stock;

●                          departures of key employees; and

●                          an adverse impact on our business from any of the other risks cited herein.

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

If shares of our common stock cease to be listed on a national exchange they could become subject to the “penny stock” rules of the SEC and the trading market in our securities may become limited, which will make transactions in our stock cumbersome and may reduce the value of an investment in the stock.

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

Delisting of our common stock from a national exchange can cause material dilution of our stock in future financings which can erode shareholder value.

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

Entities controlled by Gregg Williams, our Chairman of the Board, have the ability to influence or materially affect the outcome of matters submitted for stockholder approval, may limit your ability to influence outcomes of director elections and may have interests that differ from those of our other stockholders.

As of March 1, 2022, entities controlled and beneficially owned by Gregg Williams, our Chairman of the Board, own of record an aggregate of approximately 25.1% of the outstanding shares of our common stock (or 35.1% after giving effect to Mr. Williams’ right to acquire beneficial ownership of 6,055,532 shares of common stock upon exercise of options or warrants). As a result, Mr. Williams is able to exercise substantial influence over all matters requiring stockholder approval, including

●                          electing or defeating the election of our directors;

●                          amending or preventing amendment of our articles of incorporation or bylaws;

●                          effecting or preventing a merger, sale of assets or other corporate transaction; and

●                          materially affecting the outcome of any other matter submitted to our stockholders for vote.

Mr. Williams may also have interests that differ from other stockholders and he may vote in a manner that is or could be deemed as adverse to interests of other stockholders. His significant stock ownership could discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. This concentration of voting power may have the effect of deterring, delaying or impeding actions that could be beneficial to other stockholders. See also “Risk Relating to the Proposed Merger” below.

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

If our common stockholders (including those persons who may become common stockholders upon exercise of our options or warrants or upon completion of our acquisition of Nano Precision Medical Inc. as noted below) sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.

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

We may be assessed penalties and fines under California’s board gender diversity statutes which require all publicly held companies based in California to meet the minimum requirements for female directors and directors from underrepresented communities on their boards of directors as of January 1, 2021.

As of January 1, 2021, all publicly held domestic or foreign corporations whose principal executive offices are located in California must meet the minimum requirements for female directors and for directors from underrepresented communities on their boards as required respectively by Women on Boards (SB 826) and Underrepresented Communities on Boards (AB 979). California law authorizes the California Secretary of State to impose fines to enforce compliance of SB 826 including a $100,000 fine for "failure to timely file board member information with the Secretary of State"; a $100,000 fine for a first violation, defined as "each director seat required by this section to be held by a female, which is not held by a female during at least a portion of a calendar year"; and a $300,000 fine for subsequent violations. We currently have one female director and under California’s staggered compliance schedule as of December 31, 2021 we are required to have to have a minimum of three female directors. To date we have not filed board information with the Secretary of State. To our knowledge the Secretary of State has not to date imposed any fines. California has also instituted a parallel Board diversity compliance and reporting framework focused on directors  "from an underrepresented community," which is defined to mean "an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self-identifies as gay, lesbian, bisexual, or transgender." Under the law’s staggered compliance schedule a publicly held corporation whose principal executive offices are located in California must have at least one director from an underrepresented community on its board as of December 31, 2021. Companies that fail to timely comply with AB 979 will be fined $100,000 for the first violation and $300,000 for subsequent violations. We are not in compliance with these provisions.

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

We may also experience a more challenging fundraising environment that may restrict our access to capital both publicly and privately amid the recent escalated volatility of the U.S. and global financial markets, increases in travel restrictions, quarantines, business shutdowns or warnings and from potential disruptions or delays of trade, scientific, and investor conferences. Should we experience any of these or other currently unforeseen consequences of a health epidemic, pandemic or other outbreak, including the current COVID-19 outbreak, our business, financial condition, and results of operations could be materially and adversely affected.

Risks Relating to the Proposed Merger.

The Proposed Merger is subject to the approval of our shareholders and certain other conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing the proposed Merger could have material adverse effects on us.

Completion of the proposed Merger is subject to a number of closing conditions, including obtaining approval of our shareholders. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of such consents and approvals or the timing of the completion of the proposed Merger. Many of the conditions to completion of the proposed Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable).

Each party’s obligation to consummate the proposed Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the proposed Merger, including, with respect to us, covenants regarding conducting our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. As a result, we cannot assure you that the proposed Merger will be completed, even if our shareholders approve the proposed Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, or operations.

If the proposed merger is not completed for any reason, including as a result of our shareholders or NPM shareholders failing to approve the proposed Merger, there may be various adverse consequences and Second Sight may experience negative reactions from the financial markets and from its customers and employees. For example, Second Sight’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the proposed Merger, without realizing any of the anticipated benefits of completing the proposed Merger. Further, if the Merger Agreement is terminated, the market price of Second Sight’s common stock could decline to the extent that current market prices reflect a market assumption that the proposed Merger will be beneficial and will be completed.

Additionally, Second Sight has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of preparing, filing, printing and mailing of a proxy statement/prospectus in connection with the proposed Merger, and all filing and other fees paid in connection with the preparation of the pertinent registration statement.

Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger. If the proposed Merger is not completed, Second Sight would have to pay these expenses without realizing the expected benefits of the proposed Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee, which could affect the decisions of a third party considering making an alternative acquisition proposal.

If the Merger Agreement is terminated under certain circumstances, Second Sight may be required to pay a termination fee of $1 million or $5 million to NPM, depending on the reason for the termination. These liquidated damages limit our ability to consider alternative proposals and could affect the structure, pricing, and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our shareholders than the proposed Merger.

In the event the proposed Merger does not occur, the Company may not achieve the expected effects of the SAFE and could incur losses.

On February 4, 2022, the Company and NPM entered into an agreement (“SAFE”) whereby we provided NPM pending closing of the proposed Merger an investment advance of $8 million. The SAFE provides that effective upon the termination date of the Merger Agreement, without completion of the proposed Merger, NPM will be required to issue the Company that number of shares of NPM capital stock which following that issuance will equal not less than 2.133% of the issued and outstanding shares of NPM Capital Stock on a fully diluted basis. In the event NPM completes an equity financing at a lower valuation, the Company may be eligible to receive additional shares of NPM Capital Stock as set forth in the SAFE. If the proposed Merger is completed, the SAFE will terminate.

The SAFE was entered pending closing of the proposed Merger and based on the expectation of the Company that the proposed Merger is more likely to occur than not. In the event the proposed Merger is not consummated, the Company may end up with illiquid assets in the form of future equity rights in NPM, a private, pre-revenue company. Future equity financings of NPM are beyond the Company’s control and may never take place in the future. In the event the proposed Merger is not consummated, no assurance can be given that the Company will recover its investment or that or that the SAFE will not result in significant losses for the Company. A copy of the SAFE is attached as Exhibit 10.1 to our Form 8-K filed with the SEC on February 8, 2002 and is incorporated herein by this reference.

Certain of our directors have material interests in NPM. There is no assurance that the efforts of our Board, and of the special committee of our Board, to evaluate the fairness and effects of the proposed Merger were sufficient.

Three of our directors, Gregg Williams, Dean Baker, and Aaron Mendelsohn, are also directors of NPM and as to Gregg Williams and Aaron Mendelsohn have substantial investments and financial interests in NPM. Additionally, NPM was founded by Adam Mendelsohn, the son of Aaron Mendelsohn, a member of the Board. As a result, a special committee of the Board, consisting of members having no affiliation with NPM, was created for the purpose of evaluating the proposed Merger and determining whether the Merger Agreement and the proposed Merger are in the best interests of the Company. Following multiple consultations with financial and legal advisers, the special committee issued its recommendation for the Board to approve the proposed Merger on the terms of the Merger Agreement and the concurrently entered SAFE agreement. Notwithstanding the foregoing, there can be no assurance that the efforts of the special committee in connection with the proposed Merger were sufficient, nor can there be an assurance that the special committee was aware of and considered all the relevant facts and circumstances surrounding the proposed Merger. The opinion of the special committee was based on then-available information as the case may be, as of the date of each such opinion and does not reflect any subsequent events. Therefore, there can be no assurance that the terms of the proposed Merger are fair and in the best interest of the Company despite the opinion of the special committee.

Litigation challenging the Merger Agreement may prevent the proposed Merger from being consummated at all or within the expected timeframe.

Second Sight could be subject to litigation related to the proposed Merger or any failure to complete the proposed Merger or to proceedings commenced against Second Sight to perform its obligations under the proposed Merger Agreement. One of the conditions to the consummation of the proposed Merger is that the consummation of the proposed Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the proposed Merger on the agreed upon terms, then such injunction may prevent the proposed Merger from becoming effective, or from becoming effective within the expected timeframe.

We will be subject to various uncertainties while the proposed Merger is pending that may cause disruption and may make it more difficult to maintain relationships with business partners and continue our operations.

We are a relatively small company with limited personnel. Our efforts to complete the proposed Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the proposed Merger and, thus, is being diverted from our day-to-day operations. These adverse effects of the pendency of the proposed Merger could be exacerbated by any delays in completion of the proposed Merger or termination of the Merger Agreement.

The Merger Agreement subjects us to restrictions on our business activities prior to the consummation of the proposed Merger.

The Merger Agreement subjects us to restrictions on our business activities. It obligates us to generally conduct our businesses in the ordinary course (as more particularly defined in the Merger Agreement) until the proposed Merger is consummated or the Merger Agreement is terminated and to generally use our reasonable best efforts to (i) preserve our assets and business organization, (ii) maintain our existing relationships and goodwill with material customers, suppliers, distributors, governmental authorities and business partners, and (iii) to keep available the services of our officers and key employees. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the consummation of the proposed Merger or the termination of the Merger Agreement .

We expect to incur substantial expenses related to the completion of the proposed Merger and the integration of our business with that of NPM.

We expect to incur substantial expenses in connection with the completion of the merger and the integration of a large number of processes, policies, procedures, operations, technologies and systems of NPM and Second Sight in connection with the proposed Merger. The management of the combined company may face significant challenges in implementing such integration, many of which may be beyond the control of management and which may result in increased costs and diversion of management’s time and energy, as well as materially adversely impact the anticipated synergies of the merger and the business, financial condition and results of operations of the combined company. The integration process and other disruptions resulting from the proposed Merger may also adversely affect the combined company’s relationships with employees, suppliers, and others with whom Second Sight and NPM have business or other dealings, and difficulties in integrating the businesses of Second Sight and NPM could harm the reputation of the combined company.

The combined company will continue to be subject to multiple risks and uncertainties.

Even if consummated, the proposed Merger entails significant risks for the combined company. The success of the proposed Merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Second Sight and NPM and integrate the businesses. We will list the material risk factors associated with the operations of the combined company following the proposed Merger in the pertinent registration statement of the Company filed in connection with the proposed Merger, if and when any of such registration statement is filed with the Securities and Exchange Commission.

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

As described in the Company’s Form 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claims damages of €5.1 million, about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000.

In November 2020, we and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Business Combination. On April 1, 2021, we received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in our March 2021 private placement. We believe that claims for payment presented by this invoice are without merit.

On or about July 19, 2021, Martin Sumichrast filed a complaint with the Superior Court of the State of California, County of Los Angeles—Central District, claiming that he is entitled to compensation for services, as well as exemplary and other damages in an amount to be determined at trial but not less than $2 million, which arise from his allegedly arranging and securing financing that the Company obtained in May 2020 via a registered underwritten public offering of common stock. The complaint was dismissed by the court on January 18, 2022. Mr. Sumichrast appealed the dismissal, but the appeal was abandoned March 1, 2022.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Price, Dividends and Related Matters

Second Sight’s common stock is traded on the Nasdaq Capital Market under the symbol “EYES.”

	High	Low
Fiscal Year Ended December 31, 2021
First quarter	$15.48	$1.43
Second quarter	$9.43	$4.94
Third quarter	$4.75	$3.11
Fourth quarter	$3.41	$1.69

Fiscal Year Ended December 31, 2020
First quarter	$6.05	$0.99
Second quarter	$2.10	$0.81
Third quarter	$1.04	$0.73
Fourth quarter	$3.22	$0.73

On March 17, 2022 there were approximately 77 shareholders of record.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Use of Proceeds from Financings

On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million. We applied proceeds to further develop and enhance our products, support operations and for general corporate purposes.

On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million. We applied proceeds to further develop and enhance our products, support operations and for general corporate purposes.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Second Sight Medical Products, Inc. (NASDAQ: EYES) has developed, manufactured and marketed implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness and are committed to developing new technologies to treat the broadest population of sight-impaired individuals.

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting an Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March 2020 due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36 month results, all of which were measured after the study resumed, indicate to us that:

●	We have a good safety profile. Five subjects experienced a total of fourteen adverse events (AEs) related to the device or to the surgery, through February 2022. One was considered a serious adverse event (SAE), and all of the adverse events were in the expected category. The one SAE occurred at about three months post-implant, was resolved quickly, and did not require a hospital stay. There have been no serious adverse events due to the device or surgery since June 2018.

●	The efficacy data is encouraging. We measure efficacy by looking at three measures of visual function: The first is square localization, where Orion subjects sit in front of a touch screen and are asked to touch within the boundaries of a square when it appears. The second is direction of motion, where subjects are asked to identify the direction and motion of lines on a screen. The third is grating visual acuity, a measure of visual acuity that is adapted for very low vision. Five subjects have completed these tests at 36-months. For these 36-month results, on square localization, five of five subjects tested in our feasibility study performed significantly better with the system on than off. On direction of motion, five of five performed better with the system on than off. On grating visual acuity, two of five tested had measurable visual acuity on the scale of this test (versus none who can do it with the device off). Another efficacy measurement of day-to-day functionality and benefit is FLORA, an acronym for Functional Low-Vision Observer Rated Assessment. FLORA is an assessment performed by an independent, third-party low vision orientation and mobility specialist who spends time with each of the subjects in their homes. The specialist asks each of the subjects a series of questions and also observes them performing 15 or more daily living tasks, such as finding light sources, following a sidewalk, or sorting laundry. The specialist then determines if the system is providing a benefit, if it is neutral, or if it is actually hurting the abilities of subjects to perform these tasks. FLORA results to date show that 4 out of 4 completing the FLORA at 36 months had positive or mild positive results indicating the Orion system is providing benefit. We reached agreement with the FDA in the fourth quarter of 2019 to utilize a revised version of FLORA as our primary efficacy endpoint in our pivotal trial for Orion, pending successful validation of the instrument.

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

We conducted a qualitative patient preference information (PPI) study in 2021. In the study, an independent third party conducted guided interviews with 30 people who would potentially qualify for an implant such as the Orion System. Subjects were 18 – 74 with acquired bare light or no light perception bilaterally. They included balanced subsamples of sex, age, sudden vs. gradual vision loss, and time since vision loss. The one-hour semi-structured interviews were centered on a hypothetical device similar to Orion. The performance description was based on feedback from our Early Feasibility Study (EFS) participants implanted with Orion. The interviews also included a description of known risks for Orion, including the serious adverse event rate from the EFS. Throughout the interview, participants were asked for feedback on all aspects the hypothetical system; they also rated their interest in being implanted multiple times after each presentation of new information. These results created a valuable dataset for future device design and marketing. When asked at the end of the interview if they would be interested in being implanted with the hypothetical device, 33.3% replied with a strong yes, 10.0% a weak yes, 23.3% a weak no, and 33.3% a strong no.

Our prior market research found that there are 50,000 to 80,000 individuals in the United States with no light perception or bare light perception due to currently untreatable causes. Calculating 30% of 50,000 yields a minimum US market for Orion of 15,000 individuals, which does not include new cases each year.

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

In March 2020, we were severely adversely impacted by the unprecedented economic shock caused by the COVID-19 pandemic and its related effects on our ability to secure financing for our planned activities. As a result, we significantly reduced our staff and expenses and conserved liquidity as we continued operations and explored our strategic options. These options included securing additional funding and exploring business alternatives that included partnering, acquiring, investing in or combining with businesses that may or may not be in a related industry. We were actively seeking opportunities to develop partnerships or collaborations with others to advance further Orion development, conduct pivotal trials and bring the product to market for the treatment of blindness. No assurances can be given that any of these initiatives will occur.

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

On March 27, 2020, the Board of Directors appointed Matthew Pfeffer, a member of our Board and Chairman of the Audit Committee of the Board, as acting Chief Executive Officer. On March 26, 2021, Scott Dunbar replaced Matthew Pfeffer, as acting Chief Executive Officer. Mr. Pfeffer resumed his role as director at such date.

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

In June 2020, we commenced a process to dissolve our Swiss subsidiary which is ongoing.

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

Effective February 1, 2021, we entered into a sub-lease to replace our existing headquarters and leased 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar California 91342. Rent paid was $17,000 per month, until February 1, 2022 when it increased to $17,500 per month, plus operating expenses. We received full rent abatement for March 2021, and half rent abatement for March 2022. The sub-lease is for two years and two months. Neither we nor any affiliates are related to, or otherwise have any other relationship with, the other parties, other than the lease.

By letter dated February 26, 2021, the Center for Devices and Radiological Health (CDRH) of the U.S. Food and Drug Administration (FDA) approved the Argus 2s Retinal Prosthesis System developed by Second Sight Medical Products, Inc. Argus 2s is a redesigned set of external hardware (glasses and video processing unit) to be used in combination with previously implanted Argus II systems for the treatment of retinitis pigmentosa (RP). We issued a press release on March 5, 2021 entitled Second Sight Medical Products, Inc. Receives FDA Approval for the Argus 2s Retinal Prosthesis System. Argus II, and now Argus 2s, are approved under a humanitarian device exemption (HDE). The approval is contingent upon the Company filing periodic reports with CDRH, use only under prescription, under the supervision of an institutional review board (IRB), and taking all other required actions under FDA rules. We expect that the Argus 2s will be adapted to be the external system for the next generation Orion Visual Cortical Prosthesis System currently under development

We are researching multiple technologies that we believe to be complimentary to artificial vision and could potentially provide significant enhancements to the Orion user experience. In most cases, we collaborate with third-party firms to advance and integrate these innovative technologies with our artificial vision systems. Examples of technologies that we are currently researching include: eye tracking, object recognition and localization, thermal imaging and depth-based image decluttering.

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

Capital Funding

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. We have funded our business since 2019 has been primarily through the following transactions:

●	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million

●	On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

●	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note was unsecured and accrued interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. We repaid the principal and accrued interest of $135,000 during the quarter ended June 30, 2021

●	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of December 31, 2021 we recorded $0.3 million of grant costs receivable, included in prepaid expenses and other current assets.

On September 17, 2019, we received a $2.4 million, four-year grant from the National Institutes of Health (NIH) to develop spatial localization and mapping technology (“SLAM”). This grant involves a joint collaboration with the Johns Hopkins University Applied Physics Laboratory and is intended to speed the integration of SLAM into future generations of Orion. The goal is to give Orion users the ability to localize objects and navigate landmarks in unfamiliar surroundings in real time. APL is the primary recipient of the grant. We have suspended our activities on the project until we clarify our future plans.

We have experienced recurring operating losses and negative operating cash flows since inception and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations for at least twenty-four months. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. An Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor. Regularly scheduled visits at both sites were placed on hold in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36 month results for the five subjects indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

COVID-19 Pandemic

In accordance with local and state guidelines regarding the COVID-19 pandemic, we are requiring all of our employees to wear masks in the office and use their best judgement to work remotely or work in the office. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets and may result in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 or its variants could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

Recently Adopted Accounting Standards

We believe that recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on our financial statement presentation or disclosures.

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

●	The grant price of the issuances is determined based on the fair value of the shares at the date of grant.

●	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

●	We calculate the expected term of options using a weighted average of option vesting periods and an estimate of one-half of the period between vesting and expiration of the option.

●	Volatility is determined based on our average historical volatilities since our trading history began in November 2014 and supplemented with average historical volatilities of comparable companies in our industry.

●	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Results of Operations

Cost of sales. Cost of sales includes adjustments related to prior sales of our Argus II system. Our product involves technologically complex materials and processes.

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

Comparison of the Years Ended December 31, 2021 and 2020

Cost of sales. Cost of sales were a negative $0.1 million in 2021 and a negative $0.5 million in 2020. In 2020, we ceased sales of Argus II, thus a significant portion of our manufacturing activity related to Orion prototypes were reported in our research and development expenses. In addition, we revised our expected warranty expenses due to our cessation of Argus II production and the related peripherals which resulted in a reduction of our warranty liability of $0.5 million in 2020 and $0.1 million in 2021.

Research and development expense. Research and development expense decreased from $4.8 million in 2020 to $2.4 million in 2021, a decrease of $2.4 million, or 51%. The decrease from the prior year was primarily due to decreased headcount and outside services.

Clinical and regulatory expense. Clinical and regulatory expense decreased from $1.7 million in 2020 to $0.4 million in 2021, a decrease of $1.3 million, or 78%. The decrease primarily related to costs associated with the Orion feasibility study which were reduced due to the pandemic restricting our patient access. We expect clinical and regulatory costs to increase in the future as we conduct additional clinical trials, such as the future pivotal study with Orion and if we enroll additional subjects.

Selling and marketing expense. Selling and marketing expense decreased from $0.7 million in 2020 to zero in 2021. This decrease in spending is the result of our cancelation of our commercial activities associated with the Argus II until such time as we produce a commercial product from our Orion platform.

General and administrative expense. General and administrative expense increased from $5.9 million in 2020 to $6.3 million in 2021, an increase of $0.4 million, or 6%. The increase is primarily related to increased legal costs and termination costs related to our terminated merger.

Restructuring charges. We recorded non-cash restructuring charges of $1.2 million in 2020 comprised of $0.5 million to fully reserve our inventory in connection with our decision to no longer market Argus II and $0.7 million to write-down our fixed assets that are not directly involved in the development of Orion. We recorded a cash charge of $0.2 million in material and overhead costs associated with Argus II and a $0.8 million for severance compensation and other associated costs all of which was substantially settled by December 31, 2020.

Net loss. The net loss was $8.9 million in 2021, as compared to $14.9 million in 2020. The $6.0 million decrease in net loss from 2020 to 2021 was primarily attributable to a $6.4 million decrease in operating expenses due to cessation of Argus II commercial activities.

Liquidity and Capital Resources

We have experienced recurring operating losses and negative operating cash flows since inception and have financed our working capital requirements through the recurring sale of our equity securities in both public and private offerings.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations for at least twenty-four months. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

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

Working capital was $68.0 million at December 31, 2021, as compared to a negative $0.9 million at December 31, 2020.

Cash Flows from Operating Activities

During 2021, we used $9.2 million of cash in operating activities, consisting primarily of a net loss of $8.9 million, and $0.5 million from a net change in operating assets and liabilities, offset by non-cash charges of $0.2 million for depreciation and amortization of property and equipment and stock-based compensation.

During 2020, we used $16.8 million of cash in operating activities, consisting primarily of a net loss of $14.9 million, and $3.7 million from a net change in operating assets and liabilities, offset by non-cash charges of $1.8 million for depreciation and amortization of property and equipment, stock-based compensation and restructuring charges for inventory impairment.

Cash Flows from Investing Activities

Investing activities in 2021 and 2020 used $14,000 and $0.3 million, respectively, of cash for the purchase of equipment. In 2020 the sale of assets held for sale provided cash of $0.4 million.

Cash Flows from Financing Activities

Financing activities provided $75.6 million of cash in 2021, including $77.8 million from the net proceeds from the issuance of common stock and warrants exercises reduced by the repayment of debt of $2.2 million.

Financing activities provided $8.6 million of cash in 2020, including $6.7 million from the net proceeds from the issuance of common stock and warrants and $2.2 million from the issuance of debt offset by the repurchase of ESPP shares and fractional shares of $0.3 million.

Off-Balance Sheet Arrangements

At December 31, 2021, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2021 and 2020, our cash equivalents consisted solely of money market funds.

Exchange Rate Sensitivity

In 2021 and 2020, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

As of December 31, 2021, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls. Our management, including our CEO and CAO, has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report on Form 10-K in conformity with GAAP.

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

As of December 31, 2021, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has completed written documentation of its internal control policies, procedures and controls and has completed its testing of its key controls. Based upon the results of this testing we have concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2021 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers, and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in an amendment to this Form 10-K or in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this Form 10-K or in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are included in this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
1.1	Form of Underwriting Agreement (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)
1.2	Form of Underwriting Agreement, dated June 22, 2021, between Registrant and ThinkEquity LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, originally filed with the Securities and Exchange Commission on June 28, 2021)
3.1(a)	Restated Articles of Incorporation of the Registrant as amended (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended.)
4.1	Form of the Registrant’s common stock certificate (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)
4.2	Form of Underwriter’s Warrant (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)
4.3	Form of Warrant Agreement and Form of Warrant Certificate (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-215463, originally filed with the Securities and Exchange Commission on January 9, 2017, as amended)
4.4	Form of Amendment No.1 to Warrant Agreement (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2019)
4.5	Description of Capital Stock (incorporated by reference to the registrant’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 14, 2021)
10.1	Form of Indemnification Agreement between Registrant and each of its directors and officers ( incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)+
10.2	2003 Equity Incentive Plan (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)+
10.3	2003 Form of Employee Option Agreement (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)+
10.4	2011 Equity Incentive Plan, as amended (incorporated by reference to registrant’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 15, 2016)+
10.5	2011 Form of Employee Option Agreement (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)+
10.6	Sub-Sublease for Multiple Tenants, dated January 7, 2021, between Registrant and Triscenic Production Services, Inc. (incorporated by reference to the Current Report on Form 8-K, originally filed with the Securities and Exchange Commission on January 27, 2021)
10.7	Cost Reimbursement Consortium Research Agreement between Registrant and Doheny Eye Institute (incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)
10.8	Second Sight Medical Product, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to registrant’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 16, 2015)+
10.9	Executive Employment Agreement between Registrant and Will McGuire (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2015)+
10.10	Executive Employment Agreement between Registrant and John Blake (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2018)(+)
10.11	Securities Purchase Agreement among Registrant, Gregg G. Williams 2006 Trust and Sam B. William 1995 Generation-Skipping Trust dated May 3, 2018 (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2018)
10.12	Securities Purchase Agreement among Registrant, Gregg G. Williams 2006 Trust and Sam B. William 1995 Generation-Skipping Trust dated August 14, 2018 (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2018)
10.13	Executive Employment Agreement between Registrant and William Patrick Ryan(incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2018)(+)
10.14	Securities Purchase Agreement among Registrant, Gregg G. Williams 2006 Trust and Sam B. William 1995 Generation-Skipping Trust dated October 18, 2018 (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2018)
10.15	Securities Purchase Agreement among Registrant, Gregg G. Williams 2006 Trust and Sam B. William 1995 Generation-Skipping Trust dated December 12, 2018 (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2018)
10.16	Form of Securities Purchase Agreement, dated March 23, 2021, between Registrant and purchasers (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021)
10.17	Registration Rights Agreement, dated March 23, 2021, between Registrant and purchasers(incorporated by reference to registrant’s current report on Form 8-K filed with the(incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021)
10.18	Placement Agency Agreement, dated March 23, 2021, between Registrant and ThinkEquity LLC (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021)
10.19	Termination Agreement, dated March 23, 2021, between Registrant and Hudson Bay Capital Management (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021)
10.20	Form of Lock Up Agreement (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2021)
10.21	Merger Agreement, dated February 4, 2022, between Registrant and Nano Precision Medical, Inc. (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2022)
10.22	SAFE Agreement, dated February 4, 2022, between Registrant and Nano Precision Medical, Inc. (incorporated by reference to registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2022)
21.1	List of subsidiaries of the Registrant.(incorporated by reference to the registrant’s registration statement on Form S-1, file no. 333-198073, originally filed with the Securities and Exchange Commission on August 12, 2014, as amended)
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Gumbiner Savett Inc., Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page to this report)
31.1*	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc.
pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or furnished herein, as applicable.
+	Indicates management contract or compensatory plan.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.        Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2022	Second Sight Medical Products, Inc.

/s/ Scott Dunbar
Scott Dunbar
Acting Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Second Sight Medical Products, Inc., each hereby severally constitutes and appoints Scott Dunbar as his true and lawful attorney-in-fact and agent, with full power of substitution to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Dunbar	Acting Chief Executive Officer and Director	March 28, 2022
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	March 28, 2022
Edward Sedo	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	March 28, 2022
Gregg Williams

/s/ Matthew Pfeffer	Director	March 28, 2022
Matthew Pfeffer

/s/ Jonathan Will McGuire	Director	March 28, 2022
Jonathan Will McGuire

/s/ Aaron Mendelsohn	Director	March 28, 2022
Aaron Mendelsohn

/s/ Dean Baker	Director	March 28, 2022
Dean Baker

/s/ Alexandra Larson	Director	March 28, 2022
Alexandra Larson

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Second Sight Medical Products, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Second Sight Medical Products, Inc. and Subsidiary (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2014.

Santa Monica, California

March 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Second Sight Medical Products, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Second Sight Medical Products, Inc. and Subsidiary (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The consolidated financial statements as of and for the year ended December 31, 2020 have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements included in the Form 10-K filed on March 16, 2021, the Company is subject to the risks and uncertainties associated with a business with one product line and limited revenues. The Company has incurred significant operating losses and negative operating cash flows from operations since inception. The Company’s continued operations are dependent upon its ability to raise additional funds through equity or debt financing. There can be no assurances that the Company will be able to secure any such additional financing on acceptable terms and conditions, or at all. These conditions raised substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2020. Management’s plans in regard to these matters are also described in Note 1 to the financial statements included in the Form 10-K filed on March 16, 2021. The consolidated financial statements as of and for the year ended December 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gumbiner Savett Inc.

We have served as the Company’s auditor since 2014

Santa Monica, California

March 16, 2021

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$69,593	$3,177
Prepaid expenses and other current assets	914	1,092
Total current assets	70,507	4,269

Property and equipment, net	117	174
Right-of-use asset	228	—
Deposits and other assets	27	17

Total assets	$70,879	$4,460
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$519	$486
Accrued expenses	548	1,210
Accrued compensation expense	748	173
Accrued clinical trial and grant expenses	462	1,063
Current operating lease liabilities	185	—
Current debt	—	2,200
Total current liabilities	2,462	5,132

Long term operating lease liabilities	52	—
Total liabilities	2,514	5,132

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 39,409 and 23,214 at December 31, 2021 and December 31, 2020, respectively	347,940	270,126
Additional paid-in capital	49,389	49,314
Accumulated other comprehensive loss	(379)	(448)
Accumulated deficit	(328,585)	(319,664)
Total stockholders’ equity (deficit)	68,365	(672)

Total liabilities and stockholders’ equity (deficit)	$70,879	$4,460

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Net sales	$—	$—
Cost of sales	(130)	(500)
Gross profit	130	500
Operating expenses:
Research and development, net of grants	2,370	4,836
Clinical and regulatory, net of grants	378	1,687
Selling and marketing	—	701
General and administrative	6,315	5,943
Restructuring charges	—	2,229
Total operating expenses	9,063	15,396
Loss from operations	(8,933)	(14,896)
Interest income	12	16
Net loss	$(8,921)	$(14,880)
Net loss per common share – basic and diluted	$(0.27)	$(0.72)
Weighted average shares outstanding – basic and diluted	32,817	20,575

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(In thousands)

	Years Ended December 31,
	2021	2020
Net loss	$(8,921)	$(14,880)
Other comprehensive income:
Foreign currency translation adjustments	69	114
Comprehensive loss	$(8,852)	$(14,766)

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2019	15,643	$264,008	$48,613	$(562)	$(304,784)	$7,275
Repurchase of fractional shares in connection with reverse stock split	(2)	(11)	—	—	—	(11)
Issuance of common stock and warrants in connection with rights offering, net of issuance costs	7,500	6,393	280	—	—	6,673
Issuance of common stock in connection with ATM	1	6	—	—	—	6
Stock-based compensation expense	—	—	421	—	—	421
Repurchase of ESPP shares as part of a rescission offer	(39)	(270)	—	—	—	(270)
Cash-less exercise of underwriter’s warrants	96	—	—	—	—	—
Release of restricted stock units	15	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(14,880)	(14,880)
Foreign currency translation adjustment	—	—	—	114	—	114
Comprehensive loss	—	—	—	114	(14,880)	(14,766)
Balance, December 31, 2020	23,214	270,126	49,314	(448)	(319,664)	(672)
Issuance of common stock, net of issuance costs	16,150	77,789	—	—	—	77,789
Stock-based compensation expense	—	—	75	—	—	75
Exercise of underwriter’s warrants	45	25	—	—	—	25
Comprehensive loss:
Net loss	—	—	—	—	(8,921)	(8,921)
Foreign currency translation adjustment	—	—	—	69	—	69
Comprehensive loss	—	—	—	69	(8,921)	(8,852)
Balance, December 31, 2021	39,409	$347,940	$49,389	$(379)	$(328,585)	$68,365

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,921)	$(14,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	70	164
Stock-based compensation	75	421
Non-cash lease expense	9	3
Restructuring charges-inventory impairment	—	1,214
Changes in operating assets and liabilities:
Accounts receivable	—	461
Inventories	—	529
Prepaid expenses and other assets	168	(785)
Accounts payable	63	(1,051)
Accrued expenses	(625)	(731)
Accrued compensation expenses	574	(2,524)
Accrued clinical trial and grant expenses	(601)	357
Net cash used in operating activities	(9,188)	(16,822)
Cash flows from investing activities:
Purchases of property and equipment	(14)	(330)
Sale of assets held for sale	—	398
Net cash provided by (used) in investing activities	(14)	68
Cash flows from financing activities:
Net proceeds from sale of common stock	77,789	6,679
Repurchase of ESPP shares and fractional shares in connection with reverse stock split	—	(281)
Debt financing (repayment)	(2,200)	2,200
Proceeds from exercise of options, warrants and employee stock purchase plan options	25	—
Net cash provided by financing activities	75,616	8,598
Effect of exchange rate changes on cash and cash equivalents	2	6
Cash and cash equivalents:
Net Increase (decrease)	66,416	(8,150)
Balance at beginning of year	3,177	11,327
Balance at end of year	$69,593	$3,177

Supplemental disclosure of cash flow information;
Cash paid during the period for:
Interest	$135	$-
Non-cash financing activities:
Fair value of warrants issued in connection with issuance of common stock	$-	$280

See accompanying notes to consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. Organization and Business Operations

Second Sight Medical Products, Inc. (“Second Sight,” the “Company,” “we,” “us,” “our” or similar terms), was incorporated in the State of California in 2003. We develop, manufacture and market implantable visual prosthetics that are intended to deliver useful artificial vision to blind individuals. We are a recognized global leader in neuromodulation devices for blindness and are committed to developing new technologies to treat the broadest population of sight-impaired individuals.

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

Our commercially approved product, the Argus® II retinal prosthesis system (“Argus II”), entered clinical trials in 2006, received CE Mark approval for marketing and sales in the European Union (“EU”) in 2011, and received approval by the United States Food and Drug Administration (“FDA”) for marketing and sales in the United States in 2013. We began selling the Argus II in Europe at the end of 2011, Saudi Arabia in 2012, the United States and Canada in 2014, Turkey in 2015, Iran, Taiwan, South Korea and Russia in 2017, and Singapore in 2018. Given the limited addressable market of Argus II, we have made the decision to maximize capital efficiency by ceasing the production and sales of our Argus commercial and clinical activities and increase our investment of resources with our Orion clinical and R&D programs.

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock as well as from research and clinical grants. Funding of our business since 2020 has been primarily provided by:

●	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million

●	On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

●	On May 5, 2020, we closed our underwritten public offering of 7,500,000 shares of common stock at an offering price of $1.00 per share for aggregate net proceeds of approximately $6.7 million

●	On December 8, 2020, we borrowed $1 million from Gregg Williams, Chairman of the Board of Directors of the Company and $1.2 million from two unaffiliated shareholders. Each promissory note was unsecured and accrued interest at a rate of twelve percent (12%) per annum beginning on receipt of the loan amounts. We repaid the principal and accrued interest during the quarter ended June 30, 2021.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations for at least twenty-four months. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

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

     Certain items in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.  Such reclassification did not impact our previously reported net loss on financial position.

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

We review our property and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million related to our property and equipment used primarily for Argus activities. We sold a substantial number of our property and equipment for net proceeds of $0.4 million in July 2020.

Depreciation and amortization of property and equipment amounted to $0.1 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $2.4 million, and $4.8 million net of grant revenue, for the years ended December 31, 2021 and 2020, respectively.

Patent Costs

Due to the uncertainty associated with the successful development of one or more commercially viable products based on our research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

NIH Grant

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. During the years ended December 31, 2021 and 2020 grants offset against operating expenses were $1.4 million and $1.3 million, respectively.

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2021 and 2020 include assets amounting to approximately $30,000 and $18,000, respectively, relating to our operations in Switzerland. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

●	The grant price of the issuances is determined based on the fair value of the shares at the date of grant.

●	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

●	We calculate the expected term of options using a weighted average of option vesting periods and an estimate of one-half of the period between vesting and expiration of the option.

●	Volatility is determined based on our average historical volatilities since our trading history began in November 2014, supplemented with average historical volatilities of comparable companies in our similar industry.

●	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

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

Comprehensive and other comprehensive income (loss) is reported on the face of the financial statements. For the years ended December 31, 2021 and 2020 comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss) which, for us, consists entirely of foreign currency translation adjustments and there were no material reclassifications from other comprehensive loss to net loss during the years ended December 31, 2021 and 2020.

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

As of December 31, 2021, we had federal and state of California income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $124.3 million and $76.8 million, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until these unused losses expire. However, we may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2035 through 2037 for federal net operating losses generated before 2018. Federal net operating losses generated for year 2018 and forward do not expire. State net operating losses expire from 2033 through 2041. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

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

Product Warranties

Our policy is to warrant all shipped products against defects in materials and workmanship for up to two years by replacing failed parts. We also provide a three-year manufacturer’s warranty covering implant failure by providing a functionally-equivalent replacement implant. Accruals for product warranties are estimated based on historical warranty experience and current product performance trends and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. During 2021 and 2020, we reduced our warranty expense by $0.1 million and $0.5 million, respectively due to the discontinued sales of Argus II and the resultant end of the product warranty periods. The warranty liabilities are included in accrued expenses in the consolidated balance sheets.

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

At December 31, 2021, and 2020, we excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive (in thousands).

	2021	2020
Underwriter’s warrants	10	77
Warrants issued with rights offerings	7,681	7,682
Common stock options	182	196
Total	7,873	7,955

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

Recently Adopted Accounting Standards

We believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on our financial statement presentation or disclosures.

3. Money Market Funds

Money market funds included in cash equivalents at December 31, 2021 were $69.5 million. Money market funds included in cash equivalents at December 31, 2020 totaled $3.1 million.

The following table presents money market funds at their level within the fair value hierarchy at December 31, 2020 and 2019 (in thousands).

	Total	Level 1	Level 2	Level 3
December 31, 2021:
Money market funds	$69,487	$69,487	$—	$—

December 31, 2020:
Money market funds	$3,122	$3,122	$—	$—

4. Selected Balance Sheet Detail

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Laboratory equipment	$584	$584
Computer hardware and software	82	69
	666	653
Accumulated depreciation and amortization	(549)	(479)
Property and equipment, net	$117	$174

As a result of our decision to cease marketing of Argus II we recorded an impairment of $0.7 million in 2020 related to our fixed assets used primarily for Argus activities which is recorded in restructuring charges in the consolidated statements of operations. We sold a substantial number of our fixed assets for net proceeds of $0.4 million in July 2020.

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

Contract Liabilities

Contract liabilities amounted to $335,000 at December 31, 2021 and 2020 and are included in accrued expenses on the balance sheet.

5. Grants

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. The NIH grant funds ongoing and planned clinical activities and are being used to conduct and support clinical testing of six subjects implanted with the Orion™ Cortical Visual Prosthesis (Orion), submit and obtain Investigational Device Exemption approval from the U.S. Food and Drug Administration (FDA). Accrued expenses related to grants amounted to $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively, and are included in accrued clinical trial and grant expenses on the consolidated balance sheets. During the years ended December 31, 2021 and 2020, grants offset against operating expenses were $1.4 million and $1.3 million, respectively.

6. Warrants

Underwriter’s Warrant Issued in Public Offering

As a component of the funding underwriting fee of our May 5, 2020 public underwriting offer, we issued 375,000 warrants at an exercise price of $1.25 which expire on May 5, 2025. At December 31, 2021, 10,125 of the warrants are still outstanding. Warrants of 67,125 and 297,750 were exercised on a cash-less basis in 2021 and 2020 respectively, resulting in the issuance of 44,482 and 95,434 shares, respectively, of common stock.

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

On March 6, 2017, we completed a registered rights offering to existing stockholders in which we sold approximately 1,706,000 units at $11.76 per unit, which was the adjusted closing price of our common stock on that date. Each unit consisted of a share of our comm11.76 on stock and a warrant to purchase an additional share of our stock for $11.76. The warrants had a five-year life but were extended to expire in February, 2024 to coincide with the February 22, 2019 warrants.

A summary of warrant activity for the years ended December 31, 2021 and 2020 is presented below (in thousands, except per share and contractual life data):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life
	Number of Shares	Exercise Price	(in Years)
Warrants outstanding at December 31, 2019	7,682	11.76
Granted	375	1.25
Exercised	(298)	1.25
Forfeited or expired	—	—
Warrants outstanding at December 31, 2020	7,759	11.66
Granted	—	—
Exercised	(68)	1.25
Forfeited or expired	—	—
Warrants outstanding at December 31, 2021	7,691	11.75	2.21
Warrants exercisable at December 31, 2021	7,691	11.75	2.21

Warrants exercisable at December 31, 2021 had $4,000 in intrinsic value.

7. Employee Benefit Plans

We have a 401(k) Savings Retirement Plan (the “Plan”) that covers substantially all full-time employees who meet the Plan’s eligibility requirements and provides for an employee elective contribution. The Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. For the years ended December 31, 2021 and 2020, employer contributions to the Plan totaled $0.1 million and $0.1 million, respectively.

8. Equity Securities

On June 4, 2019, our shareholders approved an amendment to our articles of incorporation increasing our authorized no par value common shares from 200,000,000 to 300,000,000. The Board of Directors has the authority to establish the rights, preferences, privileges and restrictions granted to and imposed upon the holders of preferred stock and common stock.

Common Stock Issuable

For the twelve months ended December 31, 2020 our non-employee members of our Board were compensated $0.1 million and $0.1 million was accrued for future stock option grants at December 31, 2020. Stock option grants were suspended in 2021.

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

No option were granted under the 2011 Plan in 2021 and the plan expired at May 31, 2021.

We recognized stock-based compensation cost of $0.1 million and $0.4 million during 2021 and 2020, respectively. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2020
Risk-free interest rate	0.31% – 1.50%
Expected dividend yield	0%
Expected volatility	78.0% to 96.0%
Expected term	6.02 years
Weighted-average grant date calculated fair value	$3.72

A summary of stock option activity for the years ended December 31, 2021 and 2020 is presented below (in thousands, except per share and contractual life data):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (in Years)
Options outstanding at December 31, 2019	984	$21.75
Granted	228	5.49
Exercised	—	—
Forfeited or expired	(1,016)	19.34
Options outstanding at December 31, 2020	196	15.48
Granted	—	—
Exercised	—	—
Forfeited or expired	(14)	12.95
Options outstanding, vested and expected to vest at December 31, 2021	182	$15.68	6.59
Options exercisable at December 31, 2021	148	$18.38	6.25

The exercise prices of common stock options outstanding and exercisable are as follows at December 31, 2021 (in thousands):

	Options	Options
	Outstanding	Exercisable
Exercise Price	(Shares)	(Shares)
$0.90 to 0.91	22	8
$5.67 to 6.64	85	64
$13.84 to 16.40	52	52
$32.80 to 40.00	10	10
$72.08 to 104.72	13	14
	182	148

Stock options exercisable at December 31, 2021 had minimal intrinsic value. As of December 31, 2021, there was $0.1 million of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 2.03 years.

Employee Stock Purchase Plan

We adopted an employee stock purchase plan in June 2015 for all eligible employees. Under the plan, shares of our common stock may be purchased at six-month intervals at 85% of the lower of the closing price of the common stock (i) on the first trading day of the offering period or (ii) on the last trading day of the purchase period. An employee may purchase in any one calendar year shares of common stock having an aggregate fair market value of up to $25,000 determined as of the first trading day of the offering period. Additionally, a participating employee may not purchase more than 12,500 shares of common stock in any one offering period. At December 31, 2020, 241,719 shares were issued under the stock purchase plan. Although we originally registered shares for sale to employees under our 2015 Employee Stock Purchase Plan, as amended, we discovered that we had inadvertently exceeded the number of shares registered. We offered to rescind the sale of up to 45,468 shares of our common stock to persons who purchased those shares under the ESPP and to reimburse any losses upon the sale of up to an additional 2,470 shares of our common stock from persons who purchased shares from our ESPP but have resold such shares, in each case, because these shares may not have been exempt from registration under the Securities Act of 1933. It may also be possible that by not disclosing that the shares were unregistered, we may face contingent liability for noncompliance with applicable federal and state securities laws. The rescission of these share purchases resulted in the repurchase and cancelation of 39,467 shares of our common stock. The total cost for the repurchase of these shares and the reimbursement of any losses from the sale of such shares totaled approximately $270,000. The ESPP plan was suspended in 2020 and no shares were issued in 2021.

We may continue to have potential liability even after this rescission offer is made due to our issuances of securities in possible violation of the federal and state securities laws. The Securities Act does not expressly provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered or exempt from the registration requirements of the Securities Act. Should any offerees reject the rescission offer, we may continue to be potentially liable under the Securities Act for the purchase price or for certain losses if the shares have been sold.

Restricted Stock Units

The following table presented below summarizes Restricted Stock Unit (RSU) activity for the year ended December 31, 2020 (in thousands, except per share data):

		Weighted
		Average
		Grant Date
	Number	Fair Value
	of Awards	Per Share
Outstanding as of December 31, 2019	61	$5.92
Awarded	—
Vested	(15)	5.92
Forfeited/canceled	(46)	5.92
Outstanding as of December 31, 2020	—

There was no activity in the year ended December 31, 2021. As of December 31, 2021, there was no unrecognized compensation cost related to RSUs as they have all been canceled.

The total stock-based compensation recognized for stock-based awards granted in the consolidated statements of operations for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020

Research and development	$22	$127
Clinical and regulatory	35	51
Selling and marketing	—	41
General and administrative	18	202
Total	$75	$421

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets as of December 31, 2021 and 2020 are summarized below (in thousands):

	2021	2020
Stock-based compensation	$401	$380
Research credits	8,629	8,848
Depreciation	(52)	(52)
Net operating loss carryforwards	33,033	30,492
Inventory write down	81	82
Other	454	375
Total deferred tax assets	42,399	40,125
Valuation allowance	(42,399)	(40,125)
Net deferred tax assets	$—	$—

In assessing the potential realization of these deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon us attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021 and 2020, management determined it was not more likely than not that our deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2021 and 2020 due to the losses incurred during such periods. Our effective tax rate is different from the federal statutory rate of 21% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

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

As of December 31, 2021, after the ownership change under Section 382(g), we had federal and state income tax net operating loss carryforwards, which may be applied to future taxable income, of approximately $124.3 million and $76.8 million, respectively. The federal net operating loss carryforwards for years before 2018 will expire at various dates from 2035 through 2037. The federal net operating loss carryforwards for 2018 and forward do not expire. The state net operating loss carryforwards will expire at various dates from 2033 through 2041. We also have a federal and state research and development tax credit carryforwards totaling approximately $4,755,000 and $4,903,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2023 through 2041. The state research and development tax credit carryforwards do not expire.

We file income tax returns in the U.S. federal jurisdiction and various states and are subject to income tax examinations by federal tax authorities for tax years ended 2017 and later and by state authorities for tax years ended 2016 and later. We currently are not under examination by any tax authority. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2021, and 2020, we have no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, our foreign subsidiary, has not had any taxable income in the prior and current years.

11. Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses in the accompanying consolidated balance sheets, for the years ended December 31, 2021 and 2020 is presented below (in thousands):

	2021	2020
Balance, beginning of year	$200	$1,575
Additions	—	—
Settlements	—	(875)
Adjustments and other	(150)	(500)
Total	$50	$200

During 2021and 2020 we reduced our warranty expense by $0.1 million and $0.5 million, respectively due to the discontinued sales of Argus II and the resultant end of the product warranty periods.

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

The Company evaluated the lease amendment under the provisions of ASC 842. Information related to the Company’s right-of-use assets and related lease liabilities are as followings (in thousands, except for remaining lease term and discount rate):

Year ending December 31:

2022	$201
2023	52
Total lease payments	253
Less imputed interest	(16)
Total lease liabilities	$237

Other supplemental information:
Current operating lease liabilities	$185
Long term operating lease liabilities	52
Total lease liabilities	$237
Discount rate	10%

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash paid for operating lease liabilities	170	303

Rent expense, including common area maintenance charges, was $179,000 and $303,000 during 2021 and 2020, respectively.

13. Commitments and Contingencies

License Agreements

We have exclusive licensing agreements to utilize certain patents, related to the technology for visual prostheses. We have determined that only the agreement with Doheny Eye Institute (“DEI”) applies to Argus II and Orion requiring future royalty payments through 2033. We have agreed to pay to DEI royalties for licensed products sold or leased by us. The royalty rate is 0.5%, based on related net sales of the patented portion of licensed products.

In the past we have paid royalties under a license agreement with the Johns Hopkins University (“JHU”). The JHU agreement expired, along with the underlying patents, in 2018. Pursuant to these agreements, DEI and JHU, we have incurred costs of approximately $1,000 for the year ended December 31, 2020 and zero in 2021.

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts charged to expense for the years ended December 31, 2021 and 2020 were $0.4 million and $1.1 million, respectively.

California Board Representation

As of January 1, 2021, all publicly held domestic or foreign corporations whose principal executive offices are located in California must meet the minimum requirements for female directors and for directors from underrepresented communities on their boards as required respectively by Women on Boards (SB 826) and Underrepresented Communities on Boards (AB 979). California law authorizes the California Secretary of State to impose fines to enforce compliance of SB 826 including a $100,000 fine for "failure to timely file board member information with the Secretary of State"; a $100,000 fine for a first violation, defined as "each director seat required by this section to be held by a female, which is not held by a female during at least a portion of a calendar year"; and a $300,000 fine for subsequent violations. The Company currently has one female director and under California’s staggered compliance schedule as of December 31, 2021 the Company is required to have to have a minimum of three female directors. To date the Company has not filed board information with the Secretary of State. To the knowledge of the Company the Secretary of State has not to date imposed any fines. California has also instituted a parallel Board diversity compliance and reporting framework focused on directors  "from an underrepresented community," which is defined to mean "an individual who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, or Alaska Native, or who self-identifies as gay, lesbian, bisexual, or transgender." Under the law’s staggered compliance schedule a publicly held corporation whose principal executive offices are located in California must have at least one director from an underrepresented community on its board as of December 31, 2021. Companies that fail to timely comply with AB 979 may be fined $100,000 for the first violation and $300,000 for subsequent violations. The Company is not in compliance with these provisions and has accrued $100,000 as of December 31, 2021.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

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

On or about July 19, 2021, Martin Sumichrast filed a complaint with the Superior Court of the State of California, County of Los Angeles—Central District, claiming that he is entitled to compensation for services, as well as exemplary and other damages in an amount to be determined at trial but not less than $2 million, which arise from his allegedly arranging and securing financing that the Company obtained in May 2020 via a registered underwritten public offering of common stock. The complaint was dismissed by the court on January 18, 2022. Sumichrast appealed the dismissal, however the appeal was subsequently abandoned on March 1, 2022.

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

13. Quarterly Financial Summary (unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share data)	2021	2021	2021	2021
Product sales	$—	$—	$—	$—
Gross profit	$130	$—	$—	$—
Operating loss	$(1,291)	$(2,503)	$(2,296)	$(2,843)
Net loss	$(1,283)	$(2,501)	$(2,294)	$(2,843)
Net loss per share – basic and diluted	$(0.03)	$(0.06)	$(0.08)	$(0.12)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Product sales	$—	$—	$—	$—
Gross profit	$500	$—	$—	$—
Operating loss	$(1,274)	$(1,602)	$(3,116)	$(8,904)
Net loss	$(1,291)	$(1,603)	$(3,100)	$(8,886)
Net loss per share – basic and diluted	$(0.06)	$(0.07)	$(0.15)	$(0.57)

14. Subsequent Event

On February 4, 2022, we entered into an agreement and plan of merger with Nano Precision Medical, Inc., a California corporation (“NPM”), and, upon and subject to the execution of a joinder, NPM Acquisition Corp., a California corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the agreement and subject to the terms and conditions set forth therein, NPM will merge with and into Merger Sub (the “Merger”), and upon consummation of the merger, Merger Sub will cease to exist and NPM will become a wholly-owned subsidiary of the Company. Upon completion of the merger and subject to shareholder approval, the Company will change its name as agreed in the future and intends to change its trading symbol as NPM requests in writing following consultation with Nasdaq.