Form 10-K/A
period 2021-12-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2022-05-02
CIK 1266806

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒. No ☐.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Capital Market on such date was approximately $145.5 million.

As of April 23, 2022 there were 39,409,176 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Second Sight Medical Products, Inc., a California corporation (“we,” “our,” “us,” “Second Sight ,” or the “Company”), for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2022 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except for the matters described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 29, 2022.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information about the current directors of our Company. Directors are elected to hold office until the next annual meeting of stockholders or special meeting in lieu of such annual meeting or until their successors are elected and qualified or until their earlier deaths, resignations, or removal.

Our Board of Directors (the “Board”) may consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding Board diversity. Our Board’s priority in selecting Board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy.

The following provides information regarding our directors and officers during 2021:

Nominee’s or Director’s Name	Year First Became Director	Position with the Company
Gregg Williams	2009	Independent Director, Non-Executive Chairman
Dean Baker	2021	Independent Director
Alexandra Larson	2021	Independent Director
Jonathan Will McGuire[1]	2015	Director
Aaron Mendelsohn	1998	Independent Director
Matthew Pfeffer[1]	2015	Independent Director

[1]	Mr. Pfeffer was appointed acting Chief Executive Officer of the Company on March 27, 2020 after Gregg Williams served briefly as acting Chief Executive Officer from March 8, 2020 to March 27, 2020, following Mr. McGuire’s resignation as chief executive officer and resigned as Acting Chief Executive Officer effective March 26, 2021. He has since that date in accord with the Nasdaq Listing Rules resumed his status as an independent director.

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to us by each director.

Gregg Williams, 63, Chairman of the Board of Directors

Mr. Williams has served as a member of our Board since June 2009 and was appointed Chairman of our board in March 2018. Mr. Williams is the Chairman, President, and Chief Executive Officer at Williams International Co., LLC (“Williams International”) (www.williams-int.com), a leading developer and manufacturer of gas turbine engines and one of the largest privately owned companies in the aviation industry, positions he has held since July 1999. Previously, Mr. Williams held several key managerial positions within Williams International including serving as its President and Chief Operating Officer, Vice President, Advanced Technology, Director, Program Management and Director, Engineering. In addition, Mr. Williams is Chairman and majority owner of Ramos Arizpe Manufacturing (www.ram-mx.com), a high volume automotive engine parts manufacturing company located in Mexico. Mr. Williams also is a member of the board of directors of Nano Precision Medical, Inc. (www.nanoprecisionmedical.com), a drug delivery company working in nanotechnology. Mr. Williams received a Bachelor of Science in Mechanical Engineering from the University of Utah and holds numerous patents related to gas turbine engines, turbo machinery, rocket engines and control systems. He is a board member of General Aviation Manufacturers Association and former member of the Henry Ford Hospital Board.

Our Board believes Mr. Williams is qualified to serve on the Company’s board of directors due to his business and senior management experience, extensive knowledge of Second Sight’s operations and deep background in technology-focused manufacturing companies which is highly relevant to the Company.

Dean Baker, 79, Director

Dr. Baker has served on the Board of Directors of Nano Precision Medical, Inc., a drug delivery company working in nanotechnology, since 2013 and on the Board of Directors of Transonic Imaging, a medical imaging startup, since 2018. Mr. Baker served on the Board of Directors of Advanced Bionics, a global leader in developing advanced cochlear implant systems, prior to its sale to Boston Scientific, a manufacturer of medical devices. In addition, he was the founding director of the Alfred E. Mann Institute for Biomedical Engineering at USC, and served for nine years on the Board of Directors (including serving on compensation, audit, and governance committees) for Semtech, a publicly traded semiconductor company. Dr. Baker was also a vice president of Northrop Grumman, a multinational aerospace and defense technology company, for 16 years from 1983 to 1999 including overseeing a division with $1 billion in annual sales.

Our Board believes Dr. Baker is qualified to serve on the Company’s board of directors because of his experience as a director on multiple boards and his scientific background.

Alexandra Larson, 42, Director

Ms. Larson serves as Vice President and General Counsel of Williams International, a privately-held designer and manufacturer in the aerospace and defense industry, since January 2019. Prior to Williams International, from 2013 to January 2019, Ms. Larson was Legal Director and Associate General Counsel at Amcor, a global packaging company. Ms. Larson also served as Corporate Counsel at Compuware Corporation, a software company with products aimed at the information technology departments of large businesses, from 2012 to 2013, and Associate in the mergers & acquisitions practice of the global law firm Baker and McKenzie, in its New York office, from 2008 to 2012. Ms. Larson has worked at the New York Stock Exchange and the United States Department of Justice, Antitrust Division. Ms. Larson is a graduate of the University of Michigan Law School (Ann Arbor), Hamilton College in Clinton, New York, and the University of Tennessee, Knoxville Haslam College of Business’s Aerospace & Defense MBA Program.

Our Board believes Ms. Larson is qualified to serve on the Company’s board of directors due to her legal experience and leadership skills.

Jonathan Will McGuire, 59, Director

Mr. McGuire has served as Chief Executive Officer and member of the board of directors of RA Medical Systems, a medical device company, since 2020. Prior to that, Mr. McGuire served as our President and Chief Executive Officer from August 2015 to March 2020. Prior to that, Mr. McGuire served at Volcano Corporation, where he was President of Americas Commercial since 2014 and prior to that, Senior Vice President and General Manager of Coronary Imaging, Systems and Program Management since 2013. Volcano, a global leader in intravascular imaging for coronary and peripheral applications and physiology, was acquired by Royal Philips in February 2015. Before joining Volcano, Mr. McGuire served as Vice President and General Manager of Patient Monitoring at Covidien, a global health care products company, in 2012. He previously served as President and Chief Executive Officer of AtheroMed, Inc., a venture capital-backed peripheral atherectomy company, from 2010 to 2012. From 2005 to 2010, he was Chief Operating Officer at Spectranetics Corporation, a publicly-traded medical device company. In addition, Mr. McGuire held various positions at Guidant Corporation, a manufacturer of cardiovascular medical products, from 1998 to 2005 including General Manager of Guidant Latin America; Director of U.S. Marketing for Vascular Intervention (VI); Director of Global Marketing for VI; and, Production Manager for Coronary Stents. From 1995 to 1996, Mr. McGuire held positions in Finance and Production at IVAC Medical Systems, a manufacturer of infusion therapy products. A graduate of the Georgia Institute of Technology, Mr. McGuire received his M.B.A. from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Our Board believes Mr. McGuire is qualified to serve on the Company’s board of directors because of his leadership, senior management history, experience in the medical device industry and deep knowledge of the Company’s affairs.

Aaron Mendelsohn, 70, Director

Mr. Mendelsohn is a founder and has served as a director of Second Sight since its inception in 2003. Mr. Mendelsohn served on the board of Advanced Bionics, a global leader in developing advanced cochlear implant systems, since shortly after its founding in 1993 until its sale in 2004 to Boston Scientific Corp. Mr. Mendelsohn was also a founder and director of Medical Research Group, Inc., a company that designed and manufactured implantable technologies primarily for the treatment of diabetes, from its inception in 1998 until its sale in 2001 to Medtronic, Inc.  Mr. Mendelsohn previously served on the board of directors for the Alfred E. Mann Institute for Biomedical Engineering at the University of Southern California since its inception in 1998 until 2016. He is also a founder and director of Nano Precision Medical, Inc., a drug delivery company working in nanotechnology, where he has served since 2011. Mr. Mendelsohn is a founder and has served as Chairman of the Maestro Foundation since it was organized in 1983. The Maestro Foundation is a leading non-profit musical philanthropic organization which hosts a premier chamber music series and lends professional-level instruments and bows to young, career-bound classical musicians. Mr. Mendelsohn received his B.A. from UCLA and J.D. from Loyola University School of Law Los Angeles.

Our Board believes that Mr. Mendelsohn’s business experience, including his experience as a founder, board member and executive officer of medical device companies, combined with his financial experience, business acumen, and judgment provide our Board with valuable managerial and operational expertise and leadership skills making him well qualified to continue serving as one of our directors.

Matthew Pfeffer, 65, Director

Mr. Pfeffer has served as a member of our Board since 2015.  Mr. Pfeffer served as acting chief executive officer of the Company from March 27, 2020 to March 26, 2021.  Mr. Pfeffer served as a member of the board of directors of MannKind Corporation, a biopharmaceutical company, from January 2016 through October 2017, and served as a special adviser to that company from November 2017 through February 2019.  He served as Chief Executive Officer and Chief Financial Officer of MannKind from January 2016 through May 2017, and as Corporate Vice President and Chief Financial Officer of MannKind from April 2008 until January 2016. Previously, Mr. Pfeffer served as Chief Financial Officer and Senior Vice President of Finance and Administration of VaxGen, Inc., a biopharmaceutical company, from March 2006 until April 2008, with responsibility for finance, tax, treasury, human resources, information technology, purchasing and facilities functions. Prior to VaxGen, Mr. Pfeffer served as Chief Financial Officer of Cell Genesys, Inc., a biotechnology company from 1995 to 2005. During his tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named Chief Financial Officer. Prior to that, Mr. Pfeffer served in a variety of financial management positions at other companies, including roles as Corporate Controller from 1993 to 1995 and   Manager of Internal Audit from 1989 to 1992. Before that, he served as Manager of Financial Reporting and Consolidations at ComputerLand Corporation a leading retailer of computer systems and related products. Mr. Pfeffer began his career at PricewaterhouseCoopers, a multinational professional services network where he worked in the auditing and consulting organizations from 1981 to 1987. Mr. Pfeffer graduated from the University of California, Berkeley, and is a Certified Public Accountant.

Our Board believes that Mr. Pfeffer’s senior executive, financial and accounting experience together with his deep knowledge of the Company’s affairs make him well qualified to continue serving as one of our directors.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name of Individual	Age	Position and Office
Scott Dunbar[1]	65	Acting Chief Executive Officer
Jessy Dorn	46	Vice President of Clinical and Scientific Affairs
Edward Randolph	64	Chief Operating Officer
Edward Sedo[2]	66	Acting Chief Accounting Officer

[1]	Mr. Dunbar was named Acting Chief Executive Officer of the Company effective March 2021.
[2]	Mr. Sedo was named Acting Chief Accounting Officer of the Company effective September 2020.

Our executive officers are appointed by, and serve at the discretion of, our Board. The business experience for the past five years, and in some instances, for prior years, of each of our executive officers is as follows:

Scott Dunbar

Mr. Dunbar, 65, has served Second Sight for 20 years as Patent Counsel, Senior Patent Counsel, and Senior Patent Counsel and Compliance Officer.  He was named Acting CEO by the Board on March 26, 2021.  Prior to Second Sight, in 2000 he was Of Counsel at Katten Muchin and Zavis (now Katten Muchin and Rosenman), a law firm, during 1999 he was Of Counsel at Fitch Even Tabin and Flannery, a law firm, from 1997 to 1999 he was Patent Counsel at Packard Bell, a computer manufacturing brand, and from 1987 to 1997 he was Patent Counsel at Zenith Data Systems, a computer company.  Mr. Dunbar received a Juris Doctor from the John Marshall Law School, a Master of Science in Computer Science from Illinois Institute of Technology and a BA in Music from DePauw University.

Jessy Dorn

Dr . Dorn, 46, joined Second Sight in November 2006. As Vice President of Clinical and Scientific Affairs, she leads the effort to understand and improve the artificial vision created by the Orion and Argus II Systems. Her work encompasses clinical research strategy, principles of neurostimulation, low vision outcome measures, and human visual psychophysics. Prior to joining Second Sight she worked as an Assistant Curator at the California Science Center, a state agency and museum, from 2004 to 2006; as a freelance science editor in 2003, and as a technical writer in 2001. She received her Ph.D. in Neuroscience from UCLA, studying primate visual cortex, and her BA in Biology from the University of Chicago.

Edward Randolph

Mr. Randolph, 64, has served as Vice President, Operations since September 14, 2020 and served as our Vice President of Manufacturing since 2007. From 2003 to 2007, Mr. Randolph was Director of Manufacturing Engineering at Boston Scientific Corp., a worldwide manufacturer of medical devices and products. From 2001 to 2003, Mr. Randolph was a Director of Manufacturing Engineering at Cygnus, Inc., a manufacturer of non-invasive transdermal drug delivery systems. Mr. Randolph received his Master of Science in Engineering from Stanford University and his Bachelor of Science in Architecture from Massachusetts Institute of Technology.

Edward Sedo

Edward Sedo, 66, has served as our Acting Chief Accounting Officer since September 2020. Prior to that Mr. Sedo served as our Manager of Financial Reporting since February 2015. Prior to that Mr. Sedo served as Assistant Controller at Calavo Growers a publicly-traded produce company from March 2008 to November 2014. Mr. Sedo served as the VP, Financial Reporting at Countrywide Financial Corporation a publicly-traded mortgage company, from December 2004 to March 2008. Mr. Sedo is a Certified Public Accountant and holds a BBA in accounting from the University of Michigan-Dearborn.

Family Relationship

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

Independence of Directors

The Nasdaq Listing Rules require a majority of a listed company’s Board of Directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act.

Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other Board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has reviewed the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of the directors currently serving on the Board with the exception of Will McGuire, who was employed as our Chief Executive Officer and President until March 27, 2020 are independent directors under the Nasdaq Listing Rules. Our Board of Directors also determined that the directors who serve on our audit committee, our compensation committee, and our nominating and corporate governance committee satisfy the independence standards for such committees established by the SEC and the Nasdaq Listing Rules, as applicable. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Meetings and Committees of our Board

The Board has three standing committees each of which has the composition described below and responsibilities that satisfy the independence standards of the Securities Exchange Act of 1934 and the Nasdaq Listing Rules: (i) the Audit Committee, (ii) the Compensation Committee, and (iii) the Nominating and Governance Committee. Mr. Dean Baker was Chairman of the Audit Committee, Mr. Matthew Pfeffer was Chairman of the Compensation Committee, and Mr. Aaron Mendelsohn was Chairman of the Nominating and Governance Committee. During the year ended December 31, 2021, the Board held 22 meetings, the Audit Committee held four meetings, the Compensation Committee held one meeting, and the Nominating and Governance Committee held no meetings . Each of our directors attended at least 75% of the combined Board meetings and meetings of the Board committee(s) of which he or she is a member.

Each of the above committees has a written charter approved by our Board. Copies of each charter are posted on the investor relations section of our website www.secondsight.com. Each of the committees reports to our Board of Directors as such committee deems appropriate and as our Board of Directors may request. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

Audit Committee

The Audit Committee was comprised of Matthew Pfeffer, Gregg Williams, Aaron Mendelsohn, and Dean Baker four non-employee directors, each of whom are “independent” as defined under section 5605(a)(2) of the Nasdaq Listing Rules. Mr. Baker served as chair of the Audit Committee. In addition, the Board has determined that both Mr. Pfeffer and Mr. Williams qualify as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act of 1934, as amended. The Audit Committee’s responsibilities include:

●	overseeing management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

●	overseeing management’s maintenance of internal controls and procedures for financial reporting;

●	overseeing our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

●	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements

●	overseeing the independent auditor’s qualifications and independence;

●	overseeing the performance of the independent auditors, including the annual independent audit of our financial statements;

●	preparing the report required by the rules of the SEC to be included in our Proxy Statement; and

●	discharging such duties and responsibilities as may be required of the Audit Committee by the provisions of applicable law, rule or regulation.

A copy of the charter of the Audit Committee is available on our website at www.secondsight.com (under “Investors – Corporate Governance”).

Compensation Committee

The Compensation Committee consisted of Aaron Mendelsohn, Gregg Williams, Dean Baker and Matthew Pfeffer, four non-employee directors, each of whom we deemed to be “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. The role of the Compensation Committee is, among other responsibilities, to:

●	review annually the Company’s overall compensation strategy, including base salary, incentive compensation and equity based grants, to assure that it promotes stockholder interests and supports the Company’s strategic and tactical objectives;

●	review annually and approve the factors to be considered in determining the compensation of the Chief Executive Officer of the Company and the Company’s other “executive officers;”

●	review, approve and recommend to the Board the annual compensation (base salary, bonus, equity compensation and other benefits) for all of our executives;

●	review, approve and recommend to the Board the aggregate number of equity awards to be granted to employees below the executive level;

●	oversee the Company’s compliance with regulatory requirements associated with compensation matters; and

●	review and issue recommendations on compensation matters disclosure in the Company’s Annual Reports on Form 10-K, proxy statements, information statements, and other documents filed with the SEC.

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

Nominating and Governance Committee

The Nominating and Governance Committee consisted of Alexandra Larson, Aaron Mendelsohn and Gregg Williams, three non-employee directors, each of whom were deemed to be “independent” as defined in section 5605(a)(2) of the Nasdaq Listing Rules. The Nominating and Governance Committee held no meetings during 2021. The role of the Nominating and Governance Committee is to:

●	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;

●	determine the desired skills and attributes of members of the Board, taking into account the needs of the business and listing standards;

●	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;

●	review planning for succession to the position of Chairman of the Board and Chief Executive Officer and other senior management positions;

●	annually recommend to the Board persons to be nominated for election as directors;

●	recommend to the Board the members of all standing Committees;

●	adopt or develop for Board consideration corporate governance principles and policies; and
●	periodically review and report to the Board on the effectiveness of corporate governance procedures and the Board as a governing body.

A copy of the charter of the Nominating and Governance Committee is available on our website www.secondsight.com (under “Investors – Corporate Governance”).

Policy with Regard to Security Holder Recommendations

The Nominating and Governance Committee has a policy with regards to consideration of director candidates recommended by security holders. For the recommendation of a security holder to be considered under this policy, the recommending shareholder or group of shareholders must have held at least three percent of Company’s voting common stock for at least one year as of the date the recommendation was made. For each annual meeting of shareholders, the Nominating and Governance Committee will accept for consideration only one recommendation from any shareholder or affiliated group of shareholders. The Nominating and Governance Committee will also consider the extent to which the shareholder making the nominating recommendation intends to maintain its ownership interest in Company. Any director nominated must represent the interests of all shareholders and not serve for the purpose of favoring or advancing the interests of any particular shareholder group or other constituency. All recommendations submitted by shareholders will be considered in the same manner and under the same process as any other recommendations submitted from other sources.

All shareholder nominating recommendations must be in writing. Submissions must be made by mail, courier or personal delivery, addressed to the Nominating and Governance Committee care of Company’s corporate secretary at Company’s principal offices. Recommendations must include certain information regarding the recommending shareholder(s) and the proposed nominee. The recommending shareholder must state whether, in the view of the shareholder, the nominee, if elected, would represent all shareholders and not serve for the purpose of advancing or favoring any particular shareholder or other constituency of Company. The nominating recommendation must be accompanied by the written consent of the proposed nominee to: (a) be considered by the Nominating and Governance Committee and interviewed, and (b) if nominated and elected, to serve as a director.

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

Compensation Committee Interlocks and Insider Participation

During 2021, Messrs. Dean Baker, Gregg Williams, Matthew Pfeffer and Aaron Mendelsohn served on the Compensation Committee. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or the Compensation Committee.

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

Based solely on our review of the reports provided to us or on representations received from our directors and executive officers, we believe that all filing requirements applicable to our executive officers, directors and other persons who beneficially own more than 10% of a registered class of our equity securities were complied with in the year ended December 31, 2021, except that:

(i)	one Form 3 filed by Alexandra Larson in connection with her appointment as director of the Company was not filed on a timely basis;

(ii)	one Form 3 filed by Dean Baker in connection with his appointment as director of the Company was not filed on a timely basis; and

(iii)	one Form 5 filed by Aaron Mendelsohn in connection with a gift of securities to an entity owned by his children was not filed on a timely basis.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers, or “NEOs” during 2021. As a smaller reporting company we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements.

The amounts represented in the “Option Awards” column reflect the aggregate grant date fair value of stock awards and option awards granted, calculated in accordance with ASC Topic 718, disregarding the estimate for forfeitures. The assumptions we used for calculating the grant date fair values are set forth in Note 9 of Notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and do not necessarily equate to the income that will ultimately be realized by the NEOs for such awards.

		Salary	Bonus	Option Awards	Other	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
			(1)	(2)

Scott Dunbar	2021	234,544	66,845	-	-	301,389
Acting Chief Exec Officer	2020	255,299	70,363	16,706	-	342,368

Edward Sedo	2021	155,000	44,175	-	-	199,175
Acting Chief Acct. Officer	2020	151,079	46,500	5,063	-	202,642

Edward Randolph	2021	275,000	91,438	-	-	366,438
Chief Operating Officer	2020	167,496	56,959	-	-	224,455

Jessy Dorn	2021	220,000	62,700	-	-	282,700
VP of Clinical Affairs	2020	233,988	66,000	36,041	-	336,029

1.	Represents the amounts earned and payable as cash bonuses for the indicated year.

2.	Represents the aggregate grant date fair value of stock option awards granted during the years shown as measured pursuant to ASC Topic 718 as stock-based compensation in our consolidated financial statements. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full. The assumptions we used in valuing equity awards are described in Note 9 to our audited consolidated financial statements included in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2021.

Narrative Disclosure to Summary Compensation Table

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR-END

The following table sets forth certain information concerning outstanding unexercised, unvested, and/or unearned equity awards that were held as of December 31, 2021 by our named executive officers. Unless otherwise noted, all awards expire 10 years after the grant date.

	OPTION AWARDS
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)
Jessy Dorn	04/01/2014	656	—		40.00
	03/25/2015	468	—		104.72
	05/15/2015	2,500	—		99.68
	01/14/2016	1,875	—		33.44
	01/21/2016	1,151	—		32.80
	01/18/2017	2,500	—		13.84
	01/02/2018	2,447	53	(1)	16.08
	01/23/2019	2,989	1.111	(1)	6.52
	06/04/2019	5,859	3,516	(1)	5.67
	02/12/2020	4,078	4,821	(1)	5.98

Scott Dunbar	03/01/2012	775	—		40.00
	04/01/2014	937	—		40.00
	09/26/2014	5,305	—		72.00
	03/25/2015	625	—		104.72
	01/21/2016	1,151	—		32.80
	01/18/2017	2,500	—		13.84
	01/02/2018	2,447	53	(1)	16.08
	01/23/2019	2,989	1,111	(1)	6.52
	02/12/2020	1,890	2,235	(1)	5.98

Edward Sedo	09/03/2015	1,250	—		72.08
	01/21/2016	156	—		32.80
	01/18/2017	625	—		13.84
	01/02/2018	458	10	(1)	16.08
	01/23/2019	911	339	(1)	6.52
	02/12/2020	572	678	(1)	5.98

(1)	Vests over a four year term, with equal amounts vesting monthly over 4 years thereafter, subject to continuous employment.

Compensation of Directors

During 2021 our non-employee directors were compensated with an annual retainer of $35,000. These non-employee directors were paid their annual base compensation retainers for serving on the board and committees in cash on the first business day of every quarter. Our non-employee director who serves as Audit Committee chair also receives $18,000 per year for their service as committee chair and non-chair committee members receive $8,000 per year. The retainer for the Compensation Committee chairman is $12,000 per year and the retainer for each other Compensation Committee member is $6,000 per year. The retainer for the Nominating and Governance Committee chairman is $10,000 per year and each other Nominating Committee member is $5,000 per year.

The table below sets forth information concerning compensation for services rendered by our non-employee directors the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Options ($)	Total ($)
Gregg Williams	54,000	-	54,000
Dean Baker	59,000	-	59,000
Alexandra Larson	35,000	-	35,000
Jonathan Will McGuire	35,000	-	35,000
Aaron Mendelsohn	59,000	-	59,000
Matthew Pfeffer	55,000	-	55,000

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table shows information known to us about beneficial ownership of our common stock by:

●	each of our directors;

●	each of our current named executive officers as well as any additional individuals identified as named executive officers in the section of this report titled “Executive Compensation”;

●	all of our directors and executive officers as a group; and

●	each person known by us to beneficially own 5% or more of our common stock.

The column entitled “Percentage Beneficially Owned” is based on a total of 39,409,176 shares of our common stock outstanding as of March 31, 2022.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 31, 2022 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 31, 2022 are considered to be outstanding. These shares, however, are not considered outstanding as of March 31, 2022 when computing the percentage beneficially owned by any other person or entity, except with respect to the percentage ownership of all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned

Gregg Williams (1)	15,946,341	35.1%
Jonathan Will McGuire (2)	22,186	*
Aaron Mendelsohn (3)	10,331	*
Matthew Pfeffer (4)	25,813	*
Alexandra Larson	500	*
Jessy Dorn (5)	27,088	*
Scott Dunbar(6)	21,872	*
Edward Sedo (7)	4,243	*
Edward Randolph	2	*

All current directors and executive officers as a group (9 persons) (8)	16,058,376	35.3%

*	Represents beneficial ownership of less than one percent.

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

2.	Includes 20,469 shares owned by Mr. McGuire and 1,717 shares of common stock issuable to Mr. McGuire upon exercise of warrants.

3.	Includes 10,331 shares of common stock issuable to Mr. Mendelsohn upon exercise of options.

4	Includes 14,785 shares owned by Mr. Pfeffer and 697 shares and 10,331 shares of common stock issuable to Mr. Pfeffer upon exercise of warrants and exercise of options, respectively.

5	Includes 182 shares owned by Ms. Dorn and 26,906 shares of common stock issuable upon exercise of options.

6	Includes 2,383 shares owned by Mr. Dunbar and 935 shares and 18,554 shares of common stock issuable to Mr. Dunbar upon exercise of warrants and exercise of options, respectively.

7	Includes 4,243 shares of common stock issuable upon exercise of options

8	Includes all of the shares described in notes 1 through 7 above and Mr. Randolph’s and Ms. Larson’s shares.

Equity Compensation Plan Information

We currently maintain equity compensation plans that provide for the issuance of our Common Stock to our officers, employees, and certain consultants upon the exercise or vesting of stock options and upon the vesting of restricted stock units. These plans are our:

●The 2003 Equity Incentive Plan, as restated in June 2011 (the “2003 Plan”).

●The Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”).

●2015 Employee Stock Purchase Plan (the “2015 ESPP”).

●Equity Incentive Plan – Restricted Stock Units (the “RSU Plan”).

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

The following table summarizes information about outstanding stock options, restricted stock units, and shares reserved for future issuance as of December 31, 2020 under the Company’s equity incentive plans described above:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2011 Plan(1)	180,603	$15.47	—
2015 ESPP	—	—	77,031
Total	180,603	$15.47	77,031

(1)	All such shares are issuable upon the exercise of outstanding stock options.

The foregoing equity compensation plans have expired and no additional options, warrants, rights or other securities may be granted pursuant to these plans.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed above in the sections titled “Board of Directors and Corporate Governance – Director Compensation” and “Executive Compensation,” we describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, nominees for director, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Agreement and Plan of Merger with Nano Precision Medical, Inc.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022, on February 4, 2022, Second Sight entered into the agreement and plan of merger (the “Merger Agreement”) with Nano Precision Medical, Inc., a California corporation (“NPM”), and, upon and subject to the execution of a joinder, NPM Acquisition Corp., a California corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, NPM will merge with and into Merger Sub (the “Merger”), and upon consummation of the Merger, Merger Sub will cease to exist and NPM will become a wholly-owned subsidiary of the Company. Upon completion of the Merger and subject to shareholder approval, the Company will change its name as the Company and NPM may agree in the future and change its trading symbol as NPM requests in writing following consultation with Nasdaq.

Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, the securities of NPM will be converted into the right to receive an aggregate of approximately 134,349,464 of shares of the Company’s common stock (the “Merger Shares”) representing approximately 77.32% of the total issued and outstanding shares of common stock of the Company on a fully converted basis, including, without limitation, giving effect to the conversion of all options, warrants, and any and all other convertible securities.

The Merger will involve change of control and may be consummated only following the approval of the Company’s shareholders. The Company is obligated to file a Registration Statement on Form S-4 in connection with the Merger to register the Merger Shares.

SAFE

On February 4, 2022, in connection with the Merger, Second Sight and NPM also entered into an agreement (“SAFE”) whereby Second Sight would provide to NPM, pending closing of the Merger, an investment advance of $8 million which, effective upon the termination date of the Merger Agreement without completion of the Merger, will result in NPM’s issuing to Second Sight that number of shares of NPM common stock which following that issuance will equal not less than 2.133% of the issued and outstanding shares of NPM common stock assuming exercise or conversion of all outstanding vested and unvested options, warrants, and convertible securities. In the event NPM completes an equity financing at a lower valuation, Second Sight may be eligible to receive additional shares of NPM common stock as set forth in the SAFE. If the Merger is completed, the SAFE will terminate.

Related Parties in Connection with the Merger and SAFE

Certain of Second Sight’s directors have interests in the Merger that are different from, or in addition to, the interests of Second Sight’s shareholders generally. These interests may present them with actual or potential conflicts of interest.

Common Directorship

Three of the Company’s directors, Gregg Williams, Aaron Mendelsohn, and Dean Baker are also directors of NPM.

Securities Ownership

Three of the Company’s directors, Gregg Williams, Aaron Mendelsohn, and Dean Baker have investments and financial interests in NPM as follows (on an as converted basis):

Name of Director	Ownership of NPM Common Stock

Gregg Williams	31.84%
Dean Baker	0.58%
Aaron Mendelsohn	1.79%

Family Relationship

Our director, Aaron Mendelsohn is the father of Adam Mendelsohn. Adam Mendelsohn, who is a co-founder, chief executive officer, director and principal shareholder of NPM, is expected to become chief executive officer, a director and principal shareholder of Second Sight following the consummation of the Merger.

Special Committee

As a result of the aforementioned actual or potential conflicts of interests, a special committee of the Board, consisting of members having no affiliation with NPM, was created for the purpose of evaluating the proposed Merger and determining whether the Merger Agreement and the proposed Merger are in the best interests of Second Sight and its shareholders. The special committee consists of Will McGuire, Matthew Pfeffer, and Alexandra Larson.

The special committee was empowered to investigate the proposed transaction with NPM, negotiate the terms of the proposed transaction with NPM or elect not to pursue the proposed transaction with NPM and, in the Special Committee’s discretion, explore and evaluate potential alternative transactions. Following multiple consultations with financial and legal advisers, the special committee issued its recommendation for the Board to approve the proposed merger on the terms of the Merger Agreement and the concurrently entered SAFE agreement. Notwithstanding the foregoing, there can be no assurance that the efforts of the special committee in connection with the proposed merger were sufficient, nor can there be an assurance that the special committee was aware of and considered all the relevant facts and circumstances surrounding the proposed merger. The opinion of the special committee was based on then-available information, as of the date of each such opinion and does not reflect any subsequent events. Therefore, there can be no assurance that the terms of the proposed merger are fair and in the best interest of Second Sight despite the opinion of the special committee.

ITEM 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2021 and 2020 by Gumbiner Savett Inc. and BPM LLP:

	December 31,
	2021	2020
Audit Fees(1)	$117,500	$117,500
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	30,045	21,655
Total Fees	$147,545	$139,155

1.	“Audit Fees” are the aggregate fees of Gumbiner Savett Inc. and BPM LLP attributable to professional services rendered to us for the audit of our annual consolidated financial statements and review of quarterly financial information.

2.

“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” Gumbiner Savett Inc. and BPM LLP have not billed us for any Audit-Related Fees for each of the last two fiscal years.

3.	“Tax Fees” consist of fees billed for services rendered for tax compliance, tax advice, and tax planning. Gumbiner Savett Inc. and BPM LLP do not render these services to the Company.

4.	“All Other Fees” consist of fees billed for services other than the services reported in Audit Fees, Audit-Related Fees, and Tax Fees. Gumbiner Savett Inc. and BPM LLP provided services to us in connection with our 2020 Form S-8 and public offering of common stock and our 2021 Form S-3 registration statement and research and consultation on other corporate initiatives.

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.1).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15(d)-14(a) (filed herewith, Exhibit 31.2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2022	Second Sight Medical Products, Inc.

/s/ Edward Sedo
Edward Sedo
Acting Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Scott Dunbar	Acting Chief Executive Officer	May 2, 2022
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Principal Financial and Accounting Officer	May 2, 2022
Edward Sedo	(Principal Financial and Accounting Officer)

/s/ Gregg Williams*	Chairman of the Board	May 2, 2022
Gregg Williams

/s/ Dean Baker*	Director	May 2, 2022
Dean Baker

/s/ Alexandra Larson*	Director	May 2, 2022
Alexandra Larson

/s/ Jonathan Will McGuire*	Director	May 2, 2022
Jonathan Will McGuire

/s/ Aaron Mendelsohn*	Director	May 2, 2022
Aaron Mendelsohn

/s/ Matthew Pfeffer*	Director	May 2, 2022
Matthew Pfeffer

*By:	/s/ Scott Dunbar
Scott Dunbar
Attorney-in-Fact