Form 10-Q
period 2022-03-31
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2022-05-16
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐   No ☒

As of May 10, 2022, the registrant had 39,409,176 shares of common stock, no par value per share and 7,680,938 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$59,599	$69,593
Prepaid expenses and other current assets	618	914
Total current assets	60,217	70,507
Property and equipment, net	119	117
SAFE (see Note 1)	8,000	—
Right-of-use assets	184	228
Deposits and other assets	18	27
Total assets	$68,538	$70,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$744	$519
Accrued expenses	715	548
Accrued compensation expense	462	748
Accrued clinical trial expenses	219	462
Current operating lease liabilities	199	185
Total current liabilities	2,385	2,462
Long term operating lease liabilities	—	52
Total liabilities	2,385	2,514
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 39,409 as of March 31, 2022 and December 31, 2021	347,940	347,940
Additional paid-in capital	49,402	49,389
Accumulated other comprehensive loss	(392)	(379)
Accumulated deficit	(330,797)	(328,585)
Total stockholders’ equity	66,153	68,365
Total liabilities and stockholders’ equity	$68,538	$70,879

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net of grants	645	334
Clinical and regulatory, net of grants	105	37
General and administrative	1,466	2,472
Total operating expenses	2,216	2,843

Loss from operations	(2,216)	(2,843)
Interest income	4	—

Net loss	$(2,212)	$(2,843)

Net loss per common share – basic and diluted	$(0.06)	$(0.12)

Weighted average common shares outstanding – basic and diluted	39,409	23,537

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(2,212)	$(2,843)

Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	36
Comprehensive loss	$(2,225)	$(2,807)

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	23,214	$270,126	$49,314	$(448)	$(319,664)	$(672)
Issuance of shares of common stock in underwritten public offering	4,650	24,451	—	—	—	24,451
Warrants exercised	44	15	—	—	—	15
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,843)	(2,843)
Foreign currency translation adjustment	—	—	—	36	—	36
Balance, March 31, 2021	27,908	$294,592	$49,333	$(412)	$(322,507)	$21,006

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	39,409	$347,940	$49,389	$(379)	$(328,585)	$68,365
Stock-based compensation expense	—	—	13	—	—	13
Net loss	—	—	—	—	(2,212)	(2,212)
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Balance, March 31, 2022	39,409	$347,940	$49,402	$(392)	$(330,797)	$66,153

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,212)	$(2,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16	20
Stock-based compensation	13	19
Non-cash lease expense	6	16
Changes in operating assets and liabilities:
Prepaid expenses and other assets	305	332
Accounts payable	221	1,158
Accrued expenses	159	345
Accrued compensation expenses	(239)	26
Accrued clinical trial expenses	(244)	149
Net cash used in operating activities	(1,975)	(778)
Cash flows from investing activities:
SAFE (see Note 1)	(8,000)	—
Purchases of property and equipment	(18)	—
Net cash used in investing activities	(8,018)	—
Cash flows from financing activities:
Net proceeds from sale of common stock and exercise of warrants	—	24,466
Net cash provided by financing activities	—	24,466
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Cash and cash equivalents:
Net increase (decrease)	(9,994)	23,685
Balance at beginning of period	69,593	3,177
Balance at end of period	$59,599	$26,682

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

Agreement and Plan of Merger with Nano Precision Medical, Inc.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022, on February 4, 2022, Second Sight entered into the agreement and plan of merger (the “Merger Agreement”) with Nano Precision Medical, Inc., a California corporation (“NPM”), and, upon and subject to the execution of a joinder, NPM Acquisition Corp., a California corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, NPM will merge with and into Merger Sub (the “Merger”), and upon consummation of the Merger, Merger Sub will cease to exist and NPM will become a wholly-owned subsidiary of the Company. Upon completion of the Merger and subject to shareholder approval, the Company will change its name as the Company and NPM may agree in the future and change its trading symbol as NPM requests in writing following consultation with Nasdaq. Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, the securities of NPM will be converted into the right to receive an aggregate of approximately 134,349,464 shares of the Company’s common stock (the “Merger Shares”) representing approximately 77.32% of the total issued and outstanding shares of common stock of the Company on a fully converted basis, including, without limitation, giving effect to the conversion of all options, warrants, and any and all other convertible securities. The Merger will involve change of control and may be consummated only following the approval of the Company’s shareholders. The Company filed a Registration Statement on Form S-4 on May 13, 2022 in connection with the Merger to register the Merger Shares.

SAFE Agreement

On February 4, 2022, in connection with the Merger, Second Sight and NPM also entered into a Simple Agreement for Future Equity (“SAFE”) whereby Second Sight would provide to NPM, pending closing of the Merger, an investment advance of $8 million which, effective upon the termination date of the Merger Agreement without completion of the Merger, will result in NPM’s issuing to Second Sight that number of shares of NPM common stock which following that issuance will equal not less than 2.133% of the issued and outstanding shares of NPM common stock assuming exercise or conversion of all outstanding vested and unvested options, warrants, and convertible securities. In the event NPM completes an equity financing at a lower valuation, Second Sight may be eligible to receive additional shares of NPM common stock as set forth in the SAFE. If the Merger is completed, the SAFE will terminate. The SAFE is classified as a marked-to-market asset pursuant to ASC 480, Distinguishing Liabilities from Equity, due to the potential variability at the time of share settlement. The carrying value of the SAFE as of March 31, 2022 was determined to approximate fair value due to proximity to the issuance date and current probability of a successful merger.

Product and Clinical Development Plans

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting an Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March 2020 due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36-month results, all of which were measured after the study resumed, indicate to us that:

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of March 31, 2022. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented. We have closed our foreign operations and expect final dissolution of this entity in 2023.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. An Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor College of Medicine. Regularly scheduled visits at both sites were placed on hold in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36-month results an indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

COVID-19 Pandemic

We are requiring our employees to adhere to the local and state guidelines regarding the COVID-19 pandemic, and use their best judgement to work remotely or work in the office. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials were paused, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets, and may result in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. See the Risk Factors section for further discussion of the possible impact of the COVID-19 pandemic on our business.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. We have funded our business since 2020 primarily through the following transactions:

●	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million

●	On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of March 31, 2022 we recorded $0.2 million of grant costs receivable, included in prepaid expenses and other current assets.

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

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2021, contained in our Annual Report on Form 10-K filed with the SEC on March 29, 2022. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Significant Accounting Policies

On March 31, 2020, due to the COVID-19 pandemic and related inability to secure additional funding, we laid off the majority of our employees and reduced our operating expenses significantly to allow for our continuing business operations.  We continue to advance the development of our Orion technology and are exploring various strategic options for this technology.

Our significant accounting policies are set forth in Note 2 of the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 include gross assets amounting to $0.1 million and $0.1 million, respectively, relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2022 (unaudited):
Money market funds	$59,461	$59,461	$—	$—
December 31, 2021:
Money market funds	$69,487	$69,487	$—	$—

5. Selected Balance Sheet Detail

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$584	$584
Computer hardware and software	100	82
	684	666
Accumulated depreciation and amortization	(565)	(549)
Property and equipment, net	$119	$117

Contract Liabilities

Contract liabilities which are included in accrued expenses consisted of the following (in thousands):

Beginning balance as of December 31, 2021	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of March 31, 2022	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the period ended March 31, 2022 is presented below:

Beginning balance as of December 31, 2021	$50
Additions	—
Settlements	—
Adjustments and other	—
Ending balance as of March 31, 2022	$50

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

On January 22, 2021, we entered into a lease agreement, effective February 1, 2021, to sub-lease office space to replace our existing headquarters.  We will pay $17,000 per month, increasing to $17,500 per month on February 1, 2022, plus operating expenses, to lease 17,290 square feet of office space at 13170 Telfair Avenue, Sylmar CA 91342.  Additionally, we received full rent abatement for March 2021, and half rent abatement for March 2022. The sub-lease is for two years and two months. We nor any affiliates are related to, or otherwise have any other relationship with, the other parties, other than the lease.

Assets	Classification	March 31, 2022	December 31, 2021
Non-current assets	Right-of-use assets	$184	$228
Liabilities
Current	Current operating lease liabilities	$199	$185
Long term	Long term operating lease liabilities	$—	$52

The components of lease expense for the three months ended March 31, 2022 and 2021 were as follows (unaudited):

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Lease expense:
Operating lease expense	$49	$22
Short-term lease expense	—	—
Total lease expense	$49	$22

Cash paid for lease amounts included in the measurement of lease liabilities amounted to $43,000 and $17,000, respectively, during the three months ended March 31, 2022 and 2021.

6. Equity Securities

Potentially Dilutive Common Stock Equivalents

As of March 31, 2022 and 2021, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	March 31,
	2022	2021
Common stock warrants issued to underwriter	10	10
Common stock warrants issued in rights offerings	7,681	7,682
Common stock options	180	182
	7,871	7,874

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

As a component of the funding underwriting fee of our May 5, 2020 public underwriting offer, we granted 375,000 warrants at an exercise price of $1.25 which expire on May 5, 2025. At March 31, 2022, 10,125 of the warrants are still outstanding.

A summary of warrants activity for the three months ended March 31, 2022 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2021	7,691	$11.75	2.21
Issued	—
Exercised	—
Forfeited or expired	—
Warrants outstanding as of March 31, 2022	7,691	$11.75	1.96
Warrants exercisable as of March 31, 2022	7,691	$11.75	1.96

The warrants outstanding as of March 31, 2022 had $2,000 in intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the three months ended March 31, 2022 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2021	182	$15.68	6.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(2)	$40.00
Options outstanding as of March 31, 2022	180	$15.47	6.40
Options exercisable as of March 31, 2022	151	$17.76	6.11

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2022 was $5,000. As of March 31, 2022, there was $0.1 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 0.86 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At March 31, 2022 the available number of shares that may be issued under the plan is 77,031.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	5	5
Clinical and regulatory	3	9
General and administrative	5	5
Total	$13	$19

9. Risk and Uncertainties

COVID-19 has directly and indirectly adversely affected Second Sight and will likely continue to do so for an uncertain period of time. We are asking our employees to adhere to local and state guidelines regarding the COVID-19 pandemic and use their best judgement to work remotely or work in the office. While many of our employees are accustomed to working remotely, much of our workforce has not historically been remote. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance becomes available, restricting the ability to do business in person may create operational or other challenges, any of which could harm our business, financial condition and results of operations.

In addition, our clinical trials have been affected by the COVID-19 outbreak. Patient visits in ongoing clinical trials were paused, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. Also, some of our suppliers of certain materials used in the development of our product candidates are located in areas impacted by COVID-19 which could limit our ability to obtain sufficient materials for our product candidates. COVID-19 has and will continue to adversely affect global economies and financial markets and may result in an economic downturn that could affect demand for our product candidates, if approved, and impact our operating results. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the continued global economic impact of the pandemic. We cannot anticipate all of the ways in which health epidemics such as COVID-19 could adversely impact our business. Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.

10. Litigation, Claims and Assessments

Three oppositions filed by Pixium Vision SA (“Pixium”) are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited 2021 financial statements and related notes included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches, our financing plans and future capital requirements, and statements regarding the anticipated or projected impact of our merger with NPM (as defined below), if and when occurs, on our business, results of operations, financial condition or prospects, the materially adverse impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

Leveraging our 20 years of experience in neuromodulation for vision, we are developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting an Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”). Regularly scheduled visits at both sites were paused in mid-March 2020 due to the coronavirus outbreak, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36-month results, all of which were measured after the study resumed, indicate to us that:

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. An Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor College of Medicine. Regularly scheduled visits at both sites were placed on hold in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36 month results an indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants, as well as from the issuance of convertible debt, research and clinical grants, and limited product revenue generated from the sale of our Argus II product. We have funded our business since 2020 primarily through the following transactions:

●	On June 25, 2021, we closed an underwritten public offering of 11,500,000 shares of common stock at a price of $5.00 per share for aggregate net proceeds of $53.3 million

●	On March 23, 2021, we closed our private placement to seven institutional investors of 4,650,000 shares of common stock at a price of $6.00 per share for aggregate net proceeds of approximately $24.5 million

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021. As of March 31, 2022 we recorded $0.2 million of grant costs receivable, included in prepaid expenses and other current assets.

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

Merger Agreement

As discussed in the Notes to Condensed Consolidated Financial Statements of the Company, on February 4, 2022, the Company entered the Merger Agreement. On May 13, 2022, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the contemplated Merger. We encourage you to review the Registration Statement for more information about the contemplated Merger.

Safe Agreement

On February 4, 2022 and in connection with the Merger discussed in Note 1, NPM and SSMP entered into an agreement (“SAFE”) whereby SSMP would provide to NPM pending closing of the Merger an investment advance of $8 million, which effective upon the termination date of the Merger Agreement without completion of the Merger, will result in NPM’s issuing to SSMP that number of shares of NPM Capital Stock which following that issuance will equal not less than 2.133% of the issued and outstanding shares of NPM capital stock assuming exercise or conversion of all outstanding vested and unvested options, warrants, and convertible securities.

In the event NPM completes an equity financing within one year from the date of termination of the merger at a lower valuation, SSMP may be eligible to receive additional shares of NPM capital stock as set forth in the SAFE. If the Merger is completed, the SAFE will terminate. The SAFE is classified as a marked-to-market asset pursuant to ASC 480, Distinguishing Liabilities from Equity, due to the potential variability at the time of share settlement. The carrying value of the SAFE as of March 31, 2022 was determined to approximate fair value due to proximity to the issuance date and current probability of a successful merger.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) and the requirements of the United States Securities and Exchange Commission require management to make estimates, assumptions and judgments that affect the amounts, liabilities, revenue and expenses reported in the financial statements and the notes to the financial statements. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. A summary of our critical accounting policies is presented in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

There have been no other material changes to our critical accounting policies during the three months ended March 31, 2022.

Results of Operations

Operating Expenses. We generally recognize our operating expenses as incurred in three general operational categories: research and development, clinical and regulatory and general and administrative. Our operating expenses also include a non-cash component related to the amortization of stock-based compensation for research and development, clinical and regulatory and general and administrative personnel. We have received grants from institutions or agencies, such as the National Institutes of Health, to help fund the some of the cost of our development efforts. We have recorded the amount of funding received from these grants as reductions to operating expenses.

●	Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. Due to the recent downsizing of our business, we are currently evaluating the path forward for our research and development activities for Orion, including the potential for collaboration with 3rd parties and/or outsourcing the engineering work for Orion.

●	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies offset by grant revenue received in support of specific clinical research products. We expect clinical and regulatory expenses to be lower in the short-run as we have closed our clinical study activities related to Argus II. In the long-run, we expect clinical and regulatory expenses to increase if and when we conduct a larger clinical study of Orion.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent.

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and development expense. Research and development expense increased by $0.3 million, or 93%, to $0.6 million in the first quarter of 2022 from $0.3 million in the first quarter of 2021. The costs increased due to increased use of outside services as we restart our curtailed activity.

Clinical and regulatory expense. Clinical and regulatory expense increased $68,000, or 184%, to $105,000 in the first quarter of 2022 from $37,000 in the first quarter of 2021. This increase is attributable to increased costs associated with outside services primarily from patient studies.

General and administrative expense. General and administrative expense decreased $1.0 million, or 41%, to $1.5 million in the first quarter of 2022 from $2.5 million in the same period of 2021. This decrease is attributable to increased legal costs and termination fee associated with our termination of the MOU which occurred in the first quarter of 2021.

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

Cash and cash equivalents decreased by $10.0 million from $69.6 million as of December 31, 2021 to $59.6 million as of March 31, 2022. Working capital was $57.8 million as of March 31, 2022, as compared to $68.0 million as of December 31, 2021, a decrease of $10.2 million primarily as a result of the finding of the SAFE agreement. We use our cash and cash equivalents and working capital to fund our operating activities.

Material Cash Requirements for Known Contractual and Other Obligations

The Merger Agreement provides for the aggregate amount of cash, cash equivalents, and marketable securities of the Company being not less than $64 million less the amount of any advances made to NPM for working capital, in order to consummate the Merger. To date, the Company made an investment advance to NPM in the amount of $8 million under the SAFE, thereby having decreased the available cash requirement of the Merger Agreement to $56 million. The Company currently anticipates that it will be able to satisfy the available cash requirement of the Merger Agreement.

Cash Flows from Operating Activities

During the first three months of 2022, we used $2.0 million of cash in operating activities, consisting primarily of a net loss of $2.2 million offset by a net change in operating assets and liabilities of $0.2 million. During the first three months of 2021, we used $0.8 million of cash in operating activities, consisting primarily of a net loss of $2.8 million, offset by non-cash charges which provided cash of $0.1 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets offset by a net change in operating assets and liabilities of $1.9 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first three months of 2022 was $8,018,000 and was zero in the first three months of 2021. The $18,000 was used for the purchase of property and equipment and $8.0 million was used for our SAFE agreement.

Cash Flows from Financing Activities

Financing activities provided zero cash in the first three months of 2022. Financing activities provided $24.5 million of cash in the first three months of 2021 from the sale of common stock.

Off-Balance Sheet Arrangements

At March 31, 2022, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2022, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Acting Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2022, based on the evaluation of these disclosure controls and procedures, our CEO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

Three oppositions filed by Pixium Vision SA (“Pixium”) are pending in the European Patent Office, each challenging the validity of a European patent owned by us. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

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

There have been no material changes from the risk factors previously disclosed in the Company’s 2021 Annual Report on Form 10-K, filed with the SEC on March 29, 2022. For risk factors concomitant to the Merger, please review the Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated February 4, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

10.1	SAFE Agreement dated February 4, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Scott Dunbar	Acting Chief Executive Officer and Director	May 16, 2022
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	May 16, 2022
Edward Sedo	(Principal Financial and Accounting Officer)