Form 10-Q
period 2022-06-30
SECOND SIGHT MEDICAL PRODUCTS INC
filed 2022-08-12
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐   No ☒

As of August 8, 2022, the registrant had 39,409,176 shares of common stock, no par value per share and 7,680,938 warrants, outstanding.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

FORM 10-Q

Part I. Financial Statements

Item 1. Financial Statements

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$56,377	$69,593
Prepaid expenses and other current assets	1,012	914
Total current assets	57,389	70,507
Property and equipment, net	103	117
SAFE (see Note 1)	8,000	—
Right-of-use assets	140	228
Deposits and other assets	17	27
Total assets	$65,649	$70,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$966	$519
Accrued expenses	796	548
Accrued compensation expense	678	748
Accrued clinical trial expenses	—	462
Current operating lease liabilities	151	185
Total current liabilities	2,591	2,462
Long term operating lease liabilities	—	52
Total liabilities	2,591	2,514
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 39,409 as of June 30, 2022 and December 31, 2021	347,940	347,940
Additional paid-in capital	49,415	49,389
Accumulated other comprehensive loss	(424)	(379)
Accumulated deficit	(333,873)	(328,585)
Total stockholders’ equity	63,058	68,365
Total liabilities and stockholders’ equity	$65,649	$70,879

See accompanying notes.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development, net of grants	$843	$695	$1,488	$1,029
Clinical and regulatory, net of grants	161	263	266	300
General and administrative	2,125	1,338	3,591	3,810
Total operating expenses	3,129	2,296	5,345	5,139

Loss from operations	(3,129)	(2,296)	(5,345)	(5,139)
Other income (expense), net	53	2	57	2

Net loss	$(3,076)	$(2,294)	$(5,288)	$(5,137)

Net loss per common share – basic and diluted	$(0.08)	$(0.08)	$(0.13)	$(0.20)

Weighted average common shares outstanding – basic and diluted	39,409	28,667	39,409	26,117

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(3,076)	$(2,294)	$(5,288)	$(5,137)

Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	25	(45)	61
Comprehensive loss	$(3,108)	$(2,269)	$(5,333)	$(5,076)

See accompanying notes to the condensed consolidated financial statements.

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2020	23,214	$270,126	$49,314	$(448)	$(319,664)	$(672)
Issuance of shares of common stock in connection with private placement	4,650	24,451	—	—	—	24,451
Warrants exercised	44	15	—	—	—	15
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,843)	(2,843)
Foreign currency translation adjustment	—	—	—	36	—	36
Balance, March 31, 2021	27,908	$294,592	$49,333	$(412)	$(322,507)	$21,006
Issuance of shares of common stock in underwritten public offering	11,500	53,338	—	—	—	53,338
Warrants exercised	1	10	—	—	—	10
Stock-based compensation expense	—	—	19	—	—	19
Net loss	—	—	—	—	(2,294)	(2,294)
Foreign currency translation adjustment	—	—	—	25	—	25
Balance, June 30, 2021	39,409	$347,940	$49,352	$(387)	$(324,801)	$72,104

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2021	39,409	$347,940	$49,389	$(379)	$(328,585)	$68,365
Stock-based compensation expense	—	—	13	—	—	13
Net loss	—	—	—	—	(2,212)	(2,212)
Foreign currency translation adjustment	—	—	—	(13)	—	(13)
Balance, March 31, 2022	39,409	$347,940	$49,402	$(392)	$(330,797)	$66,153
Stock-based compensation expense	—	—	13	—	—	13
Net loss	—	—	—	—	(3,076)	(3,076)
Foreign currency translation adjustment	—	—	—	(32)	—	(32
Balance, June 30, 2022	39,409	$347,940	$49,415	$(424)	$(333,873)	$63,058

SECOND SIGHT MEDICAL PRODUCTS, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,288)	$(5,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	39
Stock-based compensation	26	38
Non-cash lease expense	2	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(87)	(515)
Accounts payable	433	169
Accrued expenses	218	327
Accrued compensation expenses	(70)	234
Accrued clinical trial expenses	(462)	(131)
Net cash used in operating activities	(5,197)	(4,963)
Cash flows from investing activities:
SAFE (see Note 1)	(8,000)	—
Purchases of property and equipment	(18)	—
Net cash used in investing activities	(8,018)	—
Cash flows from financing activities:
Net proceeds from sale of common stock and exercise of warrants	—	77,814
Repayment of debt	—	(2,200)
Net cash provided by financing activities	—	75,614
Effect of exchange rate changes on cash and cash equivalents	(1)	17
Cash and cash equivalents:
Net increase (decrease)	(13,216)	70,668
Balance at beginning of period	69,593	3,177
Balance at end of period	$56,377	$73,845

Supplemental disclosures of cash flow information:
Cash paid during the period ended for:
Interest	$—	$135

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

Agreement and Plan of Merger with Nano Precision Medical, Inc.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022, on February 4, 2022, Second Sight entered into the agreement and plan of merger (the “Merger Agreement”) with Nano Precision Medical, Inc., a California corporation (“NPM”), and, upon and subject to the execution of a joinder, NPM Acquisition Corp., a California corporation and a wholly-owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, NPM will merge with and into Merger Sub (the “Merger”), and upon consummation of the Merger, Merger Sub will cease to exist and NPM will become a wholly-owned subsidiary of the Company. Upon completion of the Merger and subject to shareholder approval, the Company will change its name as the Company and NPM may agree in the future and change its trading symbol as NPM requests in writing following consultation with Nasdaq. Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, the securities of NPM will be converted into the right to receive an aggregate of approximately 134,349,464 shares of the Company’s common stock (the “Merger Shares”) representing approximately 77.32% of the total issued and outstanding shares of common stock of the Company on a fully converted basis, including, without limitation, giving effect to the conversion of all options, warrants, and any and all other convertible securities. The Merger will involve change of control and may be consummated only following the approval of the Company’s shareholders. The Company filed a Registration Statement on Form S-4 on May 13, 2022, as amended, in connection with the Merger to register the Merger Shares, which registration statement is currently effective. The Company’s shareholders approved the Merger on July 27, 2022.

SAFE Agreement

On February 4, 2022, in connection with the Merger, Second Sight and NPM also entered into a Simple Agreement for Future Equity (“SAFE”) whereby Second Sight would provide to NPM, pending closing of the Merger, an investment advance of $8 million which, effective upon the termination date of the Merger Agreement without completion of the Merger, will result in NPM’s issuing to Second Sight that number of shares of NPM common stock which following that issuance will equal not less than 2.133% of the issued and outstanding shares of NPM common stock assuming exercise or conversion of all outstanding vested and unvested options, warrants, and convertible securities. In the event NPM completes an equity financing at a lower valuation, Second Sight may be eligible to receive additional shares of NPM common stock as set forth in the SAFE. If the Merger is completed, the SAFE will terminate. The SAFE is classified as a marked-to-market asset pursuant to ASC 480, Distinguishing Liabilities from Equity, due to the potential variability at the time of share settlement. The carrying value of the SAFE as of June 30, 2022 was determined to approximate fair value due to proximity to the issuance date and the significant probability of a successful merger.

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

In 2007, Second Sight formed Second Sight Medical Products (Switzerland) Sàrl, initially to manage clinical trials and sales and marketing in Europe, the Middle East and Asia-Pacific, and more recently for the research of future technologies. As the laws of Switzerland require at least two corporate stockholders, Second Sight Medical Products (Switzerland) Sàrl is 99.5% owned directly by us and 0.5% owned by an executive of Second Sight as of June 30, 2022. Accordingly, Second Sight Medical Products (Switzerland) Sàrl is considered 100% owned for financial statement purposes and is consolidated with Second Sight for all periods presented. We have closed our foreign operations and expect final dissolution of this entity in 2023.

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

Our objective in designing and developing the Orion visual prosthesis system is to bypass the optic nerve and directly stimulate the part of the brain responsible for human vision. An Early Feasibility Study of the Orion device is currently underway at UCLA and Baylor College of Medicine. Regularly scheduled visits at both sites were placed on hold in mid-March due to Covid-19, however visits at UCLA resumed mid-September 2020 and Baylor resumed in December 2020. Our 36-month results indicate a good safety profile with encouraging efficacy data and benefits in helping subjects perform their daily living tasks. We believe these data are encouraging and support advancement of Orion into a larger pivotal clinical study. Early promising results are not necessarily indicative of results which may be obtained in large clinical trials. No assurance can be given that we will achieve similar results in our larger Orion clinical trials. No peer-reviewed data is available yet for the Orion system.

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

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021 and our third year grant of $1.4 million was approved on May 12, 2021 and the fourth year grant of $1.1 million was approved on July 18, 2022.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 include gross assets amounting to $0.1 million and $0.1 million, respectively, relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2022 (unaudited):
Money market funds	$56,338	$56,338	$—	$—
December 31, 2021:
Money market funds	$69,487	$69,487	$—	$—

5. Selected Balance Sheet Detail

Property and equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$584	$584
Computer hardware and software	100	82
	684	666
Accumulated depreciation and amortization	(581)	(549)
Property and equipment, net	$103	$117

Contract Liabilities

Contract liabilities which are included in accrued expenses consisted of the following (in thousands):

Beginning balance as of December 31, 2021	$335
Consideration received in advance of revenue recognition	—
Revenue recognized	—
Ending balance as of June 30, 2022	$335

Product Warranties

A summary of activity of our warranty liabilities, which are included in accrued expenses, for the six month period ended June 30, 2022 is presented below:

Beginning balance as of December 31, 2021	$50
Additions	—
Settlements	—
Adjustments and other	—
Ending balance as of June 30, 2022	$50

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

Assets	Classification	June 30, 2022	December 31, 2021
Non-current assets	Right-of-use assets	$140	$228
Liabilities
Current	Current operating lease liabilities	$151	$185
Long term	Long term operating lease liabilities	$—	$52

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$49	$51	92	68

Rent expense, including common area maintenance charges, was $49,000 and $27,000 and $98,000 and $49,000 during the three and six-month periods ended June 30, 2022 and 2021, respectively.

6. Equity Securities

Potentially Dilutive Common Stock Equivalents

As of June 30, 2022 and 2021, we excluded the potentially dilutive securities summarized below, which entitle the holders thereof to potentially acquire shares of common stock, from our calculations of net loss per share and weighted average common shares outstanding, as their effect would have been anti-dilutive (in thousands).

	June 30,
	2022	2021
Common stock warrants issued to underwriter	10	10
Common stock warrants issued in rights offerings	7,681	7,681
Common stock options	180	182
	7,871	7,873

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

As a component of the funding underwriting fee of our May 5, 2020 public underwriting offer, we granted 375,000 warrants at an exercise price of $1.25 which expire on May 5, 2025. At June 30, 2022, 10,125 of the warrants are still outstanding.

A summary of warrants activity for the six months ended June 30, 2022 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2021	7,691	$11.75	2.21
Issued	—	—	—
Exercised	—
Forfeited or expired	—
Warrants outstanding as of June 30, 2022	7,691	$11.75	1.71
Warrants exercisable as of June 30, 2022	7,691	$11.75	1.71

The warrants outstanding as of June 30, 2022 had $8,000 in intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity under our 2011 Equity Incentive Plan (“2011 Plan”) for the six months ended June 30, 2022 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2021	182	$15.68	6.59
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(2)	$40.00
Options outstanding, vested and expected to vest as of June 30, 2022	180	$15.47	6.15
Options exercisable as of June 30, 2022	155	$17.39	5.91

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2022 was $25,000. As of June 30, 2022, there was $0.1 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 0.75 years.

We adopted an employee stock purchase plan in June 2015 for all eligible employees. At June 30, 2022 the available number of shares that may be issued under the plan is 77,031.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$5	$5	$10	$10
Clinical and regulatory	3	9	6	18
General and administrative	5	5	10	10
Total	$13	$19	$26	$38

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claims damages of approximately €5.1 million or about $5.2 million at current exchange rates. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

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

10. Subsequent Events

The 2022 Annual Meeting of Shareholders of Second Sight Medical Products Inc. was held on July 27, 2022. Holders of 27,621,649 shares of Second Sight’s common stock were represented at the meeting in person or by proxy, constituting a quorum. A proposal to approve the transactions contemplated by the Agreement and Plan of Merger, dated February 4, 2022, by and between the Company and Nano Precision Medical, Inc., a California corporation (“NPM”), pursuant to which NPM will merge with and into NPM Acquisition Corp., a California corporation and a wholly-owned subsidiary of the Company, with NPM surviving as a wholly-owned subsidiary of the Company was approved.

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

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. Our second year grant of $1.4 million was approved on April 6, 2021, our third year grant of $1.4 million was approved on May 12, 2021 and our fourth year grant of $1.1 million was approved on July 18, 2022.

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

Merger Agreement

As discussed in the Notes to Condensed Consolidated Financial Statements of the Company, on February 4, 2022, the Company entered the Merger Agreement. On May 13, 2022, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the contemplated Merger, which is currently effective. Shareholders of the Company approved the Merger on July 27, 2022 and the merger is anticipated to be completed in August 2022. We encourage you to review the final proxy statement/prospectus filed with the SEC on June 24, 2022 for more information about the contemplated Merger.

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

In the event NPM completes an equity financing within one year from the date of termination of the merger at a lower valuation, SSMP may be eligible to receive additional shares of NPM capital stock as set forth in the SAFE. If the Merger is completed, the SAFE will terminate. The SAFE is classified as a marked-to-market asset pursuant to ASC 480, Distinguishing Liabilities from Equity, due to the potential variability at the time of share settlement. The carrying value of the SAFE as of June 30, 2022 was determined to approximate fair value due to proximity to the issuance date and current probability of a successful merger.

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

There have been no other material changes to our critical accounting policies during the six months ended June 30, 2022.

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

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and development expense. Research and development expense increased by $0.1 million, or 21%, to $0.8 million in the second quarter of 2022 from $0.7 million in the second quarter of 2021. The costs increased due to increased use of outside services and additional salaries as we restart our curtailed activity.

Clinical and regulatory expense. Clinical and regulatory expense decreased $0.1 million, or 39%, to $0.2 million in the second quarter of 2022 from $0.3 million in the second quarter of 2021. This decrease is attributable to decreased costs associated with outside services primarily from patient studies.

General and administrative expense. General and administrative expense increased $0.8 million, or 59%, to $2.1 million in the second quarter of 2022 from $1.3 million in the same period of 2021. This increase is attributable to increased legal costs associated with the current merger agreement.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and development expense. Research and development expense increased by $0.5 million, or 45%, to $1.5 million in the first six months of 2022 from $1.0 million in the same period of 2021. The costs increased due to increased use of outside services and increased salaries as we restart our curtailed activity.

Clinical and regulatory expense. Clinical and regulatory expense decreased $34,000, or 11%, to $266,000 in the first six months of 2022 from $300,000 in the same period of 2021. This decrease is attributable to decreased costs associated with outside services primarily from patient studies.

General and administrative expense. General and administrative expense decreased $0.2 million, or 6%, to $3.6 million in the first six months of 2022 from $3.8 million in the same period of 2021. This decrease is attributable to the termination fee associated with our termination of the MOU which occurred in the first six months of 2021 partially offset by increased legal costs associated with the current merger agreement.

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

Cash and cash equivalents decreased by $13.2 million from $69.6 million as of December 31, 2021 to $56.4 million as of June 30, 2022. Working capital was $54.8 million as of June 30, 2022, as compared to $68.0 million as of December 31, 2021, a decrease of $13.2 million primarily as a result of the funding of the SAFE agreement and the current period operating loss. We use our cash and cash equivalents and working capital to fund our operating activities.

Material Cash Requirements for Known Contractual and Other Obligations

The Merger Agreement as amended provides for the aggregate amount of cash, cash equivalents, and marketable securities of the Company being not less than $63 million less the amount of any advances made to NPM for working capital, in order to consummate the Merger. To date, the Company made an investment advance to NPM in the amount of $8 million under the SAFE, thereby having decreased the available cash requirement of the Merger Agreement to $55 million. The Company currently anticipates that it will be able to satisfy the available cash requirement of the Merger Agreement.

Cash Flows from Operating Activities

During the first six months of 2022, we used $5.2 million of cash in operating activities, consisting primarily of a net loss of $5.3 million offset by a net change in operating assets and liabilities of $0.1 million. During the first six months of 2021, we used $4.9 million of cash in operating activities, consisting primarily of a net loss of $5.1 million, offset by non-cash charges which provided cash of $0.1 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets offset by a net change in operating assets and liabilities of $0.1 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first six months of 2022 was $8,018,000 and was zero in the first six months of 2021. The $18,000 was used for the purchase of property and equipment and $8.0 million was used for our SAFE agreement.

Cash Flows from Financing Activities

Financing activities provided zero cash in the first six months of 2022. Financing activities provided $75.6 million of cash in the first six months of 2021 $77.8 million from the sale of common stock offset by $2.2 million for repayment of debt.

Off-Balance Sheet Arrangements

At June 30, 2022, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2022, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Acting Chief Executive Officer (“CEO”) and our Acting Chief Accounting Officer (“CAO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2022, based on the evaluation of these disclosure controls and procedures, our CEO and CAO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our reductions in operating activities, reductions in staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.2 million at current exchange rates. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated February 4, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

2.2	Waiver of Available Cash Requirement to the Merger Agreement dated June 15, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).

31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Scott Dunbar	Acting Chief Executive Officer	August 11, 2022
Scott Dunbar	(Principal Executive Officer)

/s/ Edward Sedo	Acting Chief Accounting Officer	August 11, 2022
Edward Sedo	(Principal Financial and Accounting Officer)