Form 10-Q
period 2022-09-30
Vivani Medical, Inc.
filed 2022-11-14
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36747

Vivani Medical, Inc.

(Exact name of Registrant as specified in its charter)

California	02-0692322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 280 Emeryville, CA 94608

(Address of principal executive offices, including zip code)

(818) 833-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VANI	NASDAQ
Warrants	VANIW

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

Yes ☐   No ☒

As of November 11, 2022, the registrant had 50,735,770 shares of common stock, no par value per share and 7,680,938 warrants, outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Stockholders’ Equity for each of the three-month periods ended during the nine months ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

Part I. Financial Statements

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$51,684	$2,178
Prepaid expenses and other current assets	2,779	291
Total current assets	54,463	2,469
Property and equipment, net	1,250	1,173
Right-of-use assets	1,050	1,611
Deposits and other assets	259	200
Total assets	$57,022	$5,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,969	$281
Accrued expenses	1,853	895
Accrued compensation expense	555	—
Current operating lease liabilities	1,243	910
Total current liabilities	5,620	2,086
Long term operating lease liabilities	42	902
Total liabilities	5,662	2,988
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 50,736 as of September 30, 2022 and 36,803 as of December 31, 2021	109,050	54,649
Additional paid-in capital	7,838	6,713
Accumulated other comprehensive loss	(26)	—
Accumulated deficit	(65,502)	(58,897)
Total stockholders’ equity	51,360	2,465
Total liabilities and stockholders’ equity	$57,022	$5,453

See accompanying notes.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development, net of grants	$3,855	$2,868	$9,738	$8,027
Clinical and regulatory, net of grants	4	—	4	—
General and administrative	1,585	617	3,709	1,748
Total operating expenses	5,444	3,485	13,451	9,775

Loss from operations	(5,444)	(3,485)	(13,451)	(9,775)
Other income (expense), net	6,867	(6)	6,846	622

Net income/(loss)	$1,423	$(3,491)	$(6,605)	$(9,153)

Net income/(loss) per common share – basic	$0.04	$(0.10)	$(0.18)	$(0.28)
Net income/(loss) per common share – diluted	$0.04	$(0.10)	$(0.18)	$(0.28)

Weighted average common shares outstanding – basic	37,965	33,799	37,712	32,771
Weighted average common shares outstanding – diluted	38,477	33,799	37,712	32,771

See accompanying notes to the condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income(loss)	$1,423	$(3,491)	$(6,605)	$(9,153)

Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	—	(26)	—
Comprehensive income/(loss)	$1,397	$(3,491)	$(6,631)	$(9,153)

See accompanying notes to the condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2020	32,197	$43,029	$5,045	$—	$(46,123)	$1,951
Issuance of shares of common stock and warrants, net of issuance costs	688	2,166	—	—	—	2,166
Options exercised	36	24	—	—	—	24
Stock-based compensation expense	—	—	450	—	—	450
Net loss	—	—	—	—	(2,988)	(2,988)
Balance, March 31, 2021	32,921	$45,219	$5,495	$—	$(49,111)	$1,603
Issuance of shares of common stock and warrants, net of issuance costs	662	2,076	—	—	—	2,076
Stock-based compensation expense	—	—	394	—	—	394
Net loss	—	—	—	—	(2,675)	(2,675)

Balance, June 30, 2021	33,583	$47,295	$5,889	$—	$(51,786)	$1,398

Issuance of shares of common stock and warrants, net of issuance costs	990	3,105	—	—	—	3,105
Warrants exercised	627	32	—	—	—	32
Repurchase of common stock	(60)	—	—	—	—	—
Stock-based compensation expense	—	—	389	—	—	389
Net loss	—	—	—	—	(3,491)	(3,491)

Balance, September 30, 2021	35,140	$50,432	$6,278	$—	$(55,277)	$1,433

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity(Deficit)
Balance, December 31, 2021	36,803	$54,649	$6,713	$—	$(58,897)	$2,465
Repurchase of common stock	4	—	—	—	—	—
Options exercised	24	1	—	—	—	1
Stock-based compensation expense	—	—	340	—	—	340
Net loss	—	—	—	—	(3,924)	(3,924)

Balance, March 31, 2022	36,831	$54,650	$7,053	$—	$(62,821)	$(1,118)
Options exercised	6	12	—	—	—	12
Stock-based compensation expense	—	—	394	—	—	394
Net loss	—	—	—	—	(4,104)	(4,104)

Balance, June 30, 2022	36,837	$54,662	$7,447	$—	$(66,925)	$(4,816)
Options and warrants exercised, net of partial shares adjustment	763	3				3
Shares issued for SSMP net assets	13,136	54,385				54,385
Stock-based compensation expense	—	—	391	—	—	391
Net income	—	—	—	—	1,423	1,423
Foreign currency translation adjustment	—	—	—	(26)	—	(26)
Balance, September 30, 2022	50,736	$109,050	$7,838	$(26)	$(65,502)	$51,360

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,605)	$(9,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	262
Stock-based compensation	1,125	1,233
Non-cash lease expense	23	(16)
Gain from bargain purchase	(6,877)
PPP loan forgiveness	—	(637)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(792)	34
Accounts payable	(1,163)	(1)
Accrued compensation expenses	102	—
Accrued expenses	332	286
Net cash used in operating activities	(13,584)	(7,992)
Cash flows from investing activities:
Purchase of intangibles	(48)	—
Purchases of property and equipment	(249)	(316)
Net cash used in investing activities	(297)	(316)
Cash flows from financing activities:
Cash acquired in merger for stock consideration	55,374	—
Proceeds from SAFE note	8,000	—
Net proceeds from sale of common stock and exercise of warrants	16	7,403
Net cash provided by financing activities	63,390	7,403
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Cash and cash equivalents:
Net increase (decrease)	49,506	(905)
Balance at beginning of period	2,178	2,081
Balance at end of period	$51,684	$1,176

Non-cash investing and financing activities:
Cancellation of SAFE indebtedness in merger	$8,000	—
Net liabilities acquired in merger for stock consideration	$(2,112)	—

See accompanying notes.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical-stage, biopharmaceutical company developing therapeutic implants to treat conditions with high unmet medical need. Vivani’s Biopharm Division, which is the main focus of the company, develops miniaturized, subdermal drug implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. An alarmingly significant 50% of patients are non-adherent to their medicines, contributing to more than $500 billion in avoidable healthcare costs and approximately 125,000 potentially preventable deaths per year in the US alone. Vivani’s portfolio of tiny, sub-dermal drug implants seeks to address medication non-adherence by providing steady levels of medication over a target duration of six months or longer. Vivani’s lead product, NPM-119, is a 6-month implant candidate under investigation for the treatment of Type 2 diabetes. Medication non-adherence is a primary reason why Type 2 diabetes treatments face significant challenges in achieving positive real-world effectiveness. Vivani’s Neuromodulation Division is developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting an Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”).

The Biopharm Division and Neuromodulation Division represent business segments as determined by our chief operating decision maker, the chief executive officer (“CEO”), who reviews financial information for the purposes of making operating decisions, assessing financial performance and allocating resources. Operating expenses were allocated $12.8 million to the Biopharm Division and $0.6 million to the Neuromodulation Division. Property and equipment, net and operating lease right-of-use assets were allocated $2.3 million to the Biopharm Division and $0.2 million to the Neuromodulation Division.

Agreement and Plan of Merger with Nano Precision Medical, Inc.

On February 4, 2022, Second Sight Medical Products, Inc. (“Second Sight”) entered into an agreement and plan of merger (the “Merger Agreement”) with Nano Precision Medical, Inc. (“NPM”). The Merger was approved by the shareholders of Second Sight on July 27, 2022 and closed on August 30, 2022. Upon consummation of the Merger, NPM became a wholly-owned subsidiary of Second Sight. Concurrent with to the Merger, Second Sight changed its name to Vivani Medical, Inc. and changed its trading symbol from EYES to VANI, and trades under the ticker VANI on the NASDAQ market. Certain investors and members of the NPM board of directors are also investors and members of the board of directors of Second Sight.

Under the terms and conditions of the Merger Agreement, the securities of NPM converted into the right to receive shares of Second Sight’s common stock representing 77.32% of the total issued and outstanding shares of common stock of Second Sight on a fully converted basis, including, without limitation, giving effect to the conversion of all options, warrants, and any and all other convertible securities assuming net settlement. Second Sight filed a Registration Statement on Form S-4 on May 13, 2022 in connection with the Merger to register the merger shares effective June 24, 2022.

On February 4, 2022, in connection with the Merger, Second Sight and NPM also entered into a Simple Agreement for Future Equity (“SAFE”) whereby Second Sight provided to NPM an investment advance of $8 million. The Merger Agreement provided that the SAFE would terminate if the Merger were to be successfully completed. Under the terms of the SAFE, upon successfully completion of the Merger on August 30, 2022, the investment advance was eliminated. Under the accounting for a business combination, the $8 million adjusted the purchase consideration.

The Merger involved a change of control and was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Second Sight was treated as the “acquired” company for financial reporting purposes with NPM as the acquirer. The assets acquired and liabilities assumed by NPM were recorded at fair value under Accounting Codification Standard (“ASC 805”), Business Combinations. Accordingly, on August 30, 2022 (the “Acquisition Date”), NPM (a calendar year-end entity) was deemed to have acquired 100% of the outstanding common shares and voting interest of Second Sight, Medical, Inc. The results of Second Sight’s operations have been included in the consolidated financial statements since that date.

The acquisition-date fair value of consideration transferred totaled $54.4 million, which consisted of the fair value of the 13,136 common shares deemed issued to Second Sight shareholders, was determined based on the per share closing price of the Company’s common shares on the acquisition date of $4.14.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

At August 30, 2022

Cash	$55,374
Property and equipment	99
Prepaid expenses	1,657
Right of use assets	140
Other assets	56
Total identifiable assets acquired	57,326
Current liabilities	(3,913)
Right of use liabilities	(151)
Total liabilities assumed	4,064
Net identifiable assets acquired	$53,262

The SAFE loan of $8.0 million was cancelled in the Merger which adjusted the fair value of net assets acquired.

The following table summarizes the calculation of the gain on bargain purchase (in thousands):

Total consideration	$54,385
SAFE loan forgiven	(8,000)
Less net identifiable assets acquired	(53,262)
Gain on bargain purchase	$6,877

Because NPM purchased 100% of Second Sight and the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were properly recognized and that the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $6.9 million. The gain is included in the line item “Other income (expense)” in the consolidated income statement.

We recognized $0.7 million of acquisition related costs that were expensed in the nine months ended September 30, 2022. These costs are included in the consolidated income statement in the line item entitled “General and administrative costs.”

Operating expenses of Second Sight included in the consolidated income statement from the acquisition date August 30, 2022 to the period ending September 30, 2022 were $0.5 million. Pro forma consolidated net loss as if Second Sight had been included in the consolidated results was $21.7 million for the year ended December 31, 2021, and $20.6 million for the nine months ended September 30, 2022.

SAFE

On February 4, 2022, in connection with the Merger, Second Sight and NPM also entered into a Simple Agreement for Future Equity (“SAFE”) whereby Second Sight provided to NPM an investment advance of $8 million. The agreement provided that the SAFE would terminate if the Merger were to be successfully completed.

Under the terms of the SAFE, upon successfully completion of the Merger on August 30, 2022, the investment advance was eliminated. Under the accounting for a business combination, the $8.0 million adjusted the purchase consideration.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants. The completion of our reverse merger with Second Sight Medical Products, Inc. provided $53.3 million in net assets including approximately $55.4 million in cash.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel medical devices, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations for at least the next twenty-four months.

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2021. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Income taxes - interim periods

In calculating the provision for interim income taxes, in accordance with ASC 740, Income Taxes, an estimated annual effective tax rate is applied to year-to-date ordinary income. At the end of each interim period, we estimate the effective tax rate expected to be applicable for the full fiscal year. This differs from the method utilized at the end of an annual period.

Use of estimates

The preparation of financial statements requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include the purchase price of net assets acquired in the Merger, useful lives of long-lived assets, the fair value of equity-based compensation and evaluation of going concern. Actual results could differ materially from those estimates.

Net income/loss per share

Basic net income/loss per share is computed using net income/loss from operations divided by the weighted-average number of shares of common stock outstanding during the period.

Diluted net income/loss per share represents net income/loss from operations divided by the weighted- average number of common shares outstanding during the period, including all potentially dilutive common stock equivalents. Common stock equivalents consist of shares subject to warrants and share-based awards with exercise prices less than the average market price of common stock for the period, to the extent their inclusion would be dilutive.

The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as of September 30, 2022 and 2021 (in thousands):

	September 30,	September 30,
	2022	2021
Shares underlying warrants outstanding	10,311	7,731
Shares underlying stock options outstanding	4,515	6,387

The shares underlying the SAFE obligation were issuable only if the Merger were to be terminated. These contingently issuable shares were excluded from the dilutive computation because conversion was not “probable” as defined in the accounting literature. However, if the evaluation met the probability threshold, the shares would be excluded from diluted EPS since their inclusion would have an anti-dilutive effect.

Significant Accounting Policies

Our significant accounting policies are set forth in our financial statements for the year ended December 31, 2021 as filed in the prospectus.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2022 include gross assets amounting to $0.1 million relating to operations of our subsidiary based in Switzerland.

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

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2022 (unaudited):
Money market funds	$50,427	$50,427	$—	$—
December 31, 2021:
Money market funds	$—	$—	$—	$—

5. Selected Balance Sheet Detail

Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Equipment	$3,481	$3,174
Furniture and fixtures	10	10
Software	49	8
Leasehold improvements	12	12
	3,552	3,204
Accumulated depreciation and amortization	(2,302)	(2,031)
Property and equipment, net	$1,250	$1,173

Right-of-use assets and operating lease liabilities

We lease certain office space and equipment for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

We are presently negotiating for new lease sites for both of our current offices and expect to enter into new agreements in the last quarter of 2022.

Assets	Classification	September 30, 2022 (in thousands)	December 31, 2021 (in thousands)
Non-current assets	Right-of-use assets	$1,050	$1,611
Liabilities
Current	Current operating lease liabilities	$1,243	$910
Long term	Long term operating lease liabilities	$42	$902

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities in thousands:	$241	$207	766	616

Rent expense, including common area maintenance charges, was $0.2 million and $0.2 million and $0.7 million and $0.6 million during the three and nine-month periods ended September 30, 2022 and 2021, respectively.

6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 50,735,770 issued as of September 30, 2022. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued. On August 19, 2022 the Company initiated a reverse stock split of one share for every three shares. All share numbers have been retroactively adjusted for the split. On August 30, 2022, 13,136,362 shares were deemed issued for the merger acquisition.

7. Warrants

NPM, prior to the Merger, issued common stock and warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.147 per unit. Outstanding warrants to purchase common stock are shown in the table below and generally expire 5 years from the date of issuance at $3.147 per share, are transferable into one share of common stock and may be exercised on a cashless basis. The warrants qualified for an exception to derivative accounting and, accordingly, their value was not bifurcated from the total purchase price.

The other adjustment for 2,563,688 warrants in the table below were outstanding Second Sight warrants exchanged as part of the Merger for VIVANI warrants on a like-for-like basis. The warrants are tradeable on the open market. Under accounting standards in a business combination, these warrants were measured at fair value as of the Merger date; however, the warrants were substantially out-of-the-money and were assigned no value.

A summary of warrant activity for the nine months ended September 30, 2022 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2021	9,074	$3.147	2.93
Issued	—	—	—
Exercised	(1,327)	$3,147
Forfeited or expired	—
Other adjustment	2,564	$11.75	1.46
Warrants outstanding as of September 30, 2022	10,311	$5.29	2.56
Warrants exercisable as of September 30, 2022	10,311	$5.29	2.56

The warrants outstanding as of September 30, 2022 had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2022 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2021	4,542	$2.89	6.49
Granted	454	$2.80
Exercised	(73)	$1.66
Forfeited or expired	(168)	$5.19
Other adjustment	272	$12.84
Options outstanding, vested and expected to vest as of September 30, 2022	5,027	$3.21	6.99
Options exercisable as of September 30, 2022	3,816	$3.27	6.51

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2022 was $0.9 million. As of September 30, 2022, there was $1.9 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 1.16 years. In connection with the Merger, 272 options presented in the table above were outstanding Second Sight options exchanged as part of the Merger for VIVANI options on a like-for-like basis. Under accounting standards in a business combination, these options have been measured at fair value as of the Merger date; however, the options were substantially out-of-the-money and were assigned no value.

During the quarter ended September 30, 2022, we granted stock options to purchase 453,576 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a price of $2.80 per share, which was the fair value of our common stock on the respective grant date. The options generally vest over a period of four years. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $1.0 million ($2.01 to $2.20 per share) using the following assumptions: expected term of 4.25 to 5.58 years, volatility of 100%, risk-free interest rate of 3.42% to 3.60%, and expected dividend rate of 0.0%.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$274	$341	$788	$989
General and administrative	118	49	338	244
Total	$392	$390	$1,125	$1,233

9. Risk and Uncertainties

We continue to monitor the ongoing COVID-19 global pandemic which has resulted in travel and other restrictions to reduce the spread of the disease. We presently are not experiencing any significant disruptions from the ongoing COVID-19 pandemic. All clinical and chemistry, manufacturing and control activities are currently active.

The safety, health and well-being of all patients, medical staff and internal and external teams is the paramount and primary focus. As the pandemic and its resulting restrictions evolve in jurisdictions across the country, the potential exists for further disruptions to projected timelines. We are in close communication with clinical teams and key vendors and are prepared to take action should the pandemic worsen and impact the business in the future.

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

Second Sight entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between Second Sight and Pixium, Second Sight’s Board of Directors determined that the business combination with Pixium was not in the best interest of their shareholders. On April 1, 2021, Second Sight gave notice to Pixium that they were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. Second Sight accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claims damages of approximately €5.1 million or about $5.1 million at current exchange rates. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

In November 2020, Second Sight and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Pixium Business Combination. On April 1, 2021, Second Sight received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placement. We believe that claims for payment presented by this invoice are without merit.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, insurance reimbursements and product launches, our financing plans and future capital requirements, and statements regarding the anticipated or projected impact of our merger on our business, results of operations, financial condition or prospects, the materially adverse impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical-stage company developing therapeutic implants to treat conditions with high unmet medical need. Vivani’s biopharm division, which is the main focus of the company, develops miniaturized, subdermal drug implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. An alarmingly significant 50% of patients are non-adherent to their medicines, contributing to more than $500 billion in avoidable healthcare costs and approximately 125,000 potentially preventable deaths per year in the US alone. Vivani’s portfolio of tiny, sub-dermal drug implants seeks to address medication non-adherence by providing steady levels of medication over a target duration of six months or longer. Vivani’s lead product, NPM-119, is a 6-month implant candidate under investigation for the treatment of Type 2 diabetes. Medication non-adherence is a primary reason why Type 2 diabetes treatments face significant challenges in achieving positive real-world effectiveness. Based on feedback from the U.S. FDA, we expect to utilize the 505(b)(2) pathway under the Food, Drug and Cosmetics Act for the development of NPM-119.  In addition to NPM-119, we are also exploring compounds in the feasibility stage for feline pre-diabetes and diabetes, non-alcoholic steatohepatitis and human obesity.  If regulatory approval is obtained, we expect our product candidates in our biopharm division to compete in markets with large potential.  Vivani’s neuromodulation division is developing the Orion® Visual Cortical Prosthesis System (“Orion”), an implanted cortical stimulation device intended to provide useful artificial vision to individuals who are blind due to a wide range of causes, including glaucoma, diabetic retinopathy, optic nerve injury or disease and eye injury. Orion is intended to convert images captured by a miniature video camera mounted on glasses into a series of small electrical pulses. The device is designed to bypass diseased or injured eye anatomy and to transmit these electrical pulses wirelessly to an array of electrodes implanted on the surface of the brain’s visual cortex, where it is intended to provide the perception of patterns of light. We are conducting an Early Feasibility Study of the Orion device at the Ronald Reagan UCLA Medical Center in Los Angeles (“UCLA”) and Baylor College of Medicine in Houston (“Baylor”).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc. (“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”), pursuant to which NPM would become a wholly-owned subsidiary of Second Sight. On August 30, 2022, the two companies completed the merger, concurrent with which Second Sight changed its name to Vivani Medical, Inc. and now conducts the present business of the Company. In September 2022, we announced the formation of the Company’s Biopharm Division to advance the assets of the former NPM and the Neuromodulation Division to advance the assets of the former Second Sight.

Below is a summary of other key business highlights and upcoming milestones:

Biopharm Division

NPM-119 (GLP-1 receptor agonist implant)

●	Recent extensive studies have confirmed the excellent biocompatibility of NPM-119’s device constituent.
●	Successfully completed an IND-enabling non-clinical toxicology study.
●	Initiated GMP manufacturing of clinical trial supplies for planned Phase 2 study designated as LIBERATE-1.
●	On track for IND filing and LIBERATE-1 study initiation in early 2023. LIBERATE-1 is designed as a 12-week, randomized, multiple-dose, first-in-human clinical trial of NPM-119. Its primary objectives are to assess safety and tolerability and full pharmacokinetic characterization, with a secondary objective to evaluate change from baseline in glycemic control.
●	Top-line results from LIBERATE-1 anticipated in late 2023.
●	Achieved 6-month NPM-119 preclinical proof-of-concept.

Pipeline

●	Demonstrated feasibility of companion feline program OKV-119 which is now advancing into preclinical development with partner Okava Pharma.

Neuromodulation Division
Orion (cortical implant)

●	Exploring strategic options to support advancement of this innovative technology.
●	Developing improved customer support proposals for legacy product customers.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants. The completion of our reverse merger with Second Sight Medical Products, Inc. provided $53.3 million in net assets including approximately $55.4 million in cash.

Second Sight was awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The fourth-year grant of $1.1 million was approved on July 18, 2022.

We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel pharmaceutical product candidates and medical devices candidates. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To finance our operations we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations for at least the next twenty-four months.

Merger Agreement

As discussed in the Notes to Condensed Consolidated Financial Statements of the Company, on February 4, 2022, the Company entered the Merger Agreement. On May 13, 2022, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the contemplated Merger, which is currently effective. Shareholders of the Company approved the Merger on July 27, 2022 and the merger was completed in August 2022. We encourage you to review the final proxy statement/prospectus filed with the SEC on June 24, 2022 for more information about the Merger.

Safe Agreement

On February 4, 2022, in connection with the Merger, Second Sight and NPM also entered into a Simple Agreement for Future Equity (“SAFE”) whereby Second Sight provided to NPM an investment advance of $8 million. If the Merger were to be terminated without completion, NPM would issue to Second Sight that number of shares of NPM common stock equal to not less than 2.133% of the issued and outstanding shares of NPM common stock assuming exercise or conversion of all outstanding vested and unvested options, warrants, and convertible securities. The agreement provided that the SAFE would terminate if the Merger were to be successfully completed.

Under the terms of the SAFE, upon successfully completion of the Merger on August 30, 2022, the investment advance was eliminated. Under the accounting for a business combination, the $8 million adjusted the purchase consideration.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022.

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

Comparison of the Three Months Ended September 30, 2022 and 2021

Research and development expense. Research and development expense increased by $1.0 million, or 34%, to $3.9 million in the third quarter of 2022 from $2.9 million in the third quarter of 2021. The costs increased due to the inclusion of our acquired company Second Sight costs being included from the merger acquisition date of August 30, 2022. This inclusion increased these costs for the quarter by $0.3 million. The remainder of the increase was due to subdermal drug implants development costs.

Clinical and regulatory expense. Clinical and regulatory was flat as the current quarter costs were almost offset by grants in the quarter.

General and administrative expense. General and administrative expense increased $1.0 million, or 156%, to $1.6 million in the third quarter of 2022 from $0.6 million in the same period of 2021. This increase is primarily attributable to increased costs associated with the current merger transaction.

Other income. Other income was impacted by the bargain purchase gain which occurred from the purchase accounting of the merger acquisition. The gain was the result of the acquired assets being valued in excess of the total equity value deemed issued to consummate the merger. This gain of $6.9 million was derived from the 13.1 million shares deemed issued at the merger date valued at the market price as of that date, as adjusted by the cancellation of the SAFE agreement, as compared to the net assets acquired which consisted primarily of cash.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Research and development expense. Research and development expense increased by $1.7 million, or 21%, to $9.7 million in the first nine months of 2022 from $8.0 million in the same period of 2021. The costs primarily increased due to increased cost associated with our development of the subdermal drug implants.

Clinical and regulatory expense. Clinical and regulatory cost only include the one month costs associated with our acquisition of Second Sight since the merger date. These costs were flat as the costs were almost offset by grants in this period.

 General and administrative expense. General and administrative expense increased $2.0 million, or 112%, to $3.7 million in the first nine months of 2022 from $1.7 million in the same period of 2021. This increase is primarily attributable to the costs associated with the current merger agreement.

Other income. Other income was impacted by the bargain purchase gain which occurred from the purchase accounting of the merger acquisition. The gain was the result of the acquired assets being valued in excess of the total equity value deemed issued to consummate the merger. This gain of $6.9 million was derived from the 13.1 million shares deemed issued at the merger date valued at the market price as of that date, as adjusted by the cancellation of the SAFE agreement, as compared to the net asset acquired which consisted primarily of cash.

Liquidity and Capital Resources

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel pharmaceutical product candidates and medical device candidates, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In particular, we expect to incur increased expenses as we initiate our planned Phase 2 clinical trial of NPM-119, for which we plan to file an Investigational New Drug application, or IND, in the first quarter of 2023 with the FDA. In addition, if we obtain marketing approval we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

Until such time, if ever, we can generate product revenues, we anticipate that we will seek to fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity, convertible debt or other equity-linked securities, the ownership interests of some or all of our common stockholders will be diluted, the holders of new equity securities may have priority rights over our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. If, for example, we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Cash and cash equivalents increased by $49.5 million from $2.2 million as of December 31, 2021 to $51.7 million as of September 30, 2022. Working capital was $48.8 million as of September 30, 2022 compared to $0.4 million as of December 31, 2021, an increase of $48.4 million primarily as a result merger with Second Sight. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the first nine months of 2022, we used $13.6 million of cash in operating activities, consisting primarily of a net loss of $6.6 million increased by non-cash charges which used cash of $5.4 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets and the gain from the bargain purchase and a net change in operating assets and liabilities of $1.6 million. During the first nine months of 2021, we used $8.0 million of cash in operating activities, consisting primarily of a net loss of $9.1 million, offset by non-cash charges which provided cash of $0.8 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use assets and PPP loan forgiveness and by a net change in operating assets and liabilities of $0.3 million.

Cash Flows from Investing Activities

Cash used for investing activities in the first nine months of 2022 and 2021 was $0.3 million. In 2022 $0.2 was used for the purchase of property and equipment and $0.1 million for the purchase on intangibles. In 2021, $0.3 million was used for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities provided $63.4 million in the first nine months of 2022. Of this amount $55.4 million was the cash acquired in the merger for stock consideration and $8.0 million for the SAFE borrowing. Financing activities provided $7.4 million of cash in the first nine months of 2021 from the sale of common stock and exercise of warrants.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2022, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2022, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

Three oppositions filed by Pixium Vision SA (“Pixium”) are pending in the European Patent Office, each challenging the validity of a European patent owned by Second Sight. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing our patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on our operations.

Second Sight had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between Second Sight and Pixium, Second Sight’s Board of Directors determined that the business combination with Pixium was not in the best interest of their shareholders. On April 1, 2021, Second Sight gave notice to Pixium that they were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. Second Sight accrued $1,000,000 of liquidated damages as contemplated by the MOU and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Second Sight’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.1 million at current exchange rates. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000 and thus the Company does not believe any further loss accrual is necessary.

In November 2020, Second Sight and Pixium retained Oppenheimer & Co. Inc. as placement agent for a proposed private placement of securities in connection with the Pixium Business Combination. On April 1, 2021, Second Sight received an invoice from Oppenheimer for more than $1.86 million. This amount includes a requested commission of 6.5% on $27.9 million raised in the private placement. We believe that claims for payment presented by this invoice are without merit.

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

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The material risks associated with our business were most recently discussed in our definitive proxy statement/prospectus that we filed on June 24, 2022 in relation to our reverse merger transaction. There have been no material changes from the risk factors previously disclosed in such filing.

Other Global Developments

In 2022, various central banks around the world (including the Federal Reserve in the United States) raised interest rates. While these rate increases have not had a significant adverse impact on the Company to date, the impact of such rate increases on the overall financial markets and the economy may adversely impact the Company in the future. In addition, the global economy has experienced and is continuing to experience high levels of inflation and global supply chain disruptions. The Company continues to monitor these supply chain, inflation and interest rate factors, as well as the uncertainty resulting from the overall economic environment.

In addition, although the Company has no operations in or direct exposure to Russia, Belarus and Ukraine, the Company has experienced limited constraints in availability and increasing costs required to obtain some materials and supplies due, in part, to the negative impact of the Russia-Ukraine military conflict on the global economy. To date, the Company’s business has not been materially impacted by the conflict, however, as the conflict continues or worsens, it may impact the Company’s business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Merger Agreement dated February 4, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

2.2	Waiver of Available Cash Requirement to the Merger Agreement dated June 15, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).

3.1

Restated Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1 filed with the SEC on September August 12, 2014)

3.2

Amendment to Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-4 filed with the SEC on September May 13, 2022)

3.3	Second Amendment to Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2020)

3.4

Certificate of Amendment, filed August 25, 2022, and effective August 30, 2022 changing the name of the Company to “Vivani Medical, Inc.” (incorporated by reference Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022)

3.5

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1 filed with the SEC on September August 12, 2014)

10.1

Form of Lock-Up Agreement (incorporated by reference to the registrant’s proxy statement/prospectus on Form S-4, file no. 333-264959, originally filed with the Securities and Exchange Commission on May 13, 2022)

10.2	Non-Employee Director Compensation Policy*

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Second Sight Medical Products, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Included herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	November 14, 2022
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid Makes	Chief Financial Officer	November 14, 2022
Brigid Makes	(Principal Financial and Accounting Officer)