Form 10-Q
period 2023-03-31
Vivani Medical, Inc.
filed 2023-05-15
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(415) 506-8462

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

Yes ☐  No ☒

As of May 10, 2023, the registrant had 50,793,799 shares of common stock, no par value per share and 7,680,938 warrants, outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(in thousands)

	March 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$38,073	$45,076
Prepaid expenses and other current assets	2,611	2,452
Total current assets	40,684	47,528
Property and equipment, net	1,111	1,182
Right-of-use assets	1,148	779
Restricted cash	1,366	1,366
Deposits and other assets	271	275
Total assets	$44,580	$51,130
LIABILITIE S AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746	$1,177
Accrued expenses	2,114	2,358
Litigation accrual	1,675	1,675
Accrued compensation expense	415	657
Current operating lease liabilities	913	955
Total current liabilities	5,863	6,822
Long term operating lease liabilities	349	—
Total liabilities	6,212	6,822
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, no par value; 300,000 shares authorized; shares issued and outstanding: 50,789 as of March 31, 2023 and 50,736 as of December 31, 2022, respectively	109,050	109,050
Additional paid-in capital	8,378	8,009
Accumulated other comprehensive loss	44	35
Accumulated deficit	(79,104)	(72,786)
Total stockholders’ equity	38,368	44,308
Total liabilities and stockholders’ equity	$44,580	$51,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development, net of grants	$3,955	$2,679
General and administrative, net of grants	2,646	1,228
Total operating expenses	6,601	3,907

Loss from operations	(6,601)	(3,907)
Other income (expense), net	283	(17)

Net loss	$(6,318)	$(3,924)

Net loss per common share – basic and diluted	$(0.12)	$(0.11)

Weighted average common shares outstanding – basic and diluted	50,755	36,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(6,318)	$(3,924)

Other comprehensive loss:
Foreign currency translation adjustments	9	—
Comprehensive loss	$(6,309)	$(3,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2022	36,803	$54,649	$6,713	$—	$(58,897)	$2,465
Repurchase of common stock	4	—	—	—	—	—
Options exercised	24	1	—	—	—	1
Stock-based compensation expense	—	—	340	—	—	340
Net loss	—	—	—	—	(3,924)	(3,924)

Balance, March 31, 2022	36,831	$54,650	$7,053	$—	$(62,821)	$(1,118)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	50,736	$109,050	$8,009	$35	$(72,786)	$44,308
Options exercised	53	—	—	—	—	—
Stock-based compensation expense	—	—	369	—	—	369
Foreign currency adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(6,318)	(6,318)

Balance, March 31, 2023	50,789	$109,050	$8,378	$44	$(79,104)	$38,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,318)	$(3,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108	83
Stock-based compensation	369	340
Non-cash lease expense	(62)	27
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(153)	(61)
Accounts payable	(429)	192
Accrued compensation expenses	(243)	—
Accrued expenses	(238)	167
Net cash used in operating activities	(6,966)	(3,176)
Cash flows from investing activities:
Purchases of property and equipment	(37)	(30)
Net cash used in investing activities	(37)	(30)
Cash flows from financing activities:
Proceeds from SAFE note	—	8,000
Net proceeds from sale of common stock and exercise of warrants	—	1
Net cash provided by financing activities	—	8,001
Effect of exchange rate changes on cash and cash equivalents	—	—
Cash, cash equivalents and restricted cash:
Net increase (decrease)	(7,003)	4,795
Balance at beginning of period	46,442	2,178
Balance at end of period	$39,439	$6,973
Non-cash investing and financing activities:
Establishment of operating right-of-use assets through operating lease obligations	$668	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. For example, approximately 50% of patients treated for type 2 diabetes are non-adherent to their medicines which can lead to poor clinical outcomes. We are developing a portfolio of miniature, sub-dermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing adherence by delivering therapeutic drug levels for up to 6 months or the life of the implant. In addition, by leveraging our proprietary NanoPortal implant technology we can design implants that deliver minimally fluctuating drug levels that may improve the tolerability profiles for certain medicines for which side effects are associated with fluctuating drug levels such as GLP-1 receptor agonists (GLP-1s).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc. (“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”), pursuant to which NPM became a wholly-owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of Nano Precision Medical (“NPM” and Second Sight Medical Products (“SSMP)” was renamed Vivani Medical, Inc,

While the primary focus of Vivani is to develop and ultimately commercialize the drug implant business from legacy company NPM, Vivani’s new management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of former legacy company Second Sight which includes development of its pioneering neurostimulation systems to help patients recover critical body functions. On December 28, 2022, the neuromodulation assets and certain of its liabilities were contributed to Cortigent, Inc. a newly formed wholly owned subsidiary of Vivani, in exchange for 20 million shares of common stock of Cortigent. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent is expected to continue to be majority-owned by Vivani immediately following the initial public offering.

Subject to completion of Cortigent’s initial public offering, Vivani intends to focus exclusively on further development of the drug implant business. Vivani plans to file an Investigational New Drug (IND) application with the US Food and Drug Administration to support a first in human (FIH) study with lead asset NPM-119 (GLP-1 implant). Following an acceptable IND submission, Vivani plans to initiate the FIH study, named LIBERATE-1, which is a Randomized, Phase 2, 12-week investigation of NPM-119 in patients with type 2 diabetes. The IND filing and the initiation of LIBERATE-1 remain on track to occur mid-2023.

Agreement and Plan of Merger with Nano Precision Medical, Inc.

On February 4, 2022, Second Sight Medical Products, Inc. (“Second Sight”) entered into an agreement and plan of merger (the “Merger Agreement”) with Nano Precision Medical, Inc. (“NPM”). The Merger was approved by the shareholders of Second Sight on July 27, 2022, and closed on August 30, 2022. Upon consummation of the Merger, NPM became a wholly-owned subsidiary of Second Sight. Concurrent with to the Merger, Second Sight changed its name to Vivani Medical, Inc. and changed its trading symbol from EYES to VANI, and trades under the ticker VANI on the NASDAQ market. Certain investors and members of the NPM board of directors are also investors and members of the board of directors of Second Sight.

Under the terms and conditions of the Merger Agreement, the securities of NPM converted into the right to receive shares of Second Sight’s common stock representing 77.32% of the total issued and outstanding shares of common stock of Second Sight on a fully converted basis, including, without limitation, giving effect to the conversion of all options, warrants, and any and all other convertible securities assuming net settlement. Second Sight filed a Registration Statement on Form S-4 on May 13, 2022, in connection with the Merger to register the merger shares effective June 24, 2022.

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

Pro forma consolidated net loss as if Second Sight had been included in the consolidated results was $6.1 million for the three months ended March 31, 2022.

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

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2022, included within our Annual Report on Form 10-K filed with the SEC on March 31, 2023. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as of March 31, 2023, and 2022 (in thousands):

	March 31, 2023	March 31, 2022
Shares underlying warrants outstanding	10,311	9,074
Shares underlying stock options outstanding	6,055	4,583

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

Significant Accounting Policies

Our significant accounting policies are set forth in our financial statements for the year ended December 31, 2022, included within our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2023, include gross assets amounting to $0.1 million relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
March 31, 2023 (unaudited):
Money market funds	$36,527	$36,527	$—	$—
December 31, 2022:
Money market funds	$44,417	$44,417	$—	$—

5. Selected Balance Sheet Detail

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment	$3,557	$3,520
Furniture and fixtures	10	10
Software	51	51
Leasehold improvements	12	12
	3,630	3,593
Accumulated depreciation and amortization	(2,519)	(2,411)
Property and equipment, net	$1,111	$1,182

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

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sub-lease has a term of two years and two months. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month.

Assets	Classification	March 31, 2023 (in thousands)	December 31, 2022 (in thousands)
Non-current assets	Right-of-use assets	$1,148	$779
Liabilities
Current	Current operating lease liabilities	$913	$955
Long term	Long term operating lease liabilities	$349	$—

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash paid for operating lease liabilities in thousands:	$377	$221

Rent expense, including common area maintenance charges, was $0.3 million and $0.2 million during the three-month periods ended March 31, 2023 and 2022, respectively.

6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 50,788,799 issued as of March 31, 2023. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued. On August 19, 2022, the Company initiated a reverse stock split of one share for every three shares. All share numbers have been retroactively adjusted for the split. On August 30, 2022, 13,136,362 shares were deemed issued for the merger acquisition.

7. Warrants

NPM, prior to the Merger, issued common stock and warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants of 7,746,855 to purchase common stock are shown in the table below and generally expire 5 years from the date of issuance at $3.15 per share, are transferable into one share of common stock and may be exercised on a cashless basis. The warrants qualified for an exception to derivative accounting and, accordingly, their value was not bifurcated from the total purchase price.

Second Sight warrants of 7,691,063 were outstanding and are convertible into 2,563,688 shares in the table below and converted as part of the Merger for Vivani warrants on a like for-like basis. The weighted average exercise price of these warrants is $35.24. Of this total 7,680,938 warrants are convertible into 2,560,313 shares and are tradeable on the open market. Under accounting standards in a business combination, these warrants were measured at fair value as of the Merger date; however, the warrants were substantially out-of-the-money and were assigned no value.

A summary of warrant activity for the three months ended March 31, 2023 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2022	10,311	$11.13	2.31
Issued	—
Exercised	—
Forfeited or expired	—
Warrants outstanding as of March 31, 2023	10,311	$11.13	2.06
Warrants exercisable as of March 31, 2023	10,311	$11.13	2.06

The warrants outstanding as of March 31, 2023, had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity for the three months ended March 31, 2023, is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2022	5,272	$3.07	7.15
Granted	993	$1.22
Exercised	(91)	$0.43
Forfeited or expired	(119)	$2.93
Options outstanding, vested and expected to vest as of March 31, 2023	6,055	$2.81	7.26
Options exercisable as of March 31, 2023	3,784	$3.30	6.16

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2023, was $0.2 million. As of March 31, 2023, there was $2.9 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 1.4 years.

During the quarter ended March 31, 2023, we granted stock options to purchase 993,333 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $0.90 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years. The fair value of these options, calculated using the Black-Scholes option-pricing model, was determined to be $0.9 million using the following assumptions: expected term of 4.00 to 6.02 years, volatility of 100%, risk-free interest rate of 4.22% to 4.45%, and expected dividend rate of 0.0%.We also granted 402,500 RSU’s (as defined below) during the quarter. These RSUs had market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	—	$—
Awarded	403	0.93
Vested and released	—	—
Forfeited/canceled	—	—
Outstanding as of March 31, 2023	403	$0.93

As of March 31, 2023, there was $0.4 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 3.1 years.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three months ended March 31, 2023, and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$248	$190
General and administrative	121	150
Total	$369	$340

9.	Risk and Uncertainties

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

10. Commitments and Contingencies

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts charged to expense for the three months ended March 31, 2023 were $26,000.

Lease Agreement

Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California on November 21, 2022. The stated term of the lease commences on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. Payments increase annually from $2,676,311 to $3,596,784, or 124 payments less the first four which are abated, totaling approximately $31 million. Vivani will be responsible for insurance, property taxes and CAM charges. Vivani was required to deposit $1.4 million to guarantee a letter of credit to secure the lease and this amount is included in long-term assets on the balance sheet at March 31, 2023. The current lease expires on September 30, 2023.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021, and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 9, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgement, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. The Company may appeal the decision within three months from the date of service which was February 28, 2023. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to raise any and all legal challenges to this preliminary judgement.

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

Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. For example, approximately 50% of patients treated for type 2 diabetes are non-adherent to their medicines which can lead to poor clinical outcomes. We are developing a portfolio of miniature, sub-dermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing adherence by delivering therapeutic drug levels for up to 6 months or the life of the implant. In addition, by leveraging our proprietary NanoPortal implant technology we can design implants that deliver minimally fluctuating drug levels that may improve the tolerability profiles for certain medicines for which side effects are associated with fluctuating drug levels such as GLP-1 receptor agonists (GLP-1s).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc. (“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”), pursuant to which NPM became a wholly-owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of Nano Precision Medical (“NPM” and Second Sight Medical Products (“SSMP)” was renamed Vivani Medical, Inc,

While the primary focus of Vivani is to develop and ultimately commercialize the drug implant business from legacy company NPM, Vivani’s new management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of former legacy company Second Sight which includes development of its pioneering neurostimulation systems to help patients recover critical body functions. On December 28, 2022, the neuromodulation assets and certain of its liabilities were contributed to Cortigent, Inc. a newly formed wholly owned subsidiary of Vivani, in exchange for 20 million shares of common stock of Cortigent. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent is expected to continue to be majority-owned by Vivani immediately following the initial public offering.

Subject to completion of Cortigent’s initial public offering, Vivani intends to focus exclusively on further development of the drug implant business. Vivani plans to file an Investigational New Drug (IND) application with the US Food and Drug Administration (FDA) to support a first in human (FIH) study with lead asset NPM-119 (GLP-1 implant). Following an acceptable IND submission, Vivani plans to initiate the FIH study, named LIBERATE-1, which is a randomized, Phase 2, 12-week investigation of NPM-119 in patients with type 2 diabetes. The IND filing and the initiation of LIBERATE-1 remain on track to occur mid-2023.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants. The completion of our reverse merger with Second Sight Medical Products, Inc. provided $53.3 million in net assets including approximately $55.4 million in cash.

Second Sight was awarded a $6.4 million NIH five-year grant (with annual reviews) from the National Institutes of Health (NIH) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The fifth and final year grant of $1.0 million was approved in March 2023.

We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel pharmaceutical product candidates and medical devices candidates. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. We expect our operating expenses to increase significantly as we continue our business operations, particularly as we prepare to and initiate our planned clinical trial of NPM-119 and conduct our other research and development activities. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To finance our operations, we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into the second half of 2024.

Merger Agreement

As discussed in the Notes to Condensed Consolidated Financial Statements of the Company, on February 4, 2022, the Company entered the Merger Agreement. On May 13, 2022, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the contemplated Merger, which is currently effective. Shareholders of the Company approved the Merger on July 27, 2022, and the merger was completed in August 2022.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2023.

Results of Operations

Operating Expenses. We generally recognize our operating expenses as incurred in two general operational categories: research and development and general and administrative. Our operating expenses also include a non-cash component related to the amortization of stock-based compensation for research and development and general and administrative personnel. We have received grants from institutions or agencies, such as the National Institutes of Health, to help fund the some of the cost of our development efforts. We have recorded the amount of funding received from these grants as reductions to operating expenses.

●	Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, and clinical as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent.

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and development expense. Research and development expense increased by $1.3 million, or 48%, to $4.0 million in the first quarter of 2023 from $2.7 million in the first quarter of 2022. The costs increased due to costs of our acquired company Second Sight being included from the merger acquisition date of August 30, 2022. This inclusion increased these costs for the quarter by $0.6 million. The remainder of the increase was primarily due to subdermal drug implants development costs.

General and administrative expense. General and administrative expense increased $1.4 million, or 115%, to $2.6 million in the first quarter of 2023 from $1.2 million in the same period of 2022. This increase is primarily attributable to increased costs associated with the inclusion of our acquired company Second Sight which totaled $1.1 million in the first quarter of 2023. Approximately $0.1 million of costs were incurred related to the Cortigent IPO in the quarter.

Other income. Other income was impacted by the merger acquisition of cash which increased our interest income for the three months ended March 31, 2023 as compared to the same period in 2022 before the merger.

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In particular, we expect to incur increased expenses as we initiate our planned Phase 2 clinical trial of NPM-119, for which we plan to file an IND with the FDA. In addition, if we obtain marketing approval we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash, cash equivalents and restricted cash decreased by $7.0 million from $46.4 million as of December 31, 2022 to $39.4 million as of March 31, 2023. Working capital was $34.9 million as of March 31, 2023 compared to $40.7 million as of December 31, 2022, a decrease of $5.8 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the three months ended March 31, 2023, we used $7.0 million of cash in operating activities, consisting primarily of a net loss of $6.3 million and a net increase in net operating assets of $1.1 million, partially offset by non-cash charges of $0.4 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets. During the three months ended March 31, 2022, we used $3.2 million of cash in operating activities, consisting primarily of a net loss of $3.9 million, offset by non-cash charges which provided cash of $0.4 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use and partially offset by a net decrease in net operating assets of $0.3 million.

Cash Flows from Investing Activities

Cash used for investing activities in the three months ended March 31, 2023 and 2022 was minimal for both periods. In 2023 $37,000 was used for the purchase of property and equipment. In 2022, $30,000 was used for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities was zero in the three months ended March 31, 2023. Financing activities provided $8.0 million of cash in the three months ended March 31, 2022 from the funding of the SAFE agreement.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of March 31, 2023, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2023, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 9, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgement, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. The Company may appeal the decision within three months from the date of service which was February 28, 2023. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022 related to this matter but plans to raise any and all legal challenges to this preliminary judgement.

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

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The material risks associated with our business were most recently discussed in our Form 10-K that we filed on March 31, 2023. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Restated Articles of Incorporation of the Registrant as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1 filed with the SEC on September August 12, 2014)

3.2	Amendment to Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-4 filed with the SEC on September May 13, 2022)

3.3	Second Amendment to Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2020)

3.4	Certificate of Amendment, filed August 25, 2022, and effective August 30, 2022 changing the name of the Company to “Vivani Medical, Inc.” (incorporated by reference Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022)

3.5	Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1 filed with the SEC on September August 12, 2014)

31.1	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	May 15, 2023
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid Makes	Chief Financial Officer	May 15, 2023
Brigid Makes	(Principal Financial and Accounting Officer)