Form 10-Q
period 2023-06-30
Vivani Medical, Inc.
filed 2023-08-14
CIK 1266806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36747

Vivani Medical, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	02-0692322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5858 Horton Street, Suite 280 Emeryville, CA 94608

 (Address of principal executive offices, including zip code)

(415) 506-8462

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VANI	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

As of August 10, 2023, the registrant had 50,818,799 shares of common stock, par value $0.0001 per share and 7,680,938 warrants, outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022	4
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for each the three-month periods ended during the six months ended June 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(in thousands except per share data)

	June 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$32,486	$45,076
Prepaid expenses and other current assets	3,736	2,452
Total current assets	36,222	47,528
Property and equipment, net	1,075	1,182
Right-of-use assets	20,684	779
Restricted cash	1,366	1,366
Deposits and other assets	260	275
Total assets	$59,607	$51,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,989	$1,177
Accrued expenses	1,994	2,358
Litigation accrual	1,675	1,675
Accrued compensation expense	567	657
Current operating lease liabilities	861	955
Total current liabilities	7,086	6,822
Long term operating lease liabilities	20,127	—
Total liabilities	27,213	6,822
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 10,000 shares authorized; none outstanding	—	—
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 50,799 as of June 30, 2023 and 50,736 as of December 31, 2022, respectively	5	5
Additional paid-in capital	117,954	117,054
Accumulated other comprehensive loss	65	35
Accumulated deficit	(85,630)	(72,786)
Total stockholders’ equity	32,394	44,308
Total liabilities and stockholders’ equity	$59,607	$51,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating expenses:
Research and development, net of grants	$3,864	$3,203	$7,819	$5,883
General and administrative	3,139	884	5,785	2,112
Total operating expenses	7,003	4,087	13,604	7,995

Loss from operations	(7,003)	(4,087)	(13,604)	(7,995)
Other income (expense), net	477	(16)	760	(33)

Net income/(loss)	$(6,526)	$(4,103)	$(12,844)	$(8,028)

Net income/(loss) per common share – basic	$(0.13)	$(0.11)	$(0.25)	$(0.22)

Weighted average common shares outstanding – basic	50,795	36,880	50,748	36,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(6,526)	$(4,103)	$(12,844)	$(8,028)

Other comprehensive income (loss):
Foreign currency translation adjustments	21	—	30	—
Comprehensive loss	$(6,505)	$(4,103)	$(12,814)	$(8,028)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2022	36,803	$4	$61,358	$—	$(58,897)	$2,465
Repurchase of common stock	4	—	—	—	—	—
Options exercised	24	—	1	—	—	1
Stock-based compensation expense	—	—	340	—	—	340
Net loss	—	—	—	—	(3,924)	(3,924)

Balance, March 31, 2022	36,831	$4	$61,699	$—	$(62,821)	$(1,118)
Options exercised	6	—	12	—	—	12
Stock-based compensation expense	—	—	394	—	—	394
Net loss	—	—	—	—	(4,103)	(4,103)

Balance, June 30, 2022	36,837	$4	$62,105	$—	$(66,924)	$(4,815)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	50,736	$5	$117,054	$35	$(72,786)	$44,308
Options exercised	53	—	—	—	—	—
Stock-based compensation expense	—	—	369	—	—	369
Foreign currency adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(6,318)	(6,318)

Balance, March 31, 2023	50,789	$5	$117,423	$44	$(79,104)	$38,368

Options exercised	10	—	7	—	—	7
Stock-based compensation expense	—	—	524	—	—	524
Foreign currency adjustment	—	—	—	21	—	21
Net loss	—	—	—	—	(6,526)	(6,526)

Balance, June 30, 2023	50,799	$5	$117,954	$65	$(85,630)	$32,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,844)	$(8,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	170
Stock-based compensation	893	734
Non-cash lease expense	128	54
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,270)	(181)
Accounts payable	822	363
Accrued compensation expenses	(90)	—
Accrued expenses	(343)	263
Net cash used in operating activities	(12,516)	(6,625)
Cash flows from investing activities:
Purchases of property and equipment	(81)	(116)
Net cash used in investing activities	(81)	(116)
Cash flows from financing activities:
Proceeds from SAFE note	—	8,000
Net proceeds from sale of common stock and exercise of warrants	7	13
Net cash provided by financing activities	7	8,013
Effect of exchange rate changes on cash and cash equivalents	0	—
Cash, cash equivalents and restricted cash:
Net increase (decrease)	(12,590)	1,272
Balance at beginning of period	46,442	2,178
Balance at end of period	$33,852	$3,450
Non-cash investing and financing activities:
Establishment of operating right-of-use assets through operating lease obligations	$20,755	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implants, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. For example, approximately 50% of patients treated for type 2 diabetes are non-adherent to their medicines which can lead to poor clinical outcomes. We are developing a portfolio of miniature, sub-dermal drug implants that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing adherence by delivering therapeutic drug levels for up to 6 months or the life of the implant. In addition, by leveraging our proprietary NanoPortal implant technology we can design implants that deliver minimally fluctuating drug levels that may improve the tolerability profiles for certain medicines for which side effects are associated with fluctuating drug levels such as GLP-1 receptor agonists (GLP-1s).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc. (“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”), pursuant to which NPM became a wholly owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc.

In December 2022, we contributed our neuromodulation assets and certain liabilities to Cortigent, Inc. a newly formed corporation in Delaware, and wholly owned subsidiary of Vivani, in exchange for 20 million shares of common stock of Cortigent. While the primary focus of Vivani is to develop and ultimately commercialize our drug implant business from legacy company NPM, Vivani’s new management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of Cortigent which includes the development of its pioneering neurostimulation systems to help patients recover critical body functions. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent will continue to be majority-owned by Vivani immediately following its initial public offering.

Subject to completion of Cortigent’s initial public offering, Vivani intends to focus exclusively on further development of the drug implant business.

On July 6, 2023, Vivani changed its state of incorporation from the State of California to the State of Delaware by means of a plan of conversion, effective July 5, 2023. The reincorporation, including the principal terms of the plan of conversion, was submitted to a vote of, and approved by, Vivani’s stockholders at its 2023 Annual Meeting of Stockholders held on June 15, 2023.

As part of this change of incorporation the Company established a par value of $0.0001 per share and all periods have been retroactively adjusted to reflect this change.

In early July 2023, Vivani successfully completed the manufacture of clinical supplies to support a proposed first-in-human (“FIH”) investigation of NPM-119 (exenatide implant) in patients with type 2 diabetes mellitus. On July 14, 2023, the Company submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA)” for the proposed NPM-119 FIH study also named LIBERATE-1™.  On August 11, 2023, FDA verbally notified Vivani that the agency was placing a clinical hold on Vivani’s IND application for the proposed clinical investigation and indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. Vivani plans to engage with the FDA in order to lift the clinical hold and commence its planned clinical development of NPM-119. The Company expects to commence enrollment in LIBERATE-1 in the second half of 2023 subject to regulatory clearance. Assuming LIBERATE-1 commences as planned, the Company would anticipate the availability of interim LIBERATE-1 data in the first half of 2024 and full top-line results in the second half of 2024.

Agreement and Plan of Merger with Nano Precision Medical, Inc.

On February 4, 2022, Second Sight entered into an agreement and plan of merger (the “Merger Agreement”) with NPM. The Merger was approved by the shareholders of Second Sight on July 27, 2022, and closed on August 30, 2022. Upon consummation of the Merger, NPM became a wholly owned subsidiary of Second Sight. Concurrent with to the Merger, Second Sight changed its name to Vivani Medical, Inc., and changed its trading symbol from EYES to VANI, and trades under the ticker VANI on the NASDAQ market. Certain investors and members of the NPM board of directors are also investors and members of the board of directors of Second Sight.

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

The Merger involved a change of control and was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Second Sight was treated as the “acquired” company for financial reporting purposes with NPM as the acquirer. The assets acquired and liabilities assumed by NPM were recorded at fair value under Accounting Codification Standard (“ASC”), Business Combinations. Accordingly, on August 30, 2022 (the “Acquisition Date”), NPM (a calendar year-end entity) was deemed to have acquired 100% of the outstanding common shares and voting interest of Second Sight. The results of Second Sight’s operations have been included in the consolidated financial statements since that date.

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

Pro forma consolidated net loss as if Second Sight had been included in the consolidated results was $13.3 million for the six months ended June 30, 2022.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants. The completion of our reverse merger with Second Sight Medical Products, Inc. provided $53.3 million in net assets including approximately $55.4 million in cash.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel medical devices, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations through September 2024.

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2022, included within our Annual Report on Form 10-K filed with the SEC on March 31, 2023. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

Use of estimates

The preparation of financial statements requires management to make a number of estimates and assumptions related to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the period. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Some of the more significant estimates include the purchase price of net assets acquired in the Merger, useful lives of long-lived assets, the fair value of equity-based compensation, and the estimated incremental borrowing rate used in calculating lease assets and liabilities and evaluation of going concern. Actual results could differ materially from those estimates.

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

The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as of June 30, 2023, and 2022 (in thousands):

	June 30, 2023	June 30, 2022
Shares underlying warrants outstanding	10,311	9,074
Shares underlying stock options outstanding	6,139	4,630
Shares underlying RSU’s	403	—

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

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2023, include gross assets amounting to $0.1 million relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
June 30, 2023 (unaudited):
Money market funds	$31,561	$31,561	$—	$—
December 31, 2022:
Money market funds	$44,417	$44,417	$—	$—

5. Selected Balance Sheet Detail

Property and equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment	$3,598	$3,520
Furniture and fixtures	10	10
Software	54	51
Leasehold improvements	12	12
	3,674	3,593
Accumulated depreciation and amortization	(2,599)	(2,411)
Property and equipment, net	$1,075	$1,182

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

Assets	Classification	June 30, 2023 (in thousands)	December 31, 2022 (in thousands)
Non-current assets	Right-of-use assets	$20,684	$779
Liabilities
Current	Current operating lease liabilities	$861	$955
Long term	Long term operating lease liabilities	$20,127	$—

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Cash paid for operating lease liabilities (in thousands)	$382	$211	759	422

Rent expense, including common area maintenance charges, was $0.6 million and $0.2 million and was $0.9 and $0.5 during the three-month and six-month periods ended June 30, 2023 and 2022, respectively.

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

Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California on November 21, 2022. The stated term of the lease commences on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. Payments increase annually from $2,676,311 to $3,596,784, or 124 payments less the first four which are abated, totaling approximately $31 million. Vivani will be responsible for insurance, property taxes and CAM charges. Vivani was required to deposit $1.4 million to guarantee a letter of credit to secure the lease and this amount is included in long-term assets on the balance sheet at June 30, 2023. The current lease expires on September 30, 2023.

The Company evaluated the lease under the provisions of ASC 842, Leases. Information related to the right-of-use assets and related lease liabilities under this lease are as follows (in thousands):

Year Ending December 31,
2023	$669
2024	2,723
2025	2,805
2026	2,889
2027	2,976
Thereafter	18,926
Total lease payments	$30,988

Less imputed interest	(10,900)

Total lease liabilities	$20,088

Discount rate	8.38%

6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 50,798,799 issued as of June 30, 2023. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued. On August 19, 2022, the Company initiated a reverse stock split of one share for every three shares. All share numbers have been retroactively adjusted for the split. On August 30, 2022, 13,136,362 shares were deemed issued for the merger acquisition.

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

A summary of warrant activity for the six months ended June 30, 2023 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2022	10,311	$11.13	2.31
Issued	—
Exercised	—
Forfeited or expired	—
Warrants outstanding as of June 30, 2023	10,311	$11.13	1.81
Warrants exercisable as of June 30, 2023	10,311	$11.13	1.81

The warrants outstanding as of June 30, 2023, had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2023, is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2022	5,272	$3.07	7.15
Granted	1,122	$1.25
Exercised	(101)	$0.44
Forfeited or expired	(154)	$2.78
Options outstanding, vested and expected to vest as of June 30, 2023	6,139	$2.79	7.03
Options exercisable as of June 30, 2023	3,941	$3.29	5.94

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2023, was $0.3 million. As of June 30, 2023, there was $2.4 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 1.2 years.

During the six months ended June 30, 2023, we granted stock options to purchase 1,121,817 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $1.25 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years. The fair value of options subject to only service conditions are valued using the Black-Scholes option pricing model, while those subject to performance or market conditions are valued using the Monte-Carlo Simulation model. During the six-months ended June 30, 2023, 200,000 options were issued and valued at $0.1 million using the Monte-Carlo model using the following assumptions:

●	Beginning Stock Price. We utilized the Company's publicly traded share price as of the Valuation Date as the beginning stock value. At the Valuation Date, the publicly traded common share price was $1.09 per share.

●	Drift Rate. In determining the value of the instrument in the risk-neutral framework, riskfree rates were estimated based on the applicable treasury rate for the projection period. For each simulation, the term of the risk-free rate was based on the term from the Valuation Date through the latest date on which the award could vest (i.e., two years following the Performance Period End Date). Please note that, for the purposes of calculating the service period associated with the Subject Interest, the Company’s cost of equity was utilized as the drift rate.

●	Volatility. The total equity volatility (standard deviation) was based on a total equity volatility analysis.

●	Period. The period was measured as the number of years from the Valuation Date through the PSO expiration date (10 years following the date of grant).

●	Dividends. The Company has not historically paid dividends. In addition, the Company does not expect to pay dividends going forward. As such, no dividends were considered in our analysis.

During the six-months ended June 30, 2023, 921,817 options were issued and valued at $0.9 million using the Black-Scholes option-pricing model using the following assumptions: expected term of 4.00 to 6.20 years, volatility of 100%, risk-free interest rate of 3.99% to 4.45%, and expected dividend rate of 0.0%.

We also granted 402,500 RSU’s (as defined below) during the quarter. These RSUs had market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

The following table summarizes restricted stock unit (“RSU”) activity for the six months ended June 30, 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	—	$—
Awarded	403	0.93
Vested and released	—	—
Forfeited/canceled	—	—
Outstanding as of June 30, 2023	403	$0.93

As of June 30, 2023, there was $0.2 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 1.2 years.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and six months ended June 30, 2023, and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$284	$324	$532	$514
General and administrative	240	70	361	220
Total	$524	$394	$893	$734

9.	Risk and Uncertainties

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

10. Commitments and Contingencies

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts charged to expense for the three and six months ended June 30, 2023 were $88,000 and $115,000, respectively.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021, and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 9, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgement, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. The Company filed an appeal with the Appeals Court of Paris on May 24, 2023. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to raise any and all legal challenges to this preliminary judgement.

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

11. Subsequent Events

In early July 2023, Vivani successfully completed the manufacture of clinical supplies to support a proposed first-in-human (“FIH”) investigation of NPM-119 (exenatide implant) in patients with type 2 diabetes mellitus. On July 14, 2023, the Company submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA)” for the proposed NPM-119 FIH study also named LIBERATE-1.  On August 11, 2023, FDA verbally notified Vivani that the agency was placing a clinical hold on Vivani’s IND application for the proposed clinical investigation and indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. Vivani plans to engage with the FDA in order to lift the clinical hold and commence its planned clinical development of NPM-119. The Company expects to commence enrollment in LIBERATE-1 in the second half of 2023 subject to regulatory clearance. Assuming LIBERATE-1 commences as planned, the Company would anticipate the availability of interim LIBERATE-1 data in the first half of 2024 and full top-line results in the second half of 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, including those required to commence clinical development of our product candidates, insurance reimbursements and product launches, our financing plans and future capital requirements, and statements regarding the anticipated or projected impact of our merger on our business, results of operations, financial condition or prospects, the materially adverse impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implants, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. For example, approximately 50% of patients treated for type 2 diabetes are non-adherent to their medicines which can lead to poor clinical outcomes. We are developing a portfolio of miniature, sub-dermal drug implants that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing adherence by delivering therapeutic drug levels for up to 6 months or the life of the implant. In addition, by leveraging our proprietary NanoPortal implant technology we can design implants that deliver minimally fluctuating drug levels that may improve the tolerability profiles for certain medicines for which side effects are associated with fluctuating drug levels such as GLP-1 receptor agonists (GLP-1s).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc.(“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”) pursuant to which NPM became a wholly owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc.

In December 2022, we contributed our neuromodulation assets and certain liabilities to Cortigent, Inc., a newly formed wholly owned subsidiary of Vivani, in exchange for 20 million shares of common stock of Cortigent. While the primary focus of Vivani is to develop and ultimately commercialize our drug implant business from legacy company NPM, Vivani’s new management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of Cortigent which includes the development of its pioneering neurostimulation systems to help patients recover critical body functions. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent is expected to continue to be majority-owned by Vivani immediately following the initial public offering.

On July 6, 2023, Vivani changed its state of incorporation from the State of California to the State of Delaware by means of a plan of conversion, effective July 5, 2023. The reincorporation, including the principal terms of the plan of conversion, was submitted to a vote of, and approved by, Vivani’s stockholders at its 2023 Annual Meeting of Stockholders held on June 15, 2023.

Subject to completion of Cortigent’s initial public offering, Vivani intends to focus exclusively on further development of the drug implant business.

In early July 2023, Vivani successfully completed the manufacture of clinical supplies to support a proposed first-in-human (“FIH”) investigation of NPM-119 (exenatide implant) in patients with type 2 diabetes mellitus. On July 14, 2023, the Company submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA)” for the proposed NPM-119 FIH study also named LIBERATE-1.  On August 11, 2023, FDA verbally notified Vivani that the agency was placing a clinical hold on Vivani’s IND application for the proposed clinical investigation and indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. Vivani plans to engage with the FDA in order to lift the clinical hold and commence its planned clinical development of NPM-119. The Company expects to commence enrollment in LIBERATE-1 in the second half of 2023 subject to regulatory clearance. Assuming LIBERATE-1 commences as planned, the Company would anticipate the availability of interim LIBERATE-1 data in the first half of 2024 and full top-line results in the second half of 2024.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants. The completion of our reverse merger with Second Sight Medical Products, Inc. provided $53.3 million in net assets including approximately $55.4 million in cash.

Second Sight was awarded a $6.4 million National Institutes of Health (“NIH”) five-year grant (with annual reviews) from NIH to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis.” The fifth and final year grant of $1.0 million was approved in March 2023.

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

On August 11, 2023, the FDA notified us that the agency was placing a clinical hold on our IND for the proposed FIH study of NPM-119. The FDA indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. If we are required to conduct additional IND-enabling activities such as additional pre-clinical studies, our overall expenditures relating to our NPM-119 program would increase. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To finance our operations, we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations through September 2024.

Merger Agreement

As discussed in the Notes to Condensed Consolidated Financial Statements of the Company, on February 4, 2022, the Company entered the Merger Agreement with Second Sight. On May 13, 2022, the Company filed a Registration Statement on Form S-4 (the “Registration Statement”) with the SEC in connection with the contemplated Merger, which is currently effective. Shareholders of the Company approved the Merger on July 27, 2022, and the merger was completed in August 2022.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2023.

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

Comparison of the Three Months Ended June 30, 2023 and 2022

Research and development expense. Research and development expense increased by $0.7 million, or 21%, to $3.9 million in the second quarter of 2023 from $3.2 million in the second quarter of 2022. The costs increased due to costs of our acquired company Second Sight being included from the merger acquisition date of August 30, 2022. This inclusion increased these costs for the quarter by $0.5 million. The remainder of the increase was primarily due to drug implants development costs.

General and administrative expense. General and administrative expense increased $2.2 million, or 255%, to $3.1 million in the second quarter of 2023 from $0.9 million in the same period of 2022. This increase was attributable to increased costs associated with the inclusion of our acquired company Second Sight which totaled $1.0 million in the second quarter of 2023, higher costs associated with being a public company of $0.9 million for D&O insurance and professional fees, and payroll related expenses. Approximately $0.2 million of costs were incurred related to the Cortigent IPO in the quarter.

Other income. Other income was impacted by the merger acquisition of cash which increased our interest income by $0.5 million for the three months ended June 30, 2023 as compared to the same period in 2022 before the merger.

 Comparison of the Six Months Ended June 30, 2023 and 2022

Research and development expense. Research and development expense increased by $1.9 million, or 33%, to $7.8 million in the first six months of 2023 from $5.9 million in the same period of 2022. The costs increased due to costs of our acquired company Second Sight being included from the merger acquisition date of August 30, 2022. This inclusion increased these costs for the period by $1.2 million. The remainder of the increase was primarily due to drug implants development costs.

General and administrative expense. General and administrative expense increased $3.7 million, or 174%, to $5.8 million in the first six months of 2023 from $2.1 million in the same period of 2022. This increase was attributable to increased costs associated with the inclusion of our acquired company Second Sight which totaled $2.1 million in the first six months of 2023, higher public company costs of $1.0 million, and higher payroll related expenses. Approximately $0.3 million of costs were incurred related to the Cortigent IPO in the period.

Other income. Other income was impacted by the merger acquisition of cash which increased our interest income to $0.7 million for the six months ended June 30, 2023 as compared to the same period in 2022 before the merger.

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In particular, we expect to incur increased expenses as we initiate our planned Phase 2 clinical trial of NPM-119. On August 11, 2023, the FDA notified us that the agency was placing a clinical hold on our IND for the proposed FIH study of NPM-119. The FDA indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. If we are required to conduct additional IND-enabling activities such as additional pre-clinical studies, our overall expenditures relating to our NPM-119 program would increase. In addition, if we obtain marketing approval we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash, cash equivalents and restricted cash decreased by $12.6 million from $46.4 million as of December 31, 2022 to $33.9 million as of June 30, 2023. Working capital was $29.1 million as of June 30, 2023 compared to $40.7 million as of December 31, 2022, a decrease of $11.6 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the six months ended June 30, 2023, we used $12.5 million of cash in operating activities, consisting primarily of a net loss of $12.8 million and a net increase in net operating assets of $0.9 million, partially offset by non-cash charges of $1.2 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets. During the six months ended June 30, 2022, we used $6.6 million of cash in operating activities, consisting primarily of a net loss of $8.0 million, offset by non-cash charges which provided cash of $1.0 million for depreciation and amortization of property and equipment, stock-based compensation, change in right of use and partially offset by a net decrease in net operating assets of $0.4 million.

Cash Flows from Investing Activities

Cash used for investing activities in the six months ended June 30, 2023 and 2022 was minimal for both periods. In 2023 $81,000 was used for the purchase of property and equipment. In 2022, $116,000 was used for the purchase of property and equipment.

Cash Flows from Financing Activities

Financing activities was $7,000 in the six months ended June 30, 2023. Financing activities provided $8.0 million of cash in the six months ended June 30, 2022 from the funding of the SAFE agreement.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of June 30, 2023, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2023, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 9, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgement, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. The Company filed an appeal with the Appeals Court of Paris on May 24, 2023. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022 related to this matter but plans to raise any and all legal challenges to this preliminary judgement.

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

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The material risks associated with our business were most recently discussed in our Form 10-K that we filed on March 31, 2023. There have been no material changes from the risk factors previously disclosed in such filing, other than those as discussed below.

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

For example, on August 11, 2023, the U.S. Food and Drug Administration (FDA) notified Vivani that the agency was placing a clinical hold on Vivani’s Investigational New Drug (IND) application for the proposed first in human (FIH) study of NPM-119. The FDA indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. Vivani plans to engage with the FDA in order to lift the clinical hold and commence its planned clinical development of NPM-119. However, there can be no assurance that we can address the issues that the FDA may identify in its letter in a timely manner or at all, and we may incur additional expenses in connection with our efforts to advance NPM-119 into the clinic.

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

For example, on August 11, 2023, the FDA notified us that the agency was placing a clinical hold on IND application for the proposed FIH study of NPM-119. The FDA indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. We plan to engage with the FDA in order to lift the clinical hold and commence our planned clinical development of NPM-119. However, there can be no assurance that we can address the issues that the FDA may identify in its letter in a timely manner or at all, and we may incur additional expenses in connection with our efforts to advance NPM-119 into the clinic.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on August 11, 2023, the FDA notified us that the agency was placing a clinical hold on our IND for the proposed FIH study of NPM-119. The FDA indicated its intention to subsequently provide an official clinical hold letter stating the reasons for the clinical hold. If we are required to conduct additional IND-enabling activities such as additional pre-clinical studies, our overall expenditures relating to our NPM-119 program would increase.  Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Conversion of Vivani Medical, Inc. (a California corporation) to Vivani Medical, Inc. (a Delaware corporation), dated July 5, 2023 and effective July 5, 2023 (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

3.2	Bylaws of Vivani Medical, Inc. (a Delaware Corporation) effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

31.1	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instant Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	August 14, 2023
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid A. Makes	Chief Financial Officer	August 14, 2023
Brigid A. Makes	(Principal Financial and Accounting Officer)