Form 10-Q
period 2023-09-30
Vivani Medical, Inc.
filed 2023-11-13
CIK 1266806

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36747

Vivani Medical, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	02-0692322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 S. Loop Road, Alameda, CA 94502

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

Yes ☐  No ☒

As of November 10, 2023, the registrant had 51,025,060 shares of common stock, par value $0.0001 per share and 7,680,938 warrants, outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022	5
	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three-month periods ended during the nine months ended September 30, 2023 and 2022	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	7
	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$24,821	$45,076
Prepaid expenses and other current assets	5,861	2,452
Total current assets	30,682	47,528
Property and equipment, net	1,134	1,182
Right-of-use assets	20,050	779
Restricted cash	1,366	1,366
Deposits and other assets	87	275
Total assets	$53,319	$51,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,891	$1,177
Accrued expenses	1,815	2,358
Litigation accrual	1,675	1,675
Accrued compensation expense	676	657
Current operating lease liabilities	1,376	955
Total current liabilities	7,433	6,822
Long term operating lease liabilities	19,679	—
Total liabilities	27,112	6,822
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share, 10,000 shares authorized; none outstanding	—	—
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 51,025 as of September 30, 2023 and 50,736 as of December 31, 2022, respectively	5	5
Additional paid-in capital	118,568	117,054
Accumulated other comprehensive loss	46	35
Accumulated deficit	(92,412)	(72,786)
Total stockholders’ equity	26,207	44,308
Total liabilities and stockholders’ equity	$53,319	$51,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating expenses:
Research and development, net of grants	$4,441	$3,859	$12,260	$9,742
General and administrative	2,703	1,585	8,488	3,709
Total operating expenses	7,144	5,444	20,748	13,451

Loss from operations	(7,144)	(5,444)	(20,748)	(13,451)
Other income (expense), net	362	6,867	1,122	6,846

Net income/(loss)	$(6,782)	$1,423	$(19,626)	$(6,605)

Net income/(loss) per common share – basic	$(0.13)	$0.04	$(0.39)	$(0.18)

Net income/(loss) per common share – diluted	$(0.13)	$0.04	$(0.39)	$(0.18)

Weighted average common shares outstanding – basic	50,837	37,965	50,757	37,712
Weighted average common shares outstanding – diluted	50,837	38,477	50,757	37,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(6,782)	$1,423	$(19,626)	$(6,605)

Other comprehensive income (loss):
Foreign currency translation adjustments	(19)	(26)	11	(26)
Comprehensive income (loss)	$(6,801)	$1,397	$(19,615)	$(6,631)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)
(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance, January 1, 2022	36,803	$4	$61,358	$—	$(58,897)	$2,465
Repurchase of common stock	4	—	—	—	—	—
Options exercised	24	—	1	—	—	1
Stock-based compensation expense	—	—	340	—	—	340
Net loss	—	—	—	—	(3,924)	(3,924)

Balance, March 31, 2022	36,831	$4	$61,699	$—	$(62,821)	$(1,118)
Options exercised	6	—	12	—	—	12
Stock-based compensation expense	—	—	394	—	—	394
Net loss	—	—	—	—	(4,104)	(4,104)

Balance, June 30, 2022	36,837	$4	$62,105	$—	$(66,925)	$(4,816)

Options exercised	763	—	3	—	—	3
Shares issued for SSMP assets	13,136	1	54,384	—	—	54,385
Stock-based compensation expense	—	—	391	—	—	391
Foreign currency translation adjustment	—	—	—	(26)		(26)
Net income	—	—	—	—	1,423	1,423
Balance, September 30, 2022	50,736	$5	$116,883	$(26)	$(65,502)	$51,360

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2023	50,736	$5	$117,054	$35	$(72,786)	$44,308
Options exercised	53	—	—	—	—	—
Stock-based compensation expense	—	—	369	—	—	369
Foreign currency adjustment	—	—	—	9	—	9
Net loss	—	—	—	—	(6,318)	(6,318)

Balance, March 31, 2023	50,789	$5	$117,423	$44	$(79,104)	$38,368

Options exercised	10	—	7	—	—	7
Stock-based compensation expense	—	—	524	—	—	524
Foreign currency adjustment	—	—	—	21	—	21
Net loss	—	—	—	—	(6,526)	(6,526)

Balance, June 30, 2023	50,799	$5	$117,954	$65	$(85,630)	$32,394

Options exercised	226	—	103	—	—	103
Stock-based compensation expense	—	—	511	—	—	511
Foreign currency adjustment	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(6,782)	(6,782)

Balance, September 30, 2023	51,025	$5	$118,568	$46	$(92,412)	$26,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,626)	$(6,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259	271
Stock-based compensation	1,404	1,125
Non-cash lease expense	829	23
Gain on bargain purchase	—	(6,877)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,286)	(792)
Accounts payable	718	(1,163)
Accrued compensation expenses	18	102
Accrued expenses	(534)	332
Net cash used in operating activities	(20,218)	(13,584)
Cash flows from investing activities:
Purchase of intangibles	—	(48)
Purchases of property and equipment	(144)	(249)
Net cash used in investing activities	(144)	(297)
Cash flows from financing activities:
Cash acquired in merger for stock consideration	—	55,374
Proceeds from SAFE note	—	8,000
Net proceeds from exercise of options	110	16
Net cash provided by financing activities	110	63,390
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Cash, cash equivalents and restricted cash:
Net increase (decrease)	(20,255)	49,506
Balance at beginning of period	46,442	2,178
Balance at end of period	$26,187	$51,684
Non-cash investing and financing activities:
Establishment of operating right-of-use assets through operating lease obligations	$20,755	$—
Cancellation of SAFE indebtedness in merger	$—	$8,000
Net liabilities acquired in merger for stock consideration	$—	$2,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implants, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. For example, approximately 50% of patients treated for type 2 diabetes are non-adherent to their medicines which can lead to poor clinical outcomes. We are developing a portfolio of miniature, subdermal drug implants that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing adherence by delivering therapeutic drug levels for up to 6 months or longer. In addition, by leveraging our proprietary NanoPortal implant technology we can design implants that deliver minimally fluctuating drug levels that may improve the tolerability profiles for certain medicines for which side effects are associated with fluctuating drug levels such as GLP-1 receptor agonists (GLP-1s).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc. (“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”), pursuant to which NPM became a wholly owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc.

In December 2022, we contributed our neuromodulation assets and certain liabilities to Cortigent, Inc. (“Cortigent”) a newly formed corporation in Delaware, and wholly owned subsidiary of Vivani, in exchange for 20 million shares of common stock of Cortigent. While the primary focus of Vivani is to develop and ultimately commercialize our drug implant business from legacy company NPM, Vivani’s new management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of Cortigent which includes the development of its pioneering neurostimulation systems to help patients recover critical body functions. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent will likely continue to be majority-owned by Vivani immediately following its initial public offering.

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

Vivani has added NPM-115 (high-dose exenatide implant) to its emerging portfolio under development for chronic weight management in obese or overweight patients. Although Vivani’s exenatide implant was initially being developed for the treatment of type 2 diabetes, we have observed in preclinical studies that the exenatide implant was associated with ~16.6% lower weight than a vehicle control implant after 3 weeks of implantation in non-obese Sprague-Dawley rats, and that this weight difference was substantially maintained for the full 16-week treatment duration. This result is consistent with the magnitude of weight loss reported in the literature from a separate study that administered semaglutide, the drug substance in the blockbuster products Ozempic®, Wegovy®, and Rybelsus®, in the same animal model. Vivani seeks to investigate the potential of exenatide, when delivered at the appropriate dose and with a delivery mechanism that mitigates issues of medication adherence, to achieve weight loss effects in humans, subject to regulatory clearance. Given the extraordinary adoption of GLP-1 products for the treatment of obesity, Vivani intends to emphasize NPM-115 and advance the program towards human testing.

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023 to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, exclusively due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. In parallel, Vivani plans to submit an application to a Human Research Ethics Committee in Australia to support the initiation of an alternative first-in-human trial in that country while continuing our efforts to lift the clinical hold with the FDA. If available, we intend to utilize research and development incentives and rebates from the Australian government in order to defray a portion of the costs from the trial. Since clinical studies conducted in Australia comply with the International Conference on Harmonization (ICH) guidelines, we plan to use relevant clinical data generated in Australia to support regulatory activities in other geographies including the US.

NPM-139 (undisclosed compound and partner) continues to demonstrate the potential as a once-yearly implant under development for chronic weight management obese or overweight patients. Because of the discontinuation of the parent compound by the undisclosed third-party partner, Vivani is removing NPM-159 from its portfolio.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, the Company has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight Medical Products, Inc., prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to the Company at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of the Company. The Company will forgive any remaining amounts due by Cortigent to the Company under the TFSSA.

Agreement and Plan of Merger with Nano Precision Medical, Inc.

On February 4, 2022, Second Sight entered into an agreement and plan of merger (the “Merger Agreement”) with NPM. The Merger was approved by the shareholders of Second Sight on July 27, 2022, and closed on August 30, 2022. Upon consummation of the Merger, NPM became a wholly owned subsidiary of Second Sight. Concurrent with the Merger, Second Sight changed its name to Vivani Medical, Inc., and changed its trading symbol from EYES to VANI, and trades under the ticker VANI on the NASDAQ market. Certain investors and members of the NPM board of directors are also investors and members of the board of directors of Second Sight.

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

We recognized $0.7 million of acquisition related costs that were expensed in the twelve months ended December 31, 2022. These costs are included in the consolidated income statement in the line item entitled “General and administrative.”

Pro forma consolidated net loss as if Second Sight had been included in the consolidated results was $20.6 million for the nine months ended September 30, 2022.

Liquidity

From inception, our operations have been funded primarily through the sales of our common stock and warrants. The completion of our reverse merger with Second Sight provided $53.3 million in net assets including approximately $55.4 million in cash.

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel medical devices, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into early 2025.

2. Basis of Presentation, Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States GAAP and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2022, included within our Annual Report on Form 10-K filed with the SEC on March 31, 2023. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

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

The computation of the weighted-average shares of common stock outstanding for diluted EPS excludes the following potential common shares as of September 30, 2023, and 2022 (in thousands):

	September 30, 2023	September 30, 2022
Shares underlying warrants outstanding	10,311	10,311
Shares underlying stock options outstanding	6,043	4,515
Shares underlying RSU’s	403	—

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

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2023, include gross assets amounting to $0.1 million relating to operations of our subsidiary based in Switzerland.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
September 30, 2023 (unaudited):
Money market funds	$23,250	$23,250	$—	$—
December 31, 2022:
Money market funds	$44,417	$44,417	$—	$—

5. Selected Balance Sheet Detail

Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment	$3,728	$3,520
Furniture and fixtures	10	10
Software	54	51
Leasehold improvements	12	12
	3,804	3,593
Accumulated depreciation and amortization	(2,670)	(2,411)
Property and equipment, net	$1,134	$1,182

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

Assets	Classification	September 30, 2023 (in thousands)	December 31, 2022 (in thousands)
Non-current assets	Right-of-use assets	$20,050	$779
Liabilities
Current	Current operating lease liabilities	$1,376	$955
Long term	Long term operating lease liabilities	$19,679	$—

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Cash paid for operating lease liabilities (in thousands)	$375	$265	1,134	687

Operating lease cost, was $1.1 million and $0.2 million and was $2.0 million and $0.7 million during the three-month and nine-month periods ended September 30, 2023 and 2022, respectively. Variable lease cost comprising primarily of common area maintenance charges and taxes for the operating lease was $0.4 million and $0.1 million and was $0.6 million and $0.2 million during the three-month and nine-month periods ended September 30, 2023 and 2022, respectively.

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

Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California on November 21, 2022. The stated term of the lease commences on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. Payments increase annually from $2,676,311 to $3,596,784, or 124 payments less the first four which are abated, totaling approximately $31 million. Vivani will be responsible for insurance, property taxes and CAM charges. Vivani was required to deposit $1.4 million to guarantee a letter of credit to secure the lease and this amount is included in long-term assets on the balance sheet at September 30, 2023. The lease in Emeryville, California expired on September 30, 2023.

The Company evaluated the lease under the provisions of ASC 842, Leases. The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of September 30, 2023 (in thousands):

Year Ending December 31,
2023	$798
2024	3,070
2025	2,914
2026	2,889
2027	2,976
Thereafter	18,927
Total lease payments	$31,574

Less imputed interest	(10,519)

Total lease liabilities	$21,055

Weighted-average discount rate	8.41%

Weighted-average remaining lease term	9.70 years

6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 51,025,060 issued as of September 30, 2023. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued. On August 19, 2022, the Company initiated a reverse stock split of one share for every three shares. All share numbers have been retroactively adjusted for the split. On August 30, 2022, 13,136,362 shares were deemed issued for the merger acquisition.

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

A summary of warrant activity for the nine months ended September 30, 2023 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2022	10,311	$11.13	2.31
Issued	—
Exercised	—
Forfeited or expired	—
Warrants outstanding as of September 30, 2023	10,311	$11.13	1.56
Warrants exercisable as of September 30, 2023	10,311	$11.13	1.56

The warrants outstanding as of September 30, 2023, had no intrinsic value.

8. Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2023, is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Options outstanding as of December 31, 2022	5,272	$3.07	7.15
Granted	1,294	$1.24
Exercised	(327)	$0.53
Forfeited or expired	(196)	$2.84
Options outstanding, vested and expected to vest as of September 30, 2023	6,043	$2.82	7.17
Options exercisable as of September 30, 2023	3,854	$3.41	6.19

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2023, was $0.1 million. As of September 30, 2023, there was $2.1 million of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted average period of 1.2 years.

During the nine months ended September 30, 2023, we granted stock options to purchase 1,293,817 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $1.24 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years. The fair value of options subject to only service conditions are valued using the Black-Scholes option pricing model, while those subject to performance or market conditions are valued using the Monte-Carlo Simulation model. During the nine-months ended September 30, 2023, 200,000 options were issued and valued at $0.1 million using the Monte-Carlo model using the following assumptions:

●	Beginning Stock Price. We utilized the Company’s publicly traded share price as of the Valuation Date as the beginning stock value. At the Valuation Date, the publicly traded common share price was $1.09 per share.

●	Drift Rate. In determining the value of the instrument in the risk-neutral framework, risk-free rates were estimated based on the applicable treasury rate for the projection period. For each simulation, the term of the risk-free rate was based on the term from the Valuation Date through the latest date on which the award could vest (i.e., two years following the Performance Period End Date). Please note that, for the purposes of calculating the service period associated with the Subject Interest, the Company’s cost of equity was utilized as the drift rate.

●	Volatility. The total equity volatility (standard deviation) was based on a total equity volatility analysis.

●	Period. The period was measured as the number of years from the Valuation Date through the PSO expiration date (10 years following the date of grant).

●	Dividends. The Company has not historically paid dividends. In addition, the Company does not expect to pay dividends going forward. As such, no dividends were considered in our analysis.

During the nine-months ended September 30, 2023, 1,093,817 options were issued and valued at $1.1 million using the Black-Scholes option-pricing model using the following assumptions: expected term of 4.00 to 6.20 years, volatility of 100%, risk-free interest rate of 3.99% to 4.45%, and expected dividend rate of 0.0%.

We also granted 402,500 RSU’s (as defined below) during the nine months ended September 30, 2023. These RSUs had market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

The steps involved in utilizing the Monte Carlo simulation in order to value the performance-based RSUs included the following:

1. Projection of the Company’s Common Stock Value. The performance-based RSUs were measured based on the Company’s underlying common stock value over the performance period (four years following the Valuation Date).

Additionally, we considered the two-year vesting period following achievement of the performance condition. Accordingly, our common stock value was simulated over a six-year period to capture iterations through which the performance condition was satisfied on the Performance Period End Date. The analysis involved projecting our common stock value starting with our current common stock value. The forecasted stock price was based on the Geometric Brownian motion (“GBM”), and the Monte Carlo simulation generated random variables using the GBM to forecast our stock price on a daily basis over the specified period assuming 252 trading days per year. The Monte Carlo simulation for the PSO utilized the following assumptions:

●	Beginning Stock Price. As of the Valuation Date, we were a publicly traded company with an observable share price. Therefore, we utilized our publicly traded share price as of the Valuation Date as the beginning stock value. At the Valuation Date, the Company’s publicly traded common share price was $1.09 per share.

●	Drift Rate. In determining the value of the instrument in the risk-neutral framework, risk free rates were estimated based on the applicable treasury rate for the projection period. For each simulation, the term of the risk-free rate was based on the term from the Valuation Date through the latest date on which the award could vest (i.e., two years following the Performance Period End Date). Please note that, for the purposes of calculating the service period associated with the Subject Interest, our cost of equity was utilized as the drift rate.

●	Volatility. The total equity volatility (standard deviation) was based on a total equity volatility analysis in a separate analysis.

●	Period. The period was measured as the number of years from the Valuation Date through the latest date on which the award could vest.

●	Dividends. We have not historically paid dividends nor do we expect to pay dividends going forward. As such, no dividends were considered in our analysis.

2. Consideration of the Performance-Vesting Schedule. As previously discussed, our publicly traded common share price must equal or exceed the Stock Price Hurdle amount of $3.15 over a 3-consecutive-trading-day rolling period on or before the Performance Period End Date. If such performance condition is achieved, 1/3 of the award shall vest on the Hurdle Achievement Date, 1/3 of the award shall vest one year following the Hurdle Achievement Date, and 1/3 of the award shall vest two years following the Hurdle Achievement Date.

3. Performance-Based RSU Value Conclusion. The proceeds from the vesting of common shares were then discounted to the Valuation Date using the applicable risk-free rate, which is consistent with the assumption utilized to project stock prices in our Monte Carlo simulation. The Monte Carlo simulation was then iterated 100,000 times and the concluded fair value of the performance-based RSUs was based on the average result from the simulation. For the purposes of calculating the weighted service period associated with the Subject Interest, a separate simulation was performed using our cost of equity as the drift rate. The service period was then determined based on the median Hurdle Achievement Date.

The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	—	$—
Awarded	403	0.93
Vested and released	—	—
Forfeited/canceled	—	—
Outstanding as of September 30, 2023	403	$0.93

As of September 30, 2023, there was $0.2 million of total unrecognized compensation cost related to the outstanding RSUs that will be recognized over a weighted average period of 0.4 years.

Stock-based compensation expense recognized for stock-based awards in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023, and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$277	$274	$809	$788
General and administrative	234	117	595	337
Total	$511	$391	$1,404	$1,125

9.	Risk and Uncertainties

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

10. Commitments and Contingencies

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed for the three and nine months ended September 30, 2023 were $4,000 and $119,000, respectively. Total amounts charged for the three and nine months ended September 30, 2022 were $2,000 and $2,000, respectively.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. In April, 2021, we remitted $1,000,000 to Pixium for liquidated damages as contemplated by the MOU. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 9, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgement, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. The Company filed an appeal with the Appeals Court of Paris on May 24, 2023. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to raise any and all legal challenges to this preliminary judgement.

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

 11. Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

While Cortigent continues to pursue its efforts towards its initial public offering, in October 2023, certain of its employees have been furloughed as an expense reduction measure. This action, as well as other measures that may be taken in the future, may adversely affect the operations of Cortigent, including its ability to conduct its initial public offering, particularly if such furloughed employees determine to seek employment elsewhere. In addition, such employees have asserted and others in the future may assert their entitlement to payments or other benefits in connection with their furlough or, if applicable, termination, which may cause the Company or Cortigent to incur additional expenses if the Company determines to, or is required to, satisfy such asserted entitlements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our products, plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties, including statements regarding our expected financial results in future periods. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “will,” “would,” “strategy” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, liquidity, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals, including those required to commence clinical development of our product candidates, insurance reimbursements and product launches, our financing plans and future capital requirements, and statements regarding the anticipated or projected impact of our merger on our business, results of operations, financial condition or prospects, the materially adverse impact of the COVID-19 coronavirus pandemic and related public health measures on our business. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. We assume no obligations to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implants, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. For example, approximately 50% of patients treated for type 2 diabetes are non-adherent to their medicines which can lead to poor clinical outcomes. We are developing a portfolio of miniature, subdermal drug implants that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing adherence by delivering therapeutic drug levels for up to 6 months or longer. In addition, by leveraging our proprietary NanoPortal implant technology we can design implants that deliver minimally fluctuating drug levels that may improve the tolerability profiles for certain medicines for which side effects are associated with fluctuating drug levels such as GLP-1 receptor agonists (GLP-1s).

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc.(“NPM”) and Second Sight Medical Products, Inc. (“Second Sight”) pursuant to which NPM became a wholly owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc.

In December 2022, we contributed our neuromodulation assets and certain liabilities to Cortigent, Inc., a newly formed wholly owned subsidiary of Vivani, in exchange for 20 million shares of common stock of Cortigent. While the primary focus of Vivani is to develop and ultimately commercialize our drug implant business from legacy company NPM, Vivani’s new management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of Cortigent which includes the development of its pioneering neurostimulation systems to help patients recover critical body functions. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. While Cortigent continues to pursue its efforts toward its initial public offering, it has furloughed some of its employees as an expense-reduction measure. There can be no assurance that Cortigent can complete its initial public offering on favorable terms, in a timely manner or at all.

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

Vivani has added NPM-115 (high-dose exenatide implant) to its emerging portfolio under development for chronic weight management obese or overweight patients. Although Vivani’s exenatide implant was initially being developed for the treatment of type 2 diabetes, we have observed in preclinical studies that the exenatide implant was associated with ~16.6% lower weight than a vehicle control implant after 3 weeks of implantation in non-obese Sprague-Dawley rats, and that this weight difference was substantially maintained 16-week treatment duration of the study. This result is consistent with the magnitude of weight loss reported in the literature from a separate study that administered semaglutide, the drug substance in the blockbuster products Ozempic®, Wegovy®, and Rybelsus®, in the same animal model. Vivani seeks to investigate the potential of exenatide, when delivered at the appropriate dose and with a delivery mechanism that mitigates issues of medication adherence, to achieve weight loss effects in humans, subject to regulatory clearance. Given the extraordinary adoption of GLP-1 products for the treatment of obesity, Vivani intends to emphasize NPM-115 and advance the program towards human testing.

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, exclusively due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. In parallel, Vivani plans to submit an application to a Human Research Ethics Committee in Australia to support the initiation of an alternative first-in-human trial in that country while continuing our efforts to lift the clinical hold with the FDA. If available, we intend to utilize research and development incentives and rebates from the Australian government in order to defray a portion of the costs from the trial. Since clinical studies conducted in Australia comply with the International Conference on Harmonization (ICH) guidelines and data generated here are accepted by the FDA, we plan to use relevant clinical data generated in Australia to support regulatory activities in other geographies including the US.

NPM-139 (undisclosed compound and partner) continues to demonstrate the potential as a once-yearly implant under development for chronic weight management in obese or overweight patients. Because of the discontinuation of the parent compound by the undisclosed third-party partner, Vivani is removing NPM-159 from its portfolio.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, the Company has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight Medical Products, Inc., prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to the Company at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of the Company. The Company will forgive any remaining amounts due by Cortigent to the Company under the TFSSA.

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

On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold exclusively due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. If we are required to conduct additional nonclinical and/or clinical activities, our overall expenditures relating to our NPM-119 program would increase. Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To finance our operations, we will need to raise additional capital, which cannot be assured. Our operating plan may change as a result of many factors currently unknown to us, and we will need to seek additional funds through public or private equity offerings or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed on favorable terms or at all. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, or we may be unable to expand or maintain our operations, maintain our current organization and employee base or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition and results of operations. We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into early 2025.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2023.

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

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and development expense. Research and development expense increased by $0.5 million, or 15%, to $4.4 million in the third quarter of 2023 from $3.9 million in the third quarter of 2022. The costs increased due to costs of our acquired company Second Sight being included from the merger acquisition date of August 30, 2022. This inclusion increased these costs for the quarter by $0.3 million. The remainder of the increase was primarily due to drug implants development costs.

General and administrative expense. General and administrative expense increased $1.1 million, or 71%, to $2.7 million in the third quarter of 2023 from $1.6 million in the same period of 2022. This increase was attributable to increased costs associated with the inclusion of our acquired company Second Sight which increased $0.6 million in the third quarter of 2023 versus the partial quarter of 2022 which only included one month from the merger date, higher costs associated with being a public company for D&O insurance and professional fees, and higher payroll related expenses.

Other income (expense). Other income was impacted by the merger acquisition of cash which increased our interest income to $0.4 million for the three months ended September 30, 2023. The quarter ended September 30, 2022 was impacted by the gain on bargain purchase of $6.9 million recorded on the purchase of Second Sight at the time of the merger.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Research and development expense. Research and development expense increased by $2.6 million, or 26%, to $12.3 million in the first nine months of 2023 from $9.7 million in the same period of 2022. The costs increased due to costs of our acquired company Second Sight being included from the merger acquisition date of August 30, 2022. This inclusion increased these costs for the period by $1.4 million. The remainder of the increase was primarily due to drug implants development costs and increased payroll related costs.

General and administrative expense. General and administrative expense increased $4.8 million, or 129%, to $8.5 million in the first nine months of 2023 from $3.7 million in the same period of 2022. This increase was attributable to increased costs associated with the inclusion of our acquired company Second Sight which increased $2.7 million in the first nine months of 2023 versus the partial inclusion of one month in 2022 after the merger date, higher public company costs and higher payroll related expenses.

Other income (expense). Other income was impacted by the merger acquisition of cash which increased our interest income to $1.1 million for the nine months ended September 30, 2023. The income for the nine months ended September 30, 2022 included $6.9 million for the gain on bargain purchase from the acquisition of Second Sight.

Liquidity and Capital Resources

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel pharmaceutical product candidates and medical device candidates, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. Our cash balance as of September 30, 2023 was $24.8 million which excludes $3.2 million of reimbursable tenant improvements recorded in our prepaid account. We expect our cash runway to extend into early 2025.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. In particular, we expect to incur increased expenses as we initiate our planned first-in-human (FIH) clinical trial of NPM-119, also known as LIBERATE-1. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold exclusively due to CMC information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the Clinical Hold and enable the expeditious initiation of LIBERATE-1. If we are required to conduct additional nonclinical or clinical activities preclinical or IND-enabling activities such as additional pre-clinical, our overall expenditures relating to our NPM-119 program would increase. In addition, if we obtain marketing approval we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash, cash equivalents and restricted cash decreased by $20.2 million from $46.4 million as of December 31, 2022 to $26.2 million as of September 30, 2023. Working capital was $23.2 million as of September 30, 2023 compared to $40.7 million as of December 31, 2022, a decrease of $17.5 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, we used $20.2 million of cash in operating activities, consisting primarily of a net loss of $19.6 million and a net increase in net operating assets of $3.0 million, partially offset by non-cash charges of $2.4 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets. During the first nine months of 2022, we used $13.6 million of cash in operating activities, consisting primarily of a net loss of $6.6 million increased by non-cash charges which used cash of $5.4 million for depreciation and amortization of property and equipment, stock-based compensation and change in right of use assets and the gain from the bargain purchase and a net change in operating assets and liabilities of $1.6 million.

Cash Flows from Investing Activities

Cash used for investing activities in the nine months ended September 30, 2023 and 2022 was $144,000 and $297,000, respectively. In 2023 $144,000 was used for the purchase of property and equipment. In 2022, $297,000 was used for the purchase of property and equipment and intangibles.

Cash Flows from Financing Activities

Financing activities was $110,000 in the nine months ended September 30, 2023 from the net proceeds from exercise of stock options. Financing activities provided $63.4 million of cash in the nine months ended September 30, 2022, $55.4 million for cash acquired in the merger for stock consideration and $8.0 million from the funding of the SAFE agreement.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. As of September 30, 2023, our investments consisted solely of money market funds.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2023, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. On April 1, 2021, we remitted $1,000,000 to Pixium for liquidated damages as contemplated by the MOU. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 9, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgement, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. The Company filed an appeal with the Appeals Court of Paris on May 24, 2023. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022 related to this matter but plans to raise any and all legal challenges to this preliminary judgement.

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

For example, on August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold exclusively due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. However, there can be no assurance that we can address the issues identified by the FDA in a timely manner or at all, and we may incur additional expenses in connection with our efforts to advance NPM-119 into the clinic.

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

For example, on August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold exclusively due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. However, there can be no assurance that we can address the issues identified by the FDA in a timely manner or at all, and we may incur additional expenses in connection with our efforts to advance NPM-119 into the clinic.

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

The recent furloughing of certain Cortigent employees may adversely impact its ability to achieve its business objectives and result in the incurrence of additional expenses by us or Cortigent.

While Cortigent continues to pursue its efforts towards its initial public offering, in October 2023, certain of its employees have been furloughed as an expense reduction measure. This action, as well as other measures that may be taken in the future, may adversely affect the operations of Cortigent, including its ability to conduct its initial public offering, particularly if such furloughed employees determine to seek employment elsewhere. In addition, certain such employees have asserted and others in the future may assert their entitlement to payments or other benefits in connection with their furlough or, if applicable, termination, which may cause the Company or Cortigent to incur additional expenses if the Company determines to, or is required to, satisfy such asserted entitlements. We or Cortigent may also lose the services of these employees even if the furlough were ended, if they determine not to remain with us or Cortigent in the long term. As a result, there can be no assurance that Cortigent can complete its initial public offering on favorable terms, in a timely manner or at all. In addition, certain such employees have asserted and others in the future may assert their entitlement to payments or other benefits in connection with their furlough or, if applicable, termination, which may cause us or Cortigent to incur additional expenses if we determine to, or are required to, satisfy such asserted entitlements.

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the European Medicines Agency (EMA) or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold exclusively due to insufficient CMC information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. If we are required to conduct additional nonclinical and/or clinical activities, our overall expenditures relating to our NPM-119 program would increase. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

Inadequate funding for the FDA, the SEC, and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, or if the agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Plan of Conversion of Vivani Medical, Inc. (a California corporation) to Vivani Medical, Inc. (a Delaware corporation), dated July 5, 2023 and effective July 5, 2023 (incorporated by reference to Exhibit 99.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

3.2	Bylaws of Vivani Medical, Inc. (a Delaware Corporation) effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2023)

10.1*	Amendment 1 to the Transition Funding, Support and Services Agreement dated August 28, 2023, (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2023)

31.1	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instant Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Indicates the exhibit is being furnished, not filed, with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	November 13, 2023
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid A. Makes	Chief Financial Officer	November 13, 2023
Brigid A. Makes	(Principal Financial and Accounting Officer)