Form 10-K
period 2023-12-31
Vivani Medical, Inc.
filed 2024-03-26
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-36747

Vivani Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0692322 (I.R.S. Employer Identification No.)

1350 S. Loop Road, Alameda, CA 94502
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (415) 506-8462

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	VANI	NASDAQ Capital Market

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2023, computed by reference to the closing sales price on the Nasdaq Capital Market on June 30, 2023, was approximately $38.9 million.

As of March 22, 2024, the registrant had 54,978,000 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of registrant’s fiscal year end of December 31, 2023.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-K

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors related to the Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2023.

 Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K. These risks include, but are not limited to, the following:

●	We are a preclinical stage company with a limited operating history, and have no products approved for commercial sale.
●	We are dependent on the successful development, regulatory approval and commercialization of one or more product candidates; there can be no assurance that we may achieve any of these objectives.
●	Final marketing approval of NPM-115, NPM-119, or any of our other product candidates by the U.S. Food and Drug Administration (“FDA”), or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing our product candidates, and our clinical development efforts may not yield favorable results.
●	The commercial success of our product candidates, if approved, depends upon their market acceptance among physicians, patients, healthcare payors, and the medical community.
●	We are subject to a multitude of manufacturing risks, including reliance on third parties, any of which could substantially increase our costs and limit supply of our product candidates.
●	We may not be able to adequately protect our proprietary or licensed technology.
●	We may infringe the intellectual property rights of others, which may prevent or delay our development efforts and prevent us from commercializing or increase the costs of commercializing our product candidates, if approved.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report on Form 10-K, or Form 10-K, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	our anticipated operating and financial performance, business plans, and prospects;
●	expectations for our products, including anticipated regulatory submissions, study completion, approvals, clinical trial results and other developing data that become available, potential market size, and potential reimbursement pathways;
●	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (“IND”) applications for and regulatory approval of our product candidates;
●	our ability to create and maintain a pipeline of product candidates;
●	our ability to advance any product candidate into, and successfully complete clinical trials;
●	our ability to initiate and successfully maintain operations of our subsidiary in Australia, including with respect to studies of our products and product candidates;
●	the initiation, timing, design, progress and results of our clinical trials, and our research and development program;
●	the success of the business combination on including future capital expenditures, expenses, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the successful synergies of the business combination;
●	the impacts of the ongoing COVID-19 pandemic and macroeconomic factors that could impact our business, such as supply chain and inflationary pressures and the effects of the Russian invasion of Ukraine on the global economy, on our business or operations; and
●	the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy.

Any forward-looking statements in this Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, assumptions and other factors described under the “Risk Factors” section and elsewhere in this Form 10-K, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

This Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

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

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). Vivani’s main priority is the further development of the company’s lead programs NPM-115 and NPM-119, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options for the Neuromodulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

Moving forward, Vivani’s focus will be on the further development of NPM-115, NPM-119, and its emerging pipeline of innovative miniature, long-term drug implants to treat patients with chronic diseases and high unmet medical need. The origins of this business started while its current Vivani CEO and NPM co-founder Adam Mendelsohn and two of his graduate school colleagues, Kathleen Fischer and Lily Peng, at the University of California, San Francisco (“UCSF”) and the University of California, Berkeley (“UCB”), entered business school competitions leveraging their growing knowledge of chemistry, drug delivery, and nanoscale technology to propose the development of new miniature, biocompatible, drug implant prototypes capable of releasing therapeutic drug levels over an extended period of time. Based on their success and encouragement from professors and others, including medical device/pharmaceutical icon Alfred E. Mann, Dr. Mendelsohn and colleagues started NPM in 2009 and operations began in 2011 in an incubator on the UCB campus. Today, the Company has grown to 37 full-time employees and its current headquarters and operations are located at 1350 South Loop Road, Alameda, California.

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

In February 2022, we announced the signing of a definitive merger agreement between NPM and Second Sight, pursuant to which NPM became a wholly-owned subsidiary of Second Sight. On August 30, 2022, the two companies completed the merger, concurrent with which Second Sight changed its name to Vivani Medical, Inc. and now conducts the present business of the Company. In September 2022, we announced the formation of the Company’s Biopharm Division to advance the assets of the former NPM which includes the further development of the Company’s lead programs, NPM-115 and NPM-119, a miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. Vivani’s management team remains committed to identifying and exploring strategic options for the Neuromodulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems from Second Sight to help patients recover critical body functions. On December 28, 2022, the assets and liabilities of this segment were contributed to Cortigent, Inc. a newly formed wholly owned subsidiary of Vivani, in exchange for 20,000,000 shares of common stock of Cortigent. As of December 31, 2023, after giving effect to a 1-for-4 reverse stock split that we implemented, Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani.

In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent, currently a wholly-owned subsidiary of Vivani, was formed for the purpose of advancing the Company’s pioneering neurostimulation technology. The Registration Statement on Form S-1 was recently amended and filed with the SEC in February 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and plans to submit a Complete Response to the FDA during the first half of 2024.

On August 25, 2023, Vivani and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to Vivani at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent to it under the TFSSA. In October 2023, Vivani implemented a reduction-in-force to conserve cash that decreased Cortigent’s employees from 14 to 7 while continuing the ongoing Orion® clinical study and basic operations.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly-owned subsidiary in Australia was established to support studies of our products and product candidates.

In February 2024, Vivani announced positive NPM-115 preclinical weight loss data comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and disclosed NPM-139 as a semaglutide implant as our strategy shifted to prioritize our obesity portfolio. In a study in high-fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide injections (Ozempic®/Wegovy®) in the same study. The Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

On March 1, 2024, the Company announced that it had entered into a securities purchase agreement with an institutional investor to purchase 3,947,368 shares of common stock and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance, and will expire three years following the date of issuance.

On March 6, 2024, the Company announced the appointment of Daniel Bradbury to its Board of Directors. Under Bradbury’s leadership as CEO, Amylin Pharmaceuticals, with partner Alkermes, secured the 2012 approval of Bydureon® (exenatide injection), the world’s first GLP-1 receptor agonist, a class of drugs that now includes blockbusters Ozempic®, Trulicity® and Wegovy®.

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

We believe the key to the technology’s ability to achieve near constant release of drug without moving parts is the ability to precisely tune the inner diameter of the nanotubes to the same size range as individual drug molecules. If the inner diameter of the nanotubes is smaller than the size of a given drug molecule, there would be no release at all. If the inner diameter of the nanotubes is much larger than the size of a given drug molecule, the rate at which the drug leaves the reservoir would follow traditional physics and would decrease over time as the drug concentration decreases. However, when the opening is close enough in size to the drug molecules, the drug release is constrained and can result in a variety of desirable delivery profiles, including near constant release. Vivani’s NanoPortal technology has demonstrated near constant release in an animal model for six months.

For drug molecules with adequate potency and stability, NanoPortal can allow minimization of the implant size while extending implant duration. A custom delivery profile can also be achieved by adjusting the number of accessible nanotubes, engineering changes to the implant, and/or changes in formulation parameters. With the design flexibility afforded by the NanoPortal technology, Vivani plans to develop a portfolio of drug implant candidates aimed at addressing chronic diseases with high unmet medical need.

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

Our Emerging Portfolio

Although Vivani’s proprietary NanoPortal implant technology may potentially be broadly applied across a wide range of therapeutic molecules and disease areas, our initial focus is on peptide therapeutics for the treatment of patients with metabolic disease. The pipeline table below depicts our current portfolio of four distinct pre-clinical stage programs targeting type 2 diabetes (in humans and companion cats), and obesity/chronic weight management.

Below is a summary description of each pipeline program:

NPM-115: This high-dose exenatide implant candidate is in preclinical stage development for the treatment of chronic weight management in patients with obesity or overweight. Vivani believes that higher doses of exenatide can achieve similar weight loss effects as other GLP-1 products similar to the strategy Novo Nordisk has taken with its semaglutide injection franchise, Ozempic® and Wegovy® for type 2 diabetes and obesity, respectively. Vivani holds all commercial rights to NPM-115.

Obesity is a global epidemic. There are over 764 million people with obesity today and only approximately 2% of these people are medically treated. Obesity affects both the individual and society at large. Obesity is associated with over 200 health complications and is associated with over 8% of the healthcare budget per country.

Similar to type 2 diabetes, the treatment of chronic weight management with GLP-1 products has challenges associated with medication adherence and persistence which can lead to sub-optimal patient outcomes. As shown in the graph below, results from a large, retrospective cohort study recently published in the research journal Obesity, shows improved medication persistence with the newer GLP-1 weight loss products compared to previous products. That said, the one-year persistence of patients taking semaglutide was still only 40%. This highlights the potential for further improvement for the 60% of individuals who were no longer taking semaglutide after one year. The potential benefits for a long-term implant like NPM-115 are clearly apparent when considering that body weight begins to increase shortly after GLP-1 therapy is discontinued.

Preliminary weight loss data of NPM-115 in preclinical models is encouraging. In a study in high fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide (Ozempic®/Wegovy®) in the same study. The supratherapeutic doses provided for both NPM-115 (single administration delivering exenatide at ~530 nmol/kg/day), and semaglutide (weekly injections of ~2,700 nmol/kg/week), were selected to maximize the weight-loss potential of both exenatide and semaglutide.

Weight loss in high fat diet-induced obese mice. % weight change from baseline for NPM-115 (exenatide) vs Ozempic® (semaglutide), corrected to control (sham implant). Values are mean ± SE.

Emerging data on the durability of effect on weight with NPM-119 provides confidence that a higher-dose exenatide implant (e.g. NPM-115) has the potential as a treatment for chronic weight management. As depicted in the graph below, in a study in healthy rats, a single administration of the Company’s exenatide implant NPM-119, in development for the treatment of type 2 diabetes, resulted in body weights that were approximately 25% lower than a vehicle implant control after 15 weeks of treatment with an expected duration of effect of six months. NPM-119 delivered exenatide at a rate of approximately 320 nmol/kg/day and has demonstrated smooth, non-fluctuating release of exenatide in both in vitro and in vivo studies. NPM-119 has previously demonstrated pharmacokinetic data exhibiting continuous and therapeutic exenatide exposure levels over a 6-month duration in healthy rats. Since NPM-115 is a higher-dose version of an otherwise similar product as NPM-119, the durability of the effect on weight demonstrated in this study is expected to translate to future studies utilizing NPM-115.

Weight difference from control in healthy Sprague-Dawley Rats. % weight change from baseline for NPM-119 (exenatide) corrected to control (vehicle implant). Values are mean ± SE.

NPM-119: This exenatide implant candidate is in preclinical stage development for the treatment of patients with type 2 diabetes with an anticipated duration of six months. Exenatide is a GLP-1 receptor agonist (GLP-1 RA or GLP-1) and was originally approved as the twice-daily subdermal injection, Byetta® (exenatide) injection, approved in 2005 by the U.S. Food and Drug Administration (“FDA”) as adjunctive therapy to improve glycemic control in patients with type 2 diabetes mellitus who are taking metformin, a sulfonylurea, or a combination of metformin and a sulfonylurea but have not achieved adequate glycemic control. Byetta was the first GLP-1 to reach the U.S. marketplace. Bydureon BCise® (exenatide extended-release) injection is a once-weekly administration and was approved for use in the US in 2017.

According to the CDC, more than 37 million Americans have diabetes and 90-95% have type 2 diabetes. The total number of people living worldwide with diabetes today is 537 million and is projected to rise to 643 million by 2030 and 783 million by 2045. Of the 537 million people with diabetes today, only 15% have good glycemic control. According to the American Diabetes Association (“ADA”), the total cost of diagnosed diabetes in the U.S. was $327 billion in 2017, including $237 billion for direct medical costs and $90 billion for reduced productivity. In 2022, global sales of GLP-1 receptor agonists products were nearly $20 billion. Because the current drug adherence rate for type 2 diabetes is only 40-60% for oral and injectable GLP-1 products, Vivani believes there is significant unmet need for a GLP-1 implant that could address non-adherence. Vivani holds all commercial rights to NPM-119.

We believe NPM-119, our lead drug implant candidate, has the potential to address two important limitations of the GLP-1 category, namely, poor real-world medication adherence, and a potentially undesirable gastrointestinal tolerability profile.

●	To address real-world medication adherence, NPM-119 is designed to provide 6 months of steady dosing from a single miniature, subdermal implant. Current GLP-1 products are associated with only 50-60% real-world medication adherence. Non-adherent patients do not receive the full potential benefits of existing treatments. In addition, medication non-adherence for patients with type 2 diabetes is associated with approximately $5,500 per non-adherent patient in avoidable healthcare costs associated with unnecessary acute care and hospitalization visits. NPM-119 has the potential to offer a highly differentiated 6-month dosage form to address the medication adherence challenge. Results from a small, third-party market research study funded by Vivani indicate that the majority of physicians will be highly likely to recommend a product with the NPM-119 target product profile to their type 2 diabetes patients. In the market research study, primary care physicians (n=10) provided an average rating of 8.3 out of 10 in terms of likelihood of recommending a product with NPM-119’s target product profile. These preliminary results are encouraging since 90% of type 2 diabetes patients are treated in a primary care setting.

●	During the September 28, 2023, FDA Open Public Hearing to review the approvability of ITCA 650 (exenatide implant), the independent third-party market research firm dQ&A Market Research reported results from a patient preference study testing a product profile reflective of both ITCA 650 and NPM-119 (e.g. miniature, six-month, subdermal, GLP-1 implant). Of the 324 patients currently on GLP-1 therapy, 56% indicated either “Definitely” or “Likely” when asked about the likelihood of getting and using a GLP-1 implant if it was approved by FDA, recommended by their healthcare provider, and covered by insurance. The results from this dQ&A study along with our own market research continue to indicate significant market potential for our NPM-119 product profile.

A well-documented side effect of the GLP-1 class is poor gastrointestinal (“GI”) tolerability. GI intolerance can present as nausea, vomiting, and/or diarrhea which can lead to volume loss (“hypovolemia”), acute kidney injury (“AKI”) and potentially major cardiovascular adverse events. GI-related issues are the most commonly reported side effect for all drugs in the GLP-1 class. In responding to a marketing application filed for Intarcia Therapeutics’ ITCA 650 exenatide implant candidate, with a proposed indication for use as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus (“T2DM”), the FDA stated in a July 29, 2022 letter that they believe that marked increases in the dose of a GLP-1 are responsible for increased risk of GI intolerance. The establishment of marked GLP-1 dose increases being responsible for GI intolerance combined with the daily in vitro variability exhibited by ITCA 650 resulted in the FDA summarizing their findings as “The clinical data in the three pivotal clinical trials for ITCA 650–including the high rates of nausea, vomiting, and diarrhea, the high rates of discontinuations due to these adverse gastrointestinal reactions, and most notably, the increased risk of AKI comprise safety signals whose root cause can reasonably be concluded to be irregular and uncontrolled exenatide release” and “The data provided to validate the limits of the in vitro dose delivery specifications did not support the safe and effective use of the device constituent of ITCA 650.” We believe Vivani’s NanoPortal technology, which is specifically designed and tested to deliver regular and controlled exenatide release, may overcome these challenges. Our NanoPortal implant technology has no moving parts that could otherwise contribute to variations in drug release rates. NanoPortal has demonstrated the ability to release exenatide with minimal fluctuations in vitro on time scales that are even shorter than a day as exhibited by the 2.5-hour in vitro release rates that are shown in the NanoPortal Implant Technology section above. Since the half-life of exenatide in humans is 2.4-4 hours, steady release from one 2.5-hour interval to the next is expected to be associated with minimal device-related exposure fluctuations, potentially minimizing the opportunity for gastrointestinal events.

On July 14, 2023, an investigational new drug application (“IND”) to support the initiation of clinical studies with NPM-119 was submitted. Vivani’s First-in-Human (“FIH”) study, called LIBERATE-1, is designed as a 12-week, randomized, clinical study to investigate the safety, tolerability, and full pharmacokinetic profile of NPM-119 in patients with type 2 diabetes. The study will include a Bydureon BCise® (exenatide extended-release injectable suspension) comparator and will also measure changes in glycemic control and changes in body weight. The study will recruit patients on a non-exenatide GLP-1 therapy which will be discontinued prior to randomization. Conditional institutional review board (“IRB”) approval has been obtained pending IND clearance. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold due primarily to insufficient Chemistry, Manufacturing and Controls (“CMC”) information. Vivani remains actively engaged in discussions with the FDA as part of its efforts to lift the clinical hold and enable the expeditious initiations of LIBERATE-1. In parallel, Vivani submitted an application to a Human Research Ethics Committee in Australia to support the initiation of the Company’s FIH study in that country. This initial application was not approved and the only cited reason was the existing FDA clinical hold. Vivani remains in discussions with the Human Research Ethics Committee towards obtaining approval in Australia once the FDA clinical hold is lifted. If available, Vivani intends to utilize research and development incentives and rebates from the Australian government in order to defray a portion of the costs from the trial. Since clinical studies conducted in Australia comply with the International Conference on Harmonization guidelines and data generated in Australia are acceptable to the FDA and other regulatory authorities. Vivani plans to use relevant clinical data generated in Australia to support regulatory submissions in other geographies including the US. Additional guidance will be provided as new information becomes available.

The LIBERATE-1 study design was discussed in multiple FDA interactions and our Complete Response to the clinical hold is planned for submission to FDA during the first half of 2024. The pharmacokinetic profile obtained in a preclinical study with the NPM-119 configuration (n=8) intended for use in LIBERATE-1 is provided in the graphic below. The left axis shows experimentally measured exenatide plasma concentrations from rats implanted with NPM-119. The right axis shows expected exenatide plasma concentrations in humans, assuming there are no NPM-119 specific translation effects, based on previously established clearance rate differences between rats and humans when exposed to steady state delivery of exenatide. Since the EC50 (concentration of exenatide which provides half maximal response) is 0.0835 ng/mL, this pharmacokinetic profile is expected to provide therapeutic exposure levels of exenatide in humans unless, for example, there are any device-specific pharmacokinetic translation effects from rats to humans which the results of LIBERATE-1 will determine.

Vivani has also made progress towards preparing for future clinical development of NPM-119. In September 2023, Vivani relocated into a new facility designed to provide suitable capacity for manufacturing of clinical materials for registration studies as well as commercial-scale supply. Based on preliminary discussions with the FDA, Vivani intends to explore the potential use of the 505(b)(2) pathway and believes that a single pivotal trial evaluating a 6-month NPM-119 configuration that is representative of the proposed commercial configuration may be sufficient to support registration in the U.S. That said, throughout the NPM-119 development process, we also intend to further engage with regulatory authorities on the timing, duration, endpoints, number of enrolled patients and other aspects of trial design for future clinical trials of NPM-119.

We have conducted a preclinical study to evaluate proof-of-concept activity of NPM-119. In that study, a six-month implantation of NPM-119 into rats was associated with steady exenatide concentration over the duration of the implant, as depicted in the figure below.

NPM-139: The Company recently identified semaglutide as the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

The market for GLP-1 therapy in the treatment of patients with obesity is also attractive and growing rapidly. As an example, Novo Nordisk’s Wegovy® (semaglutide injection) sold approximately nearly $4.5 billion in 2023 and continues to grow rapidly.

OKV-119: This exenatide implant is under development for metabolic diseases in cats including for the treatment of obesity and diabetes. In 2017, there were over 90 million cats in the U.S. It is estimated that up to 40% of cats are clinically obese, and 1-4 million cats have diabetes. Americans spent $136.8 billion on their pets in 2022, an increase of 10.68% from 2021. Spending on pets is expected to triple over the next 10 years, with pet health representing the fastest-growing sub-segment of this market. Since cats are difficult to medicate, we believe that a small subdermal implant administered by a veterinarian at a routine clinic visit can be a welcome option for many pet owners.

The program is partnered with Okava Pharmaceuticals, Inc. (“Okava”) who is responsible for all clinical development and regulatory activities of OKV-119 and, if approved, ultimate commercialization of this product. In 2022, OKV-119 advanced out of the feasibility stage after having produced data demonstrating adequate exenatide exposure and sustained weight loss in cats over a 12-week study. Vivani does not anticipate any significant Vivani focus beyond the support of implant development and manufacturing activities.

Beyond our current pipeline, Vivani intends to apply its extensive experience and proprietary implant technology to develop a pipeline of drug implant candidates that have the potential to address chronic diseases with high unmet medical needs across multiple therapeutic categories and disease areas. For example, Vivani is also following the evaluation of the GLP-1 agonist semaglutide in the treatment of MASH (metabolic associated steatohepatitis) and Alzheimer’s disease. If one or more of these trials shows encouraging results, Vivani believes that a miniature long-term drug implant could have the potential to be an attractive alternative treatment option in these underserved patient populations.

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

Vivani plans to initially test its technology and business model through the clinical and regulatory development of its lead programs, NPM-115 (high-dose exenatide) and NPM-119 (exenatide implant). The active drug, exenatide, is a member of the GLP-1 receptor agonist class of drugs. Drug products, including drug substances within this relatively new drug class, have already been successfully developed and marketed for the treatment of both type 2 diabetes and obesity and GLP-1 products are the category leader in revenue for both the type 2 diabetes and obesity drug treatment categories. In addition, GLP-1 receptor agonists have shown promising early clinical results in MASH and they are being evaluated in other therapeutic areas including Alzheimer’s disease. Vivani completed IND-enabling studies and submitted an IND to permit a FIH study of NPM-119 in type 2 diabetes in 2023. In addition, Vivani intends to advance its early-stage programs in chronic weight management in obese and overweight individuals. Its business strategy includes:

●	Submitting a Complete Response to the FDA aimed at lifting the current clinical hold on NPM-119 during the first half of 2024;
■	Since the deficiencies clinical hold resolving the current clinical hold issues, which are primarily Chemistry, Manufacturing and Control, should support future clinical investigations of both NPM-115 as well as NPM-119;
●	Filing a new IND to support the conduct of a First-in-Human study with NPM-115 to investigate the treatment of obesity or chronic weight management before the end of 2024;

■	Initiating a First-in-Human study of NPM-115 and/or NPM-119 in the US or Australia as soon as practical pending the applicable regulatory clearances;
●	Advancing the feasibility assessments for NPM-139 in 2024;
●	Developing manufacturing capabilities and systems to produce materials for future clinical development of our product candidates;
●	Maintaining, expanding, and protecting our intellectual property portfolio;

●	Seeking regulatory approvals for any product candidates that successfully complete clinical trials; and
●	Adding operational, financial, and management information systems and personnel, including personnel to support its planned product development and commercialization efforts, as well as to support its regulatory responsibilities as a public reporting company.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition and potential competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies and academic and research institutions. Some of these companies are developing therapies that are directly competitive to our approach. We believe the key competitive factors that will affect the development and commercial success of our product candidates include ease of administration and convenience of dosing, therapeutic efficacy, safety and tolerability profiles and cost. Many of our potential competitors have substantially greater financial, technical, and human resources than we do, as well as more experience in the development of product candidates, obtaining FDA and other foreign regulatory approvals of products, and the commercialization of those products. Consequently, our competitors may develop similar products to address the indications targeted by our current product candidates or for other indications we may pursue in the future, and such competitors’ products may be more effective, better tolerated and less costly than our product candidates. Our competitors may also be more successful in manufacturing and marketing their products than we are. We will also face competition in recruiting and retaining qualified personnel and establishing clinical trial sites and patient enrollment in clinical trials.

The competition for Vivani will be dependent upon the individual product candidate in development. For Vivani’s lead assets, NPM-115 and NPM-119, the competition could be defined as any drug product/manufacturer approved for use in the treatment of patients with obesity or type 2 diabetes, respectively. However, we believe that our more direct competitors comprise other GLP-1 receptor agonist and combination products with a GLP-1 receptor agonist component approved or in development for those respective indications. In May 2022, Lilly’s Mounjaro™ (tirzepatide) was approved as the first and only combination GIP and GLP-1 receptor agonist for the treatment of adults with type 2 diabetes and in November 2023, Lilly secured approval of a higher dose formulation of tirzepatide injection with the brand name Zepbound® for chronic weight management in adults with obesity or overweight with at least one weight-related condition. Manufacturers with approved GLP-1 receptor agonists or dual receptor agonists include Lilly, Novo Nordisk, AstraZeneca, and Sanofi.

In addition to the marketed GLP-1 products, Intarcia Therapeutics has continued to seek approval of ITCA 650 (six-month exenatide implant) for the treatment of patients with type 2 diabetes since 2016. In public correspondence, FDA asserted that the ITCA 650 New Drug Application did not meet criteria for approval because (i) data submitted in the application do not show that the product would be safe under the proposed conditions of use and (ii) the methods used in, and the facilities and controls used for, the manufacture, processing, or packing of the product are not shown to be adequate to preserve its identity, strength, quality, and purity. Further correspondence disclosed additional deficiencies which included, but were not limited to, data that did not demonstrate adequate device reliability in regard to dose delivery. At the conclusion of the September 28, 2023, FDA Public Forum to debate the approvability of the ITCA 650, Advisory Committee members voted 19-0 that “based on the available data, the Applicant has not demonstrated that the benefits of the ITCA 650 drug-device combination outweigh its risks for the treatment of T2DM”. As a result, the ultimate fate of ITCA 650 (exenatide implant) remains unclear.

NPM-115

NPM-115 (high-dose exenatide implant) candidate is a GLP-1 receptor agonist in development for the treatment of chronic weight management in obese and/or overweight patients. Competition in the GLP-1 class for this indication includes the following:

●	Teva’s Adipex® (phentermine) and generics
●	Roche’s Xenical® (orlistat) generics
●	Vivus’s Qsymia® (phentermine/topiramate extended release)
●	Orexigen’s Contrave® (bupropion/naltrexone)
●	Lilly (Zepbound®/tirzepatide)
●	Novo Nordisk (Saxenda®/liraglutide); and (Wegovy®/semaglutide)

In addition to the approved products noted above, there are multiple GLP-1 monotherapy agonists, dual agonists and triple agonists in various stages of clinical development.

We believe NPM-115, our lead drug implant candidate for chronic weight management, has the potential to address two important aspects of the GLP-1 category which are associated with the above-mentioned products, namely, poor real-world medication adherence and potential undesirable gastrointestinal tolerability.

NPM-119

NPM-119 (exenatide implant) candidate is a GLP-1 receptor agonist in development for the treatment of type 2 diabetes. Competition in the GLP-1 class for this indication includes the following:

●	Lilly (Trulicity®/dulaglutide) and (Mounjaro®/ tirzepatide)
●	Novo Nordisk (Victoza®/liraglutide); (Ozempic®/semaglutide); and (Rybelsus®/semaglutide)
●	AstraZeneca (Bydureon BCise®/exenatide); and (Byetta®/exenatide)
●	Sanofi (Adlyxin®/lixisenatide)

In addition to the approved products noted above, there are multiple GLP-1 monotherapy agonists, dual agonists and triple agonists in various stages of clinical development which include but are not limited to Lilly (retatrutide) and (orforglipron), Altimmune (pevidutide), Novo Nordisk (CagriSema); Structure Therapeutics (GSBR-1290), and Amgen AMG 133.

We believe NPM-119, our lead drug implant candidate for type 2 diabetes, has the potential to address two important aspects of the GLP-1category which are associated with the above-mentioned products, namely, poor real-world medication adherence and potential undesirable gastrointestinal tolerability.

NPM-139

NPM-139 (semaglutide implant) candidate is in feasibility testing for the treatment of chronic weight management in obese and/or overweight patients. According to the World Obesity Atlas 2022, one billion adults globally will have obesity (BMI ≥30 kg/m2), or about 18% of the adult population, by 2030. In addition, it is expected that there will be 103 million children and 150 million adolescents living with obesity by 2030 as well.

Competition in the treatment of obesity includes the following:

●	Teva’s Adipex® (phentermine) and generics
●	Roche’s Xenical® (orlistat) generics
●	Vivus’s Qsymia® (phentermine/topiramate extended release)
●	Orexigen’s Contrave® (bupropion/naltrexone)
●	Lilly (Zepbound®/tirzepatide)
●	Novo Nordisk’s Saxenda® (liraglutide) and Wegovy® (semaglutide)
●	Roche CT-388 (Phase 2); CT-868 (Phase 2) and CT-996 (Phase 1)

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

Vivani’s corporate office is located at 1350 South Loop Road, Alameda, CA 94502; its telephone number is (415) 506-8462; and its website is located at www.vivani.com.

Chemistry, Manufacturing, and Controls

Vivani has developed production processes and quality systems to support the manufacture of NPM-119 clinical materials for use in the currently planned FIH (LIBERATE-1) clinical study. A small number of processes are continuing to be refined prior to the production of the materials to be used in the study. In addition, efforts have also been initiated to support potential subsequent clinical investigations.

Vivani has established in-house research, development, and manufacturing capabilities in its corporate headquarters in Alameda, California, U.S. Vivani has also engaged with contract manufacturers and/or analytical laboratories for selected processes when appropriate. In general, Vivani purchases the drug substance from a third-party manufacturer. Vivani intends to conduct all assembly processes in which the drug substance is present, including the associated in-process testing, when producing materials for Phase 1 and Phase 2 clinical trials. Vivani anticipates that all assembly processes in which the drug substance is present, including the associated in-process testing, will be performed by contract manufacturers when producing materials for any registration trial or commercial use. Several device components and all raw materials are purchased from outside vendors according to established specifications. The device assembly processes, including the associated in-process testing, and final product testing are anticipated to be performed by Vivani in Alameda, California. The custom applicator, which is intended to facilitate subdermal placement of the implant in patients, has been designed and will be manufactured by a contract manufacturer. Several device components and the drug substance are purchased from outside vendors according to established specifications.

As the NPM-119 program advances, Vivani may also engage with additional contract analytical and manufacturing organizations as needed. Currently, Vivani is not a party to any long-term, commercial manufacturing agreements.

Intellectual Property

As of December 31, 2023, Vivani held or controlled 14 issued U.S. patents, 8 pending U.S. patent applications, and 12 patents in various jurisdictions outside the United States. Additionally, Vivani is pursuing 22 corresponding patent applications that are pending in various foreign jurisdictions. Further advancement of Vivani’s intellectual property portfolio will require the filing of patent applications related to its proprietary manufacturing process and product candidates. Vivani has patents extending into Australia, China, Germany, India, Japan, Netherlands, New Zealand, Republic of Korea, Russia and the United States of America, as well as trade secrets protecting Vivani’s intellectual property. Vivani’s patent prosecution strategy includes exploration of opportunities to expand its patent life and use cases in order to broaden its existing patent portfolio.

Below is a further description of certain of Vivani’s key issued patents, including the category of protection, expiration date, number of related patents issued in foreign jurisdictions and the product candidates to which each patent relates. Vivani currently holds or controls:

●	14 patents issued in the United States (U.S. Patent Nos. 7,687,431, 9,511,212, 9,770,412, 9,814,867, 10,045,943, 10,105,523, 10,479,868, 10,525,248, 10,688,056, 10,792,481, 11,021,576, 11,129,791, 11,191,935 and 11,478,430) and 12 patents issued in foreign jurisdictions. One US patent has been allowed but has not yet been issued. The patents are directed to the manufacture and use of a drug delivery system and more specifically, to a titania nanotube membrane and capsule utilizing the proprietary NanoPortal technology platform. The methods include methods of drug delivery and treatment with a composition such as exenatide, methods to implant a drug delivery system, and methods of manufacturing a nanoporous membrane, as well as an implantable drug delivery system, a titania nanotube membrane, and titania nanotubes. These U.S. patents relate to an apparatus to implant a drug delivery system, an implantable drug delivery system comprising exenatide, a titania nanotube membrane, a method of making a titania nanotube membrane, and a method of making titania nanotubes, which are expected to expire in 2025-2038, while patents issued in foreign jurisdictions are expected to expire in 2024-2035;
●	4 of the patents issued in the United States (U.S. Patent Nos. 9,511,212, 10,792,481, 11,129,791 and 11,478,430) are also directed to implantable drug delivery devices. These U.S. patents relate to exenatide and are expected to expire in 2035 and 2037;

●	5 of the patents issued in the United States (U.S. Patent Nos. 9,511,212, 10,105,523, 10,525,248, 10,792,481 and 11,191,935) are also directed to apparatuses and methods for promoting fluid uptake. These U.S. patents relate to an apparatus to implant a drug delivery system and are expected to expire in 2036 and 2038;
●	5 of the patents issued in the United States (U.S. Patent Nos. 10,479,868, 11,021,576, 10,045,943, 10,688,056 and 11,478,430) and 3 of the patents issued in a foreign jurisdiction are also directed to formulations. These U.S. patents relate to an exenatide composition and an implantable drug delivery system comprising exenatide and are expected to expire in 2035;
●	1 of the patents issued in the United States (U.S. Patent No. 9,770,412) is also directed to coated nanoporous membranes. This U.S. patent relates to a method of manufacturing a nanoporous membrane and a nanopore membrane, which is expected to expire in 2035;
●	1 of the patents issued in the United States (U.S. Patent No. 9,814,867) and 4 of the patents issued in foreign jurisdictions, are also directed to titania nanotube membranes. This U.S. patent relates to a method of making a titania nanotube membrane and is expected to expire in 2034;
●	1 of the patents issued in the United States (U.S. Patent No. 7,687,431) and 5 of the patents issued in foreign jurisdictions, are also directed to nanotube fabrication. This U.S. patent relates to a method of making titania nanotubes and is expected to expire in 2025; and
●	19 pending U.S. applications and 18 applications pending in foreign jurisdictions, which are directed to implantable drug delivery devices, methods to control release, and formulations.

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

In the U.S., the FDA regulates drugs, devices and combination products under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. These products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s, or another regulatory authority’s, refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, debarment, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Drug Development

Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we plan to investigate our products through the IND framework and seek approval through the NDA pathway. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●	completion of extensive preclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent IRB representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and other clinical study related regulations, sometimes referred to as good clinical practices (“GCP”) regulations, to establish the safety and efficacy of the proposed drug for its proposed indication;

●	submission to the FDA of an NDA which, for a combination product like our product candidates, is expected to include information and data regarding the drug delivery device technology;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s current good manufacturing practice requirements (“cGMP”);

●	potential FDA inspection of Vivani, the clinical trial sites or other vendors that generated the data in support of the NDA;

●	payment of associated user fees;

●	review by an FDA advisory committee, where appropriate or if applicable;

●	FDA review and approval of the NDA prior to any commercial marketing or sale; and

●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirements to conduct post-approval studies.

Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. A sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In reviewing the NDA for a drug-device combination product, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulations (“QSRs”) applicable to medical devices. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a product for marketing in the United States, and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 clinical trials to further assess drug safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

Pediatric Trials

Under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers.

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

The FDA also may require post-marketing testing, known as Phase 4 testing, a REMS to assure the safe use of the drug, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development and impact approved products already on the market.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

The Medicare Modernization Act (“MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which Vivani may receive regulatory approval. However, any negotiated prices for Vivani’s products (if covered by a Part D prescription drug plan) will likely be lower than the prices Vivani might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare may result in a similar reduction in payments from non-government payors.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although Vivani would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, Vivani’s future activities relating to the reporting of wholesaler or estimated retail prices for Vivani’s products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for Vivani’s products, and the sale and marketing of Vivani’s products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,946 and $27,894 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct those results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that Vivani was, or convict Vivani of, violating these false claims laws, Vivani could be subject to a substantial fine. In addition, private individuals could bring actions under the federal False Claims Act and certain states have enacted laws modelled after the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to HHS information related to payments and other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals; as well as the ownership and investment interests of such physicians and their immediate family members.

Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Rest of the World Regulation

Outside of the United States, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the PPACA, was enacted, which includes measures that significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical industry are the following:

●	The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s covered outpatient drugs furnished to Medicaid patients. Effective in 2010, the PPACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs and biologic agents to 23.1% of the AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The PPACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by expanding the population potentially eligible for Medicaid drug benefits;

●	In order for a pharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. The PPACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs when used for the orphan indication. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase;

●	The PPACA imposes a requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”). This requirement was later increased to a 70% discount; and

●	The PPACA imposes an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminate the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

Further, healthcare reform measures have been subject to several executive orders of the Biden Administration, including orders that address pharmaceutical pricing. At the state level, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws if and when we begin commercialization after obtaining regulatory approval for any of our product candidates.

Properties

Our principal offices and facilities are located at 1350 South Loop Road, Alameda, CA 94502 and 27200 Tourney Road, Suite 315, Valencia, CA 91355 and are both leased.

In November 2022, Vivani signed a long-term lease at 1350 South Loop Road, Alameda, CA 94502 to accommodate office space, R&D, analytical labs and a GMP manufacturing suite to support our research and development activities for our Biopharm Division. We moved into the new facility in September 2023.

On February 1, 2023, our Neuromodulation division entered into a lease agreement, effective March 1, 2023, to sublease office space at 27200 Tourney Road, Suite 315, Valencia, CA 91355 to replace their existing headquarters, under a lease that expired on March 1, 2023.

Employees

As of December 31, 2023, we had 37 employees in our Biopharm Division and 7 employees in our Neuromodulation division. Of these persons, all are employed in the United States. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

We are a preclinical-stage biopharmaceutical company. In August 2022, we completed a business combination of Second Sight and NPM, to form our current company. Following the business combination, we are focusing primarily on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implants capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. Our pipeline includes our current product candidates NPM-115, NPM-119, NPM-139 and OKV-119, which we have partnered with Okava Pharmaceuticals, Inc. All of our product candidates are in early-stage development and none of our product candidates have entered into clinical-stage testing, been approved for marketing, or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to successfully initiate and conduct clinical trials or obtain marketing approval for any of our product candidates or otherwise successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We have not generated any revenues to date, and we continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred operating losses in every reporting period since our inception. During the years ended December 31, 2022 and 2023, we reported net losses of $13.9 million and $25.7 million, respectively, and had an accumulated deficit of $98.4 million as of December 31, 2023.

For the foreseeable future, we expect to continue to incur significant and increasing losses as we expand our research and development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the FDA the European Medicines Agency (“EMA”) or comparable foreign authorities. Even if one or more of our product candidates complete their clinical development, achieve marketing approval and are commercialized, we may never become profitable.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold exclusively due to insufficient CMC information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. If we are required to conduct additional nonclinical and/or clinical activities, our overall expenditures relating to our NPM-119 program would increase. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

We may raise capital in the form of equity or debt financing, partnerships, collaborations, licensing, spin-offs or other strategic transactions. If we raise additional capital by issuing equity securities, the ownership of our existing may be reduced, and accordingly these shareholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of its common stock. If we raise funding through debt instruments or facilities, lenders may require us to pledge some or all of our assets as collateral. We may also be required to observe financial, operational and other covenants that constrain our business and operations. If we enter into partnerships, collaborations, licensing or other strategic transactions, we may be required to grant rights to third parties, including rights to develop and market product candidates, that we would otherwise have retained.

Our ability to utilize its net operating loss (“NOL”) carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether any ownership changes, as defined by Section 382 of the Code, have occurred. Past, current and future ownership changes may limit our ability to utilize remaining tax attributes.

As of December 31, 2023, we had federal and apportioned state NOL and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

As of December 31, 2023
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	136,332
Total federal NOL carry-forward	$183,685

State NOL carry-forward, begin expiring 2030	$120,068

Federal R&D tax credit carry-forward, begin expiring in 2036	$2,518
State R&D carry-forward, no expiration date	$7,524

Total R&E related deferred income tax assets (net of applicable amortization)	$5,120

Reserve for uncertain income tax positions	Nil

Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated in taxable years ending before December 31, 2017, has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may only be utilized to offset 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Risks Related to Product Development, Clinical Testing and Commercialization

We are dependent on the successful development, regulatory approval and commercialization of one or more of our product candidates, there can be no assurance that we may achieve any of these objectives.

We have spent significant time, money and effort on the licensing and development of our core assets, including NPM-115 (high-dose exenatide implant), NPM-119 (exenatide implant) in preclinical stage development, NPM-139 (semaglutide implant), and OKV-119 (exenatide implant for feline patients) in initial feasibility testing with our proprietary NanoPortal implant technology. To date, we have not commenced clinical testing of any of our product candidates. All of our product candidates will require additional development, including clinical trials as well as further preclinical studies to evaluate their safety, tolerability and pharmacokinetics, and to optimize their formulation. Our product candidates may require significant additional testing before advancing to pivotal clinical trials that are designed to generate sufficient safety and efficacy data to support a marketing application. Even if we conduct and complete such testing of our product candidates, there can be no assurance that we will obtain marketing approval for one or more of these candidates. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory approvals will be obtained. Our drug development efforts may not lead to commercially-viable products for any number of reasons, including because our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities to support marketing approval, or because we have inadequate financial or other resources to advance our product candidates through development and approval processes. If any of our product candidates fail to demonstrate sufficient safety or efficacy data at any time to support their continued development, or we encounter other challenges in the development of our product candidates, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

Our product candidates may have serious adverse, undesirable or unacceptable side effects that could delay, pause or terminate our clinical trials, or prevent us from obtaining regulatory approval for or commercialize such product candidates. If such side effects are identified during the development of our product candidates or following approval, if any, we may need to abandon our development of such product candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any.

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

In addition, even if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of the product, or we may decide to cease marketing and sale of the product voluntarily;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	regulatory authorities may impose conditions under a risk evaluation and mitigation strategy (“REMS”), including distribution of a medication guide to patients outlining the risks of such side effects or imposing distribution or use restrictions and/or requiring special training for prescribers of the product;
●	change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities;

●	we may be subject to regulatory investigations and government enforcement actions;
●	we may decide to recall or remove such products from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates;
●	we may fail to secure acceptance of our product candidates from physicians, healthcare payers, patients and the medical community; and
●	our reputation may suffer.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs and otherwise impair our research and development efforts. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;
●	reaching agreement on acceptable terms with prospective third-party contract research organizations (“CROs”) and clinical trial sites;
●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
●	recruiting and enrolling patients to participate in one or more clinical trials; and
●	the failure of our collaborators to adequately resource our product candidates.

For example, on August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on Full Clinical Hold primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and enable the expeditious initiation of LIBERATE-1. However, there can be no assurance that we can address the issues identified by the FDA in a timely manner or at all, and we may incur additional expenses in connection with our efforts to advance NPM-119 into the clinic.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals, and marketing approved products. Some of our competitors with the GLP-1 receptor agonist drug class include companies such as Novo Nordisk, AstraZeneca, and Eli Lilly. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than those of our own, or that would render our product candidates obsolete and non-competitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

We believe that the key competitive factors affecting the viability of product candidates, if approved, are likely to be their efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

Multiple GLP-1 receptor agonist products have been proven effective to reduce cardiovascular morbidity and mortality, including Trulicity (dulaglutide), Ozempic/Wegovy (semaglutide injection), and Victoza (liraglutide), Medical Guidelines may recommend preferential use of GLP-1 receptor agonists that have positive cardiovascular morbidity and mortality data in the products approved labeling. Since Bydureon, the NPM-119 reference drug, did not demonstrate a reduction in cardiovascular morbidity and mortality, NPM-119 will not have this claim in the approved product label unless we generate positive cardiovascular outcomes data with NPM-119. The lack of a cardiovascular outcomes benefit in the NPM-119 label may decrease its market potential, if approved.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA, or comparable authorities in foreign markets. In the U.S., neither we nor any collaborators are permitted to conduct clinical testing in humans with our product candidates unless and until clearance is received to conduct clinical investigations under an investigational new drug application (IND) from the FDA or receive similar authorizations abroad. For example, we are not able to commence clinical trials of NPM-119 in the U.S. until we successfully address and lift the FDA’s current clinical hold. In addition, marketing of such product candidates may not occur unless and until approval of a new drug application (NDA) from the FDA or similar approvals by comparable foreign regulatory authorities are secured.

The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, with respect to our current pipeline, we have filed only one IND, which is on clinical hold, and no NDAs with the FDA or similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates.

Despite the time and expense invested, and even if we observe promising results from clinical testing of our product candidates, regulatory approval is never guaranteed. In our industry, many companies have experienced significant setbacks when seeking marketing approval from regulatory agencies, despite having generated promising data from clinical testing of their product candidates. For example, the FDA has rejected both original and resubmitted NDAs from Intarcia Therapeutics for its exenatide implant candidate for the treatment of type 2 diabetes. Based on public correspondence from the FDA, the agency asserted that the data submitted in the applications did not show that the product would be safe under the proposed conditions of use and that the methods used in, and the facilities and controls used for, the manufacture, processing, or packing of the product were not shown to be adequate to preserve its identity, strength, quality, and purity. Further correspondence disclosed additional deficiencies, including that data that did not demonstrate adequate device reliability in regard to dose delivery. While we seek to avoid such outcomes in developing our product candidates based on our proprietary NanoPortal technology, there can be no assurance that such product candidates will not experience similar setbacks if and when we apply for regulatory approval. Similar results would significantly jeopardize the approvability of our product candidates that employ the NanoPortal technology.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application (MAA) on a timely basis and must adhere to good laboratory practices (GLP) and cGMP regulations enforced by the FDA, the EMA, or comparable foreign authorities through their facilities inspection program. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers that we use, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among countries and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these risk factors regarding FDA approval in the U.S. as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay seeking or obtaining such approval would impair our ability to commercialize our product candidates in territories outside of the U.S.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our research and development activities involve the use of hazardous materials, which are subject to regulation, related costs and delays and potential liabilities.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. If an accident occurs, we could be held liable for resulting damage, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

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

We utilize our NanoPortal technology to develop long-term drug implant candidates that are designed to deliver active compounds to patients. Some of our product candidates may deliver active compounds that are proprietary to one or more third parties. For example, from our current pipeline, NPM-139 delivers an active ingredient that is proprietary to another company, although we do not anticipate submitting an application for marketing approval with NPM-139 until the relevant intellectual property owned by another company has expired. Similarly, in the future, we may develop one or more additional product candidates that utilize active ingredients that are proprietary to another third party. If we advance future programs utilizing compounds that are proprietary to another company for further development, we will need to negotiate and enter into one or more licenses with the relevant third parties in order to conduct such activities. However, there can be no assurance that we can enter into such agreements on commercially reasonable terms or at all.

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

Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made, and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our product candidates infringe. For example, pending applications may exist that claim or can be amended to claim subject matter that our product candidates infringe. Competitors may file continuing patent applications claiming priority to already issued patents in the form of continuation, divisional, or continuation-in-part applications, in order to maintain the pendency of a patent family and attempt to cover our product candidates.

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

We may not be able to enter into licensing arrangements or make other arrangements on reasonable terms or at all. Any inability to secure licenses or alternative technology could result in delays in the commercialization of our product candidates, if approved, or lead to the prohibition of their manufacture or sale. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar material and adverse effect on our business, financial condition, and results of operations.

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

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

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

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully perform carry out their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates on the timelines that we anticipate or at all.

We have relied and intend to continue to rely upon third-party CROs, medical institutions, clinical investigators, and contract laboratories to monitor and manage data for our ongoing research and development efforts. Nevertheless, we remain responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our responsibilities. We and our CROs and other vendors are required to comply with cGMP, good clinical practices (“GCP”) and GLP, which are a collection of laws and regulations enforced by the FDA, the EMA, and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials. We cannot guarantee that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

As of December 31, 2023, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 38% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Vivani resulted from the August 2022 business combination of Second Sight and NPM. Vivani’s main priority is the further development of the company’s lead programs NPM-115 and NPM-119, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options for the Neuromodulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems to help patients recover critical body functions.

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

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, any future debt financing arrangement we enter into may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

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

Our business is heavily regulated and therefore involves significant interaction with public officials. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities. In particular, our operations will be subject to FCPA, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government-owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could also result in prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), our management is required to annually report upon the effectiveness of our internal control over financial reporting. If we lose our status as a “smaller reporting company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify significant deficiencies and/or material weaknesses in our internal controls. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2023, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

As a public company, we will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was enacted. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are a smaller reporting company and for as long as we remain a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including the ability to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our registration statements, if applicable, and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, if any of our contract organizations, vendors, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their own arrangements with such a financial institution, such parties’ ability to perform their obligations could be adversely affected. In this regard, counterparties to credit agreements and arrangements with distressed financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Our business, results of operations and future growth prospects could be materially and adversely affected by the COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases.

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

While Cortigent continues to pursue its efforts towards its initial public offering, in October 2023, certain of its employees have been furloughed as an expense reduction measure. This action, as well as other measures that may be taken in the future, may adversely affect the operations of Cortigent, including its ability to conduct its initial public offering, particularly since some of our furloughed employees decided to seek employment elsewhere. In addition, certain such employees have asserted and others in the future may assert their entitlement to payments or other benefits in connection with their furlough or, if applicable, termination, which may cause the Company or Cortigent to incur additional expenses if the Company determines to, or is required to, satisfy such asserted entitlements. We or Cortigent may also lose the services of these employees even if the furlough were ended, if they determine not to remain with us or Cortigent in the long term. As a result, there can be no assurance that Cortigent can complete its initial public offering on favorable terms, in a timely manner or at all. In addition, certain such employees have asserted and others in the future may assert their entitlement to payments or other benefits in connection with their furlough or, if applicable, termination, which may cause us or Cortigent to incur additional expenses if we determine to, or are required to, satisfy such asserted entitlements.

The proposed initial public offering of Cortigent may not be completed on the currently contemplated timeline, or at all, may cause us to incur more expenses than anticipated and may not achieve the intended benefits.

The proposed initial public offering of common stock of Cortigent is subject to the effectiveness of the registration statement filed by Cortigent with the SEC. There can be no assurance as to when the initial public offering of Cortigent will occur or be completed. We expect the process of completing the proposed initial public offering of Cortigent will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate, may increase in the event that the timing of the initial public offering of Cortigent is delayed and may not yield intended benefits. Completing the proposed initial public offering of Cortigent, as well as performing our obligations under the Transition, Funding, Support and Services Agreement with Cortigent (including any amendment thereto) will require significant time and attention from our management and employees, which could adversely affect our business, financial results and results of operations. Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from of the initial public offering of Cortigent, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common share.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs, may be vulnerable to risks from cybersecurity threats. To help manage these risks, we engage and rely on external experts, including an information technology managed services provider. We are also in the process of developing additional cybersecurity policies and procedures, as we continually work to enhance and evolve our program in light of the constantly evolving threat landscape.

Our managed services provider assists us with our technology, infrastructure and risk management through the deployment of a number of security controls and tools, including, but not limited to, endpoint protection tools, phishing protection and access controls. We also take steps to limit third-party vendors’ access to our systems, and we are in the process of developing additional vendor risk management procedures.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could affect our information or systems. For more information, please see the section entitled “Risk Factors.”

Governance Related to Cybersecurity Risks

We engage a managed services provider, which includes virtual chief information officer (vCIO) services, to assist us with the identification, monitoring and management of risks from cybersecurity threats. Our managed services provider reports on our cybersecurity posture periodically to our management team and audit committee. We have also formed an IT Steering Committee, whose members include cross functional representatives from our management team as well as our managed services provider, to review our cybersecurity program initiatives and related program metrics. The Committee is also charged with identifying and implementing improvements that strengthen our risk mitigation systems.

The Audit Committee of our Board of Directors oversees our policies and procedures with respect to risk management, including our management of risks from cybersecurity threats. The Audit Committee administers this cybersecurity risk oversight function through the receipt and review of reports from the management team and the vCIO on the Company’s information technology systems and the status of the cybersecurity risk management tools.

Item 2. Properties

Our principal offices and facilities are located at 1350 South Loop Road, Alameda, CA 94502 and 27200 Tourney Road, Suite 315, Valencia, CA 91355.

Item 3. Legal Proceedings

Three oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by Cortigent. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing Cortigent’s neuromodulation patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s neuromodulation operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court in its judgment dated January 31, 2024 converted Pixium’s receivership proceedings to liquidation proceedings and that Pixium’s liquidator is due to intervene in the pending proceedings before the Paris Court of Appeal. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022 related to this matter but plans to continue its appeal against the preliminary judgment.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Vivani’s common stock par value $0.0001 per share, is traded on the Nasdaq Capital Market under the symbol “VANI.”

Holders

On March 22, 2024 there were approximately 110 shareholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

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

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). Vivani’s main priority is the further development of the company’s lead programs NPM-115 and NPM-119, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options for the Neuromodulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

Moving forward, Vivani’s focus will be on the further development of NPM-115, NPM-119, and its emerging pipeline of innovative miniature, long-term drug implants to treat patients with chronic diseases and high unmet medical need. The origins of this business started while its current Vivani CEO and NPM co-founder Adam Mendelsohn and two of his graduate school colleagues, Kathleen Fischer and Lily Peng, at the University of California, San Francisco (“UCSF”) and the University of California, Berkeley (“UCB”), entered business school competitions leveraging their growing knowledge of chemistry, drug delivery, and nanoscale technology to propose the development of new miniature, biocompatible, drug implant prototypes capable of releasing therapeutic drug levels over an extended period of time. Based on their success and encouragement from professors and others, including medical device/pharmaceutical icon Alfred E. Mann, Dr. Mendelsohn and colleagues started NPM in 2009 and operations began in 2011 in an incubator on the UCB campus. Today, the Company has grown to 37 full-time employees and its current headquarters and operations are located at 1350 South Loop Road, Alameda, California.

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

In February 2022, we announced the signing of a definitive merger agreement between NPM and Second Sight, pursuant to which NPM became a wholly-owned subsidiary of Second Sight. On August 30, 2022, the two companies completed the merger, concurrent with which Second Sight changed its name to Vivani Medical, Inc. and now conducts the present business of the Company. In September 2022, we announced the formation of the Company’s Biopharm Division to advance the assets of the former NPM which includes the further development of the Company’s lead programs, NPM-115 and NPM-119, a miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. Vivani’s management team remains committed to identifying and exploring strategic options for the Neuromodulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems from Second Sight to help patients recover critical body functions. On December 28, 2022, the assets and liabilities of this segment were contributed to Cortigent, Inc. a newly formed wholly owned subsidiary of Vivani, in exchange for 20,000,000 shares of common stock of Cortigent. As of December 31, 2023, after giving effect to a 1-for-4 reverse stock split that we implemented, Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani.

In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent, currently a wholly-owned subsidiary of Vivani, was formed for the purpose of advancing the Company’s pioneering neurostimulation technology. The Registration Statement on Form S-1 was recently amended and filed with the SEC in February 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and plans to submit a Complete Response to the FDA during the first half of 2024.

On August 25, 2023, Vivani and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to Vivani at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent to it under the TFSSA. In October 2023, Vivani implemented a reduction-in-force to conserve cash that decreased Cortigent’s employees from 14 to 7 while continuing the ongoing Orion® clinical study and basic operations.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly-owned subsidiary in Australia was established to support studies of our products and product candidates.

In February 2024, Vivani announced positive NPM-115 preclinical weight loss data comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and disclosed NPM-139 as a semaglutide implant as our strategy shifted to prioritize our obesity portfolio. In a study in high-fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide injections (Ozempic®/Wegovy®) in the same study. The Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

On March 1, 2024, the Company announced that it had entered into a securities purchase agreement with an institutional investor to purchase 3,947,368 shares of common stock and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance, and will expire three years following the date of issuance.

On March 6, 2024, the Company announced the appointment of Daniel Bradbury to its Board of Directors. Under Bradbury’s leadership as CEO, Amylin Pharmaceuticals, with partner Alkermes, secured the 2012 approval of Bydureon® (exenatide injection), the world’s first GLP-1 receptor agonist, a class of drugs that now includes blockbusters Ozempic®, Trulicity® and Wegovy®.

Funding and Liquidity

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants.

Non-Capital Funding

We were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. The final year of the grant ends in March 2024.

Liquidity

We have experienced recurring operating losses and negative operating cash flows since inception and have financed our working capital requirements through the recurring sale of our equity securities. Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On March 1, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of Common Stock (the “Warrant”), to such investor at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering (the “Offering”). The Warrant has an exercise price of $3.80 per share, is exercisable immediately upon issuance and will expire three years following the date of issuance. The Company also entered into a Placement Agency Agreement with Maxim Group LLC, who acted as the sole placement agent for the Offering. The gross proceeds of approximately $15.0 million from the Offering, before paying the placement agent fees and other estimated offering expenses, was received on March 5, 2024. For additional information, refer to Note 13. Subsequent Event of the Notes to Consolidated Financial Statements.

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into the second half of 2025. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

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

Stock-Based Compensation. Pursuant to Financial Accounting Standards Board ASC 718, Share-Based Payment (“ASC 718”), we record stock-based compensation expense for all stock-based awards. Under ASC 718, we estimate the fair value of stock options granted using option pricing models. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company accounts for forfeitures as they occur.

●	The grant price of the issuances is determined based on the fair value of the shares at the date of grant.

●	The risk free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

●	We calculate the expected term of options using a weighted average of option vesting periods and an estimate of one-half of the period between vesting and expiration of the option.

●	Volatility is determined based on our average historical volatilities since our trading history, supplemented with average historical volatilities of comparable companies in our similar industry.

●	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

For stock options or restricted stock units with market vesting conditions, the awards were valued using the Monte-Carlo Simulation model.

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

●	Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies, as well as facilities costs, which include expenses for rent, maintenance of facilities and depreciation of equipment, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products. We also expect to receive additional grants in the future that will primarily offset research and development costs.

●	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent and other facility related costs. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Years Ended December 31, 2023 and 2022

Research and development expense. Research and development expense during the year ended December 31, 2023 was $17.0 million, compared to $14.2 million during the year ended December 31, 2022. The increase of $2.8 million, or 20%, was primarily attributable to increased payroll and personnel-related costs, increased rent due to the lease agreement in Alameda, California and related facilities expense and the inclusion of the neuromodulation division of our acquired company, Second Sight, since the merger acquisition date of August 30, 2022, partially offset by a decrease in drug implants development costs.

General and administrative expense. General and administrative expense during the year ended December 31, 2023 was $10.0 million, compared to $7.1 million during the year ended December 31, 2022. The increase of $2.9 million, or 41%, was primarily attributable to increased payroll and personnel-related expenses, increased rent and related facilities expense due to the lease agreement in Alameda, California, insurance costs, professional service expense, and the inclusion of the neuromodulation division of our acquired company, Second Sight, since the merger acquisition date of August 30, 2022, partially offset by a provision for a legal claim of $1.7 million recorded in 2022.

Other income (expense), net. Other income (expense), net during the year ended December 31, 2023 was $1.3 million, compared to $7.4 million during the year ended December 31, 2022. Other income consisted of interest income of $1.5 million during the year ended December 31, 2023. Other income during the year ended December 31, 2022 included $6.9 million related to the gain on bargain purchase from the acquisition of Second Sight.

Net loss. The net loss during the year ended December 31, 2023 was $25.7 million, compared to $13.9 million during the year ended December 31, 2022. The increase in net loss of $11.8 million was primarily attributable to an increase in operating expenses of $5.7 million and the prior year gain on the bargain purchase from the acquisition of Second Sight of $6.9 million, partially offset by increased interest income due to higher average investments and rate increases on cash investments.

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

On March 1, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of Common Stock (the “Warrant”), to such investor at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering (the “Offering”). The Warrant has an exercise price of $3.80 per share, is exercisable immediately upon issuance and will expire three years following the date of issuance. The Company also entered into a Placement Agency Agreement with Maxim Group LLC, who acted as the sole placement agent for the Offering. The gross proceeds of approximately $15.0 million from the Offering, before paying the placement agent fees and other estimated offering expenses, was received on March 5, 2024. For additional information, refer to Note 13. Subsequent Event of the Notes to Consolidated Financial Statements.

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into the second half of 2025. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

Cash, cash equivalents and restricted cash decreased by $24.5 million from $46.4 million as of December 31, 2022 to $22.0 million as of December 31, 2023. Working capital was $17.3 million as of December 31, 2023, as compared to $40.7 million as of December 31, 2022.

Cash Flows from Operating Activities

During 2023, we used $23.7 million of cash in operating activities, consisting primarily of a net loss of $25.7 million and $1.3 million used from a net change in operating assets and liabilities, partially offset by non-cash items totaling $3.2 million for depreciation and amortization of property and equipment, stock-based compensation, loss on disposal of fixed assets and lease expense.

During 2022, we used $18.8 million of cash in operating activities, consisting primarily of a net loss of $13.9 million, offset by $0.4 million from a net change in operating assets and liabilities and non-cash items including $5.3 million for gain on bargain purchase, depreciation and amortization of property and equipment and stock-based compensation.

Cash Flows from Investing Activities

Net cash used in investing activities during 2023 and 2022 was $0.9 million and $0.3 million, respectively, for the purchase of equipment.

Cash Flows from Financing Activities

In 2023, financing activities provided $0.1 million of cash primarily from stock option exercises.

In 2022, financing activities provided $63.4 million of cash, including $55.4 million from cash acquired in merger for stock consideration and $8.0 million proceeds from SAFE note.

Off-Balance Sheet Arrangements

At December 31, 2023, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2023 and 2022, our cash equivalents consisted solely of money market funds deposited at Merrill Lynch and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

In 2023 and 2022, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

As of December 31, 2023, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls. Our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K in conformity with GAAP.

This Form 10-K does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to our non-accelerated filer status.

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

As of December 31, 2023, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has completed written documentation of its internal control policies, procedures and controls and has completed its testing of its key controls. Based upon the results of this testing we have concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Item 9B. Other Information

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended December 31, 2023.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2024 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2024 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers, and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2024 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Business Conduct is posted on the investors page of our website at https://investors.vivani.com/investors/corporate-governance/governance-documents.

We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct by posting such information on our website, at the Internet address and location specified above.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in an amendment to this Form 10-K or in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this Form 10-K or in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are included in this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).
2.2	Waiver of Available Cash Requirement to the Merger Agreement dated June 15, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
2.3	Plan of Conversion of Vivani Medical, Inc. (a California corporation) to Vivani Medical, Inc. (a Delaware corporation), dated July 5, 2023 and effective July 5, 2023 (incorporated by reference to Appendix A in the Registrant’s revised definitive proxy statement filed with the SEC on May 1, 2023).
3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
3.2	Bylaws of Vivani Medical, Inc. (a Delaware Corporation) effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
4.1*	Form of the Registrant’s Common Stock Certificate.
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1, File no. 333-198073, originally filed with the SEC on August 12, 2014, as amended).
4.3	Form of Warrant Agreement and Form of Warrant Certificate (incorporated by reference to Exhibit 4.4 in the Registrant’s Registration Statement on Form S-1, File no. 333-215463, originally filed with the SEC on January 9, 2017, as amended).
4.4	Form of Amendment No. 1 to Warrant Agreement (incorporated by reference to Exhibit 99.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2019).
4.5*	Description of Capital Stock.
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.15 in the Registrant’s Proxy Statement/Prospectus on Form S-4, (File no. 333-264959), originally filed with the SEC on May 13, 2022).
10.2	Registrant’s Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)
10.3	Transition Funding, Support and Services Agreement by and between the Registrant and Cortigent, Inc., dated March 19, 2023 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2023).
10.4*	Offer Letter by and between Jonathan Adams and Cortigent, Inc., dated March 11, 2023.
10.5	Lease Agreement Between 1350 South Loop LLC and the Registrant, dated November 21, 2022 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2022).
10.6	Cost Reimbursement Consortium Research Agreement, by and between Registrant and Doheny Eye Institute, dated as of June 1, 2006 (incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1 (File No. 333-198073) originally filed with the SEC on August 12, 2014, as amended).
10.7	SAFE Agreement, by and between Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).
10.8	Amendment 1 to the Transition Funding, Support and Services Agreement, by and between the Registrant and Cortigent, Inc., dated August 28, 2023 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on August 28, 2023).

21.1*	List of Registrant’s Subsidiaries
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page to this report)
31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herein.
**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2024	Vivani Medical, Inc.

/s/ Adam Mendelsohn
Adam Mendelsohn
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Vivani Medical, Inc., each hereby severally constitutes and appoints Adam Mendelsohn and Brigid Makes as their true and lawful attorney-in-fact and agent, with full power of substitution to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer and Director	March 26, 2024
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid Makes	Chief Financial Officer	March 26, 2024
Brigid Makes	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	March 26, 2024
Gregg Williams

/s/ Aaron Mendelsohn	Director	March 26, 2024
Aaron Mendelsohn

/s/ Dean Baker	Director	March 26, 2024
Dean Baker

/s/ Alexandra Larson	Director	March 26, 2024
Alexandra Larson

/s/ Daniel Bradbury	Director	March 26, 2024
Daniel Bradbury

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vivani Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivani Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ BPM LLP

We have served as the Company’s auditor since 2014.

Walnut Creek, California

March 26, 2024

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$20,654	$45,076
Prepaid expenses and other current assets	2,408	2,452
Total current assets	23,062	47,528
Property and equipment, net	1,729	1,182
Right-of-use assets	19,616	779
Restricted cash	1,338	1,366
Deposits and other assets	52	275
Total assets	$45,797	$51,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542	$1,177
Accrued expenses	1,727	2,358
Litigation accrual	1,675	1,675
Accrued compensation expense	396	657
Current operating lease liabilities	1,383	955
Total current liabilities	5,723	6,822
Long-term operating lease liabilities	19,313	—
Total liabilities	25,036	6,822
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	—	—
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 51,031 and 50,736 as of December 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	119,054	117,054
Accumulated other comprehensive gain	140	35
Accumulated deficit	(98,438)	(72,786)
Total stockholders’ equity	20,761	44,308
Total liabilities and stockholders’ equity	$45,797	$51,130

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development, net of grants	$16,968	$14,169
General and administrative, net of grants	9,997	7,072
Total operating expenses	26,965	21,241
Loss from operations	(26,965)	(21,241)
Other income (expense), net	1,313	7,352
Net loss	$(25,652)	$(13,889)
Net loss per common share - basic and diluted	$(0.50)	$(0.36)
Weighted average shares outstanding - basic and diluted	50,853	38,241

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(25,652)	$(13,889)
Other comprehensive income:
Foreign currency translation adjustments	105	35
Comprehensive loss	$(25,547)	$(13,854)

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance, January 1, 2022	36,803	$4	$61,358	$—	$(58,897)	$2,465
Options and warrants exercised, net of partial shares adjustment	797	—	16	—	—	16
Shares issued for SSMP net assets	13,136	1	54,384	—	—	54,385
Stock-based compensation expense	—	—	1,296	—	—	1,296
Foreign currency translation adjustments	—	—	—	35	—	35
Net loss	—	—	—	—	(13,889)	(13,889)
Balance, December 31, 2022	50,736	$5	$117,054	$35	$(72,786)	$44,308

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance, January 1, 2023	50,736	$5	$117,054	$35	$(72,786)	$44,308
Option exercises	295	—	136	—	—	136
Stock-based compensation expense	—	—	1,864	—	—	1,864
Foreign currency translation adjustments	—	—	—	105	—	105
Net loss	—	—	—	—	(25,652)	(25,652)
Balance, December 31, 2023	51,031	$5	$119,054	$140	$(98,438)	$20,761

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,652)	$(13,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	357	381
Stock-based compensation	1,864	1,296
Loss on disposal of fixed assets	121	—
Non-cash lease expense	904	(36)
Gain on bargain purchase	—	(6,877)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	264	(476)
Accounts payable	(602)	(1,941)
Accrued compensation expenses	(261)	204
Accrued expenses	(694)	2,551
Net cash used in operating activities	(23,699)	(18,787)
Cash flows from investing activities:
Purchases of property and equipment	(887)	(338)
Net cash used in investing activities	(887)	(338)
Cash flows from financing activities:
Cash acquired in merger for stock consideration	—	55,374
Proceeds from SAFE note	—	8,000
Proceeds from sale of common stock and exercise of options	133	16
Net cash provided by financing activities	133	63,390
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Cash, cash equivalents and restricted cash:
Net (decrease) increase	(24,450)	44,264
Balance at beginning of year	46,442	2,178
Balance at end of year	$21,992	$46,442

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$—
Non-cash investing and financing activities:
Establishment of operating right-of-use assets through operating lease obligations	$20,755	$—
Cancellation of SAFE indebtedness in merger	$—	$8,000
Net liabilities acquired in merger for stock consideration	$—	$2,112
Receivables for cash in-transit on exercise of common stock under equity incentive plan	$3	$—
Purchase of property and equipment in accrued expenses	$132	$—

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the US Centers for Disease Control and Prevention (“CDC”), adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. For example, approximately 50% of patients treated for type 2 diabetes are medication non-adherent, which can lead to poor clinical outcomes. We are developing a portfolio of miniature, sub-dermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to 6 months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal technology, which may improve the tolerability profiles for medicines that produce side effects associated with fluctuating drug levels in the blood.

In February 2022, we announced the signing of a definitive merger agreement between Nano Precision Medical, Inc. (“NPM”) and Second Sight Medical Products, Inc. (“Second Sight” or “SSMP”), pursuant to which NPM became a wholly-owned subsidiary of Second Sight. On August 30, 2022, the merger closed and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc.

In December 2022, we contributed our neuromodulation assets and certain liabilities to Cortigent, Inc. (“Cortigent”) a newly formed corporation in Delaware, and wholly-owned subsidiary of Vivani, in exchange for 20,000,000 shares of common stock of Cortigent. As of December 31, 2023, after giving effect to a 1-for-4 reverse stock split that we implemented, Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani. While the primary focus of Vivani is to develop and ultimately commercialize our drug implant business from legacy company NPM, Vivani’s management team remains committed to identifying and exploring strategic options for the further advancement of the neuromodulation business of Cortigent which includes the development of its pioneering neurostimulation systems to help patients recover critical body functions.

In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. Cortigent, currently a wholly-owned subsidiary of Vivani, was formed for the purpose of advancing the Company’s pioneering neurostimulation technology. The Registration Statement on Form S-1 was recently amended and filed with the SEC in February 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains actively engaged in discussions with FDA as part of its efforts to lift the clinical hold and plans to submit a Complete Response to the FDA during the first half of 2024.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, the Company has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight Medical Products, Inc., prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to the Company at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of the Company. The Company will forgive any remaining amounts due by Cortigent to the Company under the TFSSA. In October 2023, Vivani implemented a reduction-in-force to conserve cash that decreased Cortigent’s employees from 14 to 7 while continuing the ongoing Orion® clinical study and basic operations.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly-owned subsidiary in Australia was established to support studies of our products and product candidates.

In February 2024, Vivani announced positive NPM-115 preclinical weight loss data comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and disclosed NPM-139 as a semaglutide implant as our strategy shifted to prioritize our obesity portfolio. In a study in high-fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide injections (Ozempic®/Wegovy®) in the same study. The Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

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

The Merger involved a change of control and was accounted for as a reverse merger in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Second Sight was treated as the “acquired” company for financial reporting purposes with NPM as the acquirer. The assets acquired and liabilities assumed by NPM were recorded at fair value under Accounting Codification Standard (“ASC”) 805, Business Combinations. Accordingly, on August 30, 2022 (the “Acquisition Date”), NPM (a calendar year-end entity) was deemed to have acquired 100% of the outstanding common shares and voting interest of Second Sight. The results of Second Sight’s operations have been included in the consolidated financial statements since that date.

The acquisition-date fair value of consideration transferred totaled $54.4 million, which consisted of the fair value of the 13,136,000 shares of common stock deemed issued to Second Sight shareholders, valued at the closing price per share on the acquisition date of $4.14.

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

The following table summarizes the calculation of the gain on bargain purchase (in thousands) recorded in the year ended December 31, 2022:

Total consideration	$54,385
SAFE loan forgiven	(8,000)
Less net identifiable assets acquired	(53,262)
Gain on bargain purchase	$6,877

Because NPM purchased 100% of Second Sight and the fair value of identifiable assets acquired and liabilities assumed exceeded the fair value of the consideration, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all acquired assets and assumed liabilities were properly recognized and that the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $6.9 million in the year ended December 31, 2022.

We recognized $0.7 million of acquisition related costs that were expensed in the twelve months ended December 31, 2022. These costs are included in the consolidated income statement in the line item entitled “General and administrative.”

Operating expenses of Second Sight included in the consolidated statements of operations from the acquisition date August 30, 2022 to the period ending December 30, 2022 were $2.1 million. Pro forma consolidated net loss as if Second Sight had been included in the consolidated results was $28.3 million for the year ended December 31, 2022.

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

On March 1, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of Common Stock (the “Warrant”), to such investor at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering (the “Offering”). The Warrant has an exercise price of $3.80 per share, is exercisable immediately upon issuance and will expire three years following the date of issuance. The Company also entered into a Placement Agency Agreement with Maxim Group LLC, who acted as the sole placement agent for the Offering. The gross proceeds of approximately $15.0 million from the Offering, before paying the placement agent fees and other estimated offering expenses, was received on March 5, 2024. For additional information, refer to Note 13. Subsequent Event of the Notes to Consolidated Financial Statements.

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into the second half of 2025. Our ability to continue as a going concern is dependent on our ability to develop profitable operations through implementation of our business initiatives and/or raise additional capital, however, there can be no assurances that we will be able to do so.

2.       Summary of Significant Accounting

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of the Biopharm Division (formerly NPM) and the Neuromodulation Division (operated as Cortigent, Inc. and formerly Second Sight including Second Sight Switzerland) each of which is a reporting segment.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents are carried at fair value. We generally invest funds that are in excess of current needs in high credit quality instruments such as money market funds. As of December 31, 2023 and 2022 restricted cash of $1.3 million and $1.4 million, respectively, relates to a letter of credit as a condition of our facilities lease guarantee requirements and is classified as long-term restricted cash on the consolidated balance sheets.

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

Depreciation and amortization of property and equipment amounted to $0.4 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $17.0 million and $14.2 million, net of grant revenue, for the years ended December 31, 2023 and 2022, respectively.

Patent Costs

Due to the uncertainty associated with the successful development of one or more commercially viable products based on our research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

NIH Grant

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred.

During the year ended December 31, 2023 grants offset against operating expenses were $0.5 million, of which $0.4 million were offset against research and development expenses, and $0.1 million were offset against general and administrative expenses. During the year ended December 31, 2022 grants offset against operating expenses were $0.5 million, of which $0.4 million were offset against research and development expenses, and $0.1 million were offset against general and administrative expenses.

Concentration of Credit Risk

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2023 and 2022 include assets amounting to approximately $49,000 and $40,000, respectively, relating to our operations in Switzerland. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

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

Stock-Based Compensation

Pursuant to FASB ASC 718 Share-Based Payment (“ASC 718”), we record stock-based compensation expense for all stock-based awards. Under ASC 718, we estimate the fair value of stock options granted using the option pricing models. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company accounts for forfeitures as they occur.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are as follows:

●	The grant price of the issuances is determined based on the fair value of the shares at the date of grant.

●	The risk-free interest rate for periods within the contractual life of the option is based on the U.S. treasury yield in effect at the time of grant.

●	We calculate the expected term of options using a weighted average of option vesting periods and an estimate of one-half of the period between vesting and expiration of the option.

●	Volatility is determined based on our average historical volatilities since our trading history, supplemented with average historical volatilities of comparable companies in our similar industry.

●	Expected dividend yield is based on current yield at the grant date or the average dividend yield over the historical period. We have never declared or paid dividends and have no plans to do so in the foreseeable future.

For stock options or restricted stock units (“RSUs”) with market vesting conditions, the awards were valued using the Monte-Carlo Simulation model.

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

Comprehensive loss is reported on the face of the financial statements. For the year ended December 31, 2023 and 2022, comprehensive loss is the total of net loss and other comprehensive income which, consists entirely of foreign currency translation adjustments and there were no material reclassifications from other comprehensive loss to net loss during the year ended December 31, 2023 and 2022.

Foreign Currency Translation and Transaction Gains and Losses

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

Product Warranties

Our policy is to warrant all shipped products against defects in materials and workmanship for up to two years by replacing failed parts. We also provide a three-year manufacturer’s warranty covering implant failure by providing a functionally equivalent replacement implant. Accruals for product warranties are estimated based on historical warranty experience and current product performance trends and are recorded at the time revenue is recognized as a component of cost of sales. The warranty liabilities are reduced by material and labor costs used to replace parts over the warranty period in the periods in which the costs are incurred. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. The warranty liabilities are included in accrued expenses in the consolidated balance sheets was $0 as of December 31, 2023 and $50,000 as of December 31, 2022, respectively.

Net Loss per Share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock, common stock warrants and stock options) as if they had been converted at the beginning of the periods presented, or the issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all common stock warrants and common stock options outstanding were anti-dilutive.

As of December 31, 2023 and 2022, we excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive (in thousands).

	December 31,
	2023	2022
Shares underlying warrants outstanding	9,733	10,311
Shares underlying stock options outstanding	6,091	5,272
Shares underlying restricted stock units outstanding	403	—
Total	16,227	15,583

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker, our CEO, reviews financial information presented for each of our segments. We have two reporting segments, specifically the Biopharm Division and the Neuromodulation Division. Neither division is revenue producing.

During the year ended December 31, 2023, the Neuromodulation Division and the Biopharm Division incurred operating expenses of $5.4 million and $21.6 million, respectively. During the year ended December 31, 2023, consolidated net loss for the Neuromodulation Division was $5.4 million and for the Biopharm Division was $20.3 million. As of December 31, 2023, total assets for the Neuromodulation Division and the Biopharm Division was $1.4 million and $44.4 million, respectively.

The Company’s long-term assets are located in the United States.

Recently Adopted Accounting Standards

We believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would not have a material impact on our financial statement presentation or disclosures.

3. Fair Value Measurements

Cash equivalents, which includes money market funds, are the only financial instrument measured and recorded at fair value on our consolidated balance sheet, and they are valued using Level 1 inputs.

The following table presents money market funds at their level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands).

	Total	Level 1	Level 2	Level 3
December 31, 2023:
Money market funds	$18,629	$18,629	$—	$—

December 31, 2022:
Money market funds	$44,417	$44,417	$—	$—

4. Selected Balance Sheet Detail

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Equipment	$3,511	$3,520
Furniture and fixtures	354	10
Leasehold improvements	—	12
Computer software	7	51
Construction in progress	299	—
Total property and equipment	4,171	3,593
Accumulated depreciation and amortization	(2,442)	(2,411)
Property and equipment, net	$1,729	$1,182

Contract Liabilities

Contract liabilities amounted to $335,000 and $335,000 as of December 31, 2023 and 2022, respectively, and are included in accrued expenses on the balance sheet.

5. Grants

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (“NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. The final year of the grant ends in March 2024. The NIH grant funds ongoing and planned clinical activities and are being used to conduct and support clinical testing of six subjects implanted with the Orion™ Cortical Visual Prosthesis (“Orion”), submit and obtain Investigational Device Exemption approval from the U.S. Food and Drug Administration (“FDA”). During the year ended December 31, 2023 grants offset against operating expenses were $0.5 million, of which $0.4 million were offset against research and development expenses, and $0.1 million were offset against general and administrative expenses. During the year ended December 31, 2022 grants offset against operating expenses were $0.5 million, of which $0.4 million were offset against research and development expenses, and $0.1 million were offset against general and administrative expenses.

6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 51,031,000 issued as of December 31, 2023. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued. On August 19, 2022, the Company initiated a reverse stock split of one share for every three shares. All share numbers have been retroactively adjusted for the split. On August 30, 2022, 13,136,362 shares were deemed issued for the merger acquisition.

7. Warrants

NPM, prior to the Merger, issued common stock and warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table below and generally expire 5 years from the date of issuance at $3.15 per share exercise price, split adjusted, are transferable into one share of common stock and may be exercised on a cashless basis. The warrants qualified for an exception to derivative accounting and, accordingly, their value was not bifurcated from the total purchase price.

Second Sight warrants of 7,691,063 were outstanding and are convertible into 2,563,688 shares in the table below and converted as part of the Merger for Vivani warrants on a like-for-like basis. The weighted average exercise price of these warrants is $35.24. Of this total 7,680,938 warrants are convertible into 2,560,313 shares and are tradeable on the open market. Under accounting standards in a business combination, these warrants were measured at fair value as of the Merger date; however, the warrants were substantially out-of-the-money and were assigned no value.

A summary of warrant activity for the year ended December 31, 2023 and 2022 is presented below (in thousands, except per share and contractual life data).

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Shares	Per Share	Life (in Years)
Warrants outstanding as of December 31, 2021	9,074	$3.15
Issued	—
Exercised	(1,327)	$3.15
Forfeited or expired	—
Other adjustment	2,564	$35.24
Warrants outstanding as of December 31, 2022	10,311	$11.13	2.3
Issued	—
Exercised	—
Forfeited or expired	(578)	$3.15
Warrants outstanding as of December 31, 2023	9,733	$11.60	1.4
Warrants exercisable as of December 31, 2023	9,733	$11.60	1.4

The warrants outstanding as of December 31, 2023 have no intrinsic value.

8. Employee Benefit Plans

We have a 401(k) Savings Retirement Plan (the “Plan”) that covers substantially all full-time employees who meet the Plan’s eligibility requirements and provides for an employee elective contribution. The Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. During the years ended December 31, 2023 and 2022, employer contributions to the Plan totaled $0.3 million and $0.2 million, respectively.

9. Stock-Based Compensation

Equity Incentive Plans

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) was initiated at the time of the Merger and the 2022 Plan became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the Plan. As of December 31, 2023, the 2022 Plan provided for the issuance of a maximum of 3,540,216 shares of common stock were available for future issuance pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The plan provides for accelerated vesting if there is a change of control, as defined in the Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding at December 31, 2021	4,542	$2.89
Granted	866	$2.31
Exercised	(73)	$1.66
Forfeited or expired	(335)	$4.16
Other adjustment	272	$8.70
Options outstanding at December 31, 2022	5,272	$3.07
Granted	1,384	$1.22
Exercised	(333)	$0.52
Forfeited or expired	(232)	$8.12
Options outstanding, vested and expected to vest as of December 31, 2023	6,091	$2.60	6.96
Options exercisable as of December 31, 2023	4,125	$3.03	6.11

The estimated aggregate intrinsic value of stock options exercisable as of December 31, 2023 was $0.1 million. During the year ended December 31, 2022, other adjustment represents a prior period true-up and Second Sight options exchanged as part of the Merger for Vivani options on a like-for-like basis. Under accounting standards in a business combination, these options were measured at fair value as of the Merger date; however, the options were substantially out-of-the-money and were assigned no value.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	0	$—
Granted	403	$0.93
Vested and released	0	$—
Forfeited and canceled	0	$—
Outstanding as of December 31, 2023	403	$0.93

During the year ended December 31, 2023, the Company granted 402,500 RSUs, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands).

	Year Ended December 31,
	2023	2022
Research and development	$1,219	$896
General and administrative	645	400
Total stock-based compensation expense	$1,864	$1,296

As of December 31, 2023, there was $1.8 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.2 years. As of December 31, 2023, there was $0.1 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 0.1 years.

Stock Options

During the year ended December 31, 2023, we granted stock options to purchase 1,383,817 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $1.22 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years.

Stock Options (Service Vesting)

During the year ended December 31, 2023, 1,183,817 stock options subject to service vesting, were issued and valued at $1.2 million using the Black-Scholes option-pricing model. During the year ended December 31, 2022, 866,471 stock options subject to service vesting, were issued and valued at $1.5 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2023	2022
Risk-free interest rate	3.99% to 4.79%	3.42% – 4.45%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Expected term	4.00-6.20 years	4.25-6.08 years

Stock Options (Market Conditions Vesting)

During the year ended December 31, 2023, 200,000 stock options, subject to market conditions which required our stock price to exceed $6.30 per share for three consecutive days in the four years from grant date for the stock option to vest. These stock options with market conditions vesting were valued at $0.1 million. The fair value of these options subject to market conditions were valued using the Monte-Carlo Simulation model with the following assumptions:

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

Restricted Stock Units (RSUs)

During the year ended December 31, 2023, the Company granted 402,500 RSUs. These RSUs are subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

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

10. Income Taxes

As discussed in Note 1, Organization and Business Operations, Nano Precision Medical, Inc. and Second Sight Medical Products, Inc. merged on August 30, 2022. The transaction was accounted for as a reverse merger business combination under GAAP. Accordingly, the consolidated income tax provision includes NPM for all periods presented, and the legacy Second Sight business of Vivani since the date of the merger.

Due to the net losses in 2023 and 2022, the provision for income taxes consists only of minimum California franchise taxes presented in general and administrative expenses.

The components of deferred income assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred Tax:
Accruals and reserves	$1,101	$1,475
Capitalized R&E §174	5,120	2,456
Lease ROU	302	48
Stock compensation	1,541	1,499
Net operating loss	48,170	44,749
R&D credit	6,770	6,319
Gross deferred tax assets	63,004	56,546

Investment in subsidiary	(1,924)	(1,510)
Accumulated depreciation and amortization	(200)	(202)
Gross deferred tax liabilities	(2,124)	(1,712)

Valuation Allowance	(60,880)	(54,834)

Total Deferred Tax Assets, Net	$—	$—

Change in Valuation Allowance for the Year Ended	$6,046	$4,980

The reconciliation of income tax computed at the expected U.S. federal statutory tax rate of 21% to income tax expense (benefit) and the corresponding rate from operations consist of the following (in thousands) for the year ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023		2022

Pre-tax loss	$(25,652)		$(13,889)

Federal tax (benefit) at statutory rate	$(5,387)	21.0%	$(2,916)	21.0%
State tax (benefit), net of federal tax benefit	(1,791)	7.0%	(1,073)	7.7%
R&D tax credit from current year	(1,050)	4.1%	(707)	5.1%
Impact on effective rate of loss eliminated in consolidation	—	—%	(311)	2.2%
Other	2,184	-8.5%	28	-2.0%
Change in valuation allowance	6,046	-23.6%	4,980	-35.9%
Total provision for income taxes	$2	0.0%	2	0.0%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2023 and 2022, a full valuation allowance has been recorded because deferred tax assets have been assessed to be less than “more likely than not” to be realized.

As of December 31, 2023, we had federal and apportioned state net operating loss (“NOL”) and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

As of December 31, 2023
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	136,332
Total federal NOL carry-forward	$183,685

State NOL carry-forward, begin expiring 2030	$120,068

Federal R&D tax credit carry-forward, begin expiring in 2036	$2,518
State R&D carry-forward, no expiration date	$7,524

Total R&E related deferred income tax assets (net of applicable amortization)	$5,120

Reserve for uncertain income tax positions	Nil

As of December 31, 2023, the Company has Federal and California research and development credit carryforwards of $2.5 million and $7.5 million, respectively. The Federal research and development credit carryforwards will expire beginning in 2036 if not utilized. The California research and development credits have no expiration date.

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

To the extent that each of the tax filers continue to generate taxable losses, unused losses will carry-forward to offset future taxable income, if any, until these unused losses expire. However, the tax filers may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2030 through 2037 for federal net operating losses generated before 2018. Federal net operating losses generated for year 2018 and forward do not expire. State net operating losses expire from 2030 through 2042. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss, or NOL, carry-forwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

Second Sight Medical Products, Inc. experienced an “ownership change” within the meaning of Section 382(g) of the Code during the third quarter of 2022 as a result of the merger. The ownership change will subject its net operating loss carry-forwards to an annual limitation, which will significantly restrict its ability to use them to offset taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of stock at the time of the ownership change multiplied by a tax-exempt interest rate specified by the Internal Revenue Service. We have not yet fully analyzed the available information to determine the amount of the annual limitation.

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$—	$—
Increases based on tax positions related to the current year	262	—
Increases based on tax positions related to prior years	1,430	—
Reductions based on tax positions related to prior years	—	—
Balance at end of year	$1,692	$—

As of December 31, 2023, the Company had $1.7 million of unrecognized tax benefits which are comprised of federal of $0.5 million and California of $1.2 million. The Company’s unrecognized gross tax benefits would not reduce its annual effective tax rate if recognized because the Company has recorded a full valuation allowance on deferred tax assets. The Company does not foresee any material changes to its gross unrecognized tax benefit within the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2023 and 2022. All years are open for examination by federal and state authorities. The Company currently has no federal or state tax examinations in progress.

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

We file income tax returns in the U.S. federal jurisdiction and various states and are subject to income tax examinations by federal tax authorities for tax years ended 2017 and later and by state authorities for tax years ended 2016 and later. We currently are not under examination by any tax authority. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023 and 2022, we have no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, our foreign subsidiary, has not had any taxable income in the prior and current years.

11. Right-of-use Assets and Operating Lease Liabilities

We lease certain office, laboratory, research and development space and equipment for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani will be responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is included in long-term assets on the balance sheet as of December 31, 2023. The lease in Emeryville, California expired on September 30, 2023.

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease has a term of two years and two months. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		December 31,
	Balance Sheet Classification	2023	2022
Assets
Non-current assets	Right-of-use assets	$19,616	$779
Liabilities
Current	Current operating lease liabilities	$1,383	$955
Long-term	Long-term operating lease liabilities	$19,313	$—

Operating lease cost was $2.8 million and $0.9 million during 2023 and 2022, respectively. Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $1.1 million and $0.3 million during 2023 and 2022, respectively.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of December 31, 2023 (in thousands except weighted average data):

Year Ending December 31,
2024	$3,070
2025	2,914
2026	2,889
2027	2,976
2028	3,065
Thereafter	15,861
Total lease payments	30,775
Less imputed interest	(10,079)
Total lease liabilities	$20,696

Weighted average discount rate	8.41%
Weighted average remaining lease term	9.49 years

Other information related to leases are as follows (in thousands):

	Year ended December 31,
	2023	2022
Cash paid for operating lease liabilities	$1,932	$1,049

12. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed for the year ended December 31, 2023 and 2022 were $0.1 million and $0.2 million, respectively.

Litigation, Claims and Assessments

Three oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by Cortigent. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing Cortigent’s neuromodulation patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court in its judgment dated January 31, 2024 converted Pixium’s receivership proceedings to liquidation proceedings and that Pixium’s liquidator is due to intervene in the pending proceedings before the Paris Court of Appeal. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022 related to this matter but plans to continue its appeal against the preliminary judgment.

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

On March 1, 2024, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Securities Purchase Agreement”) relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share (the “Common Stock”) and warrants to purchase up to an aggregate of 3,947,368 shares of Common Stock (the “Warrant”), to such investor at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering (the “Offering”). The Warrant has an exercise price of $3.80 per share, is exercisable immediately upon issuance and will expire three years following the date of issuance. The Company also entered into a Placement Agency Agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering.

The gross proceeds from the Offering will be approximately $15.0 million, before paying the placement agent fees and other estimated offering expenses. The Offering is being made pursuant to the shelf registration statement on Form S-3 (File No. 333-256904) previously filed by the Company with the SEC on June 8, 2021 and declared effective on June 14, 2021. The Offering is made only by means of a prospectus forming a part of the effective registration statement and a prospectus supplement relating to the Offering.

Pursuant to the terms of the Securities Purchase Agreement, until 45 days following the closing of the Offering, the Company has agreed not to issue (or enter into any agreement to issue) any shares of Common Stock or Common Stock equivalents, subject to certain exceptions. The Company has further agreed not to enter into an agreement involving a variable rate transaction until one year following the closing of the Offering. In addition, the Company’s directors and officers have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Offering, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of Common Stock and accompanying Warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses.