Form 10-Q
period 2024-03-31
Vivani Medical, Inc.
filed 2024-05-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 10, 2024, the registrant had 54,978,465 shares of common stock, par value $0.0001 per share outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$29,648	$20,654
Prepaid expenses and other current assets	1,854	2,408
Total current assets	31,502	23,062
Property and equipment, net	1,689	1,729
Right-of-use assets	19,212	19,616
Restricted cash	1,338	1,338
Other assets	47	52
Total assets	$53,788	$45,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$570	$542
Accrued expenses	1,953	1,727
Litigation accrual	1,675	1,675
Accrued compensation expense	506	396
Current operating lease liabilities	1,434	1,383
Total current liabilities	6,138	5,723
Long-term operating lease liabilities	18,940	19,313
Total liabilities	25,078	25,036
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	-	-
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 54,978 and 51,031 at March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	133,094	119,054
Accumulated other comprehensive income	88	140
Accumulated deficit	(104,477)	(98,438)
Total stockholders’ equity	28,710	20,761
Total liabilities and stockholders’ equity	$53,788	$45,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development, net of grants	$3,726	$3,955
General and administrative, net of grants	2,501	2,646
Total operating expenses	6,227	6,601
Loss from operations	(6,227)	(6,601)
Other income, net	188	283
Net loss	$(6,039)	$(6,318)
Net loss per common share - basic and diluted	$(0.12)	$(0.12)
Weighted average common shares outstanding - basic and diluted	52,202	50,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(6,039)	$(6,318)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(52)	9
Comprehensive loss	$(6,091)	$(6,309)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	50,736	$5	$117,054	$35	$(72,786)	$44,308
Option exercises	53	-	-	-	-	-
Stock-based compensation expense	-	-	369	-	-	369
Foreign currency translation adjustments	-	-	-	9	-	9
Net loss	-	-	-	-	(6,318)	(6,318)
Balance, March 31, 2023	50,789	$5	$117,423	$44	$(79,104)	$38,368

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with securities purchase agreement, net of issuance costs	3,947	-	13,687	-	-	13,687
Stock-based compensation expense	-	-	353	-	-	353
Foreign currency translation adjustments	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	(6,039)	(6,039)
Balance, March 31, 2024	54,978	$5	$133,094	$88	$(104,477)	$28,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,039)	$(6,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99	108
Stock-based compensation	353	369
Non-cash lease expense	82	(62)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	556	(153)
Accounts payable	27	(429)
Accrued compensation expenses	110	(243)
Accrued expenses	300	(238)
Net cash used in operating activities	(4,512)	(6,966)
Cash flows from investing activities:
Purchases of property and equipment	(182)	(37)
Net cash used in investing activities	(182)	(37)
Cash flows from financing activities:
Net proceeds from exercise of options	3	-
Issuance of common stock and warrants in connection with securities purchase agreement, net of issuance costs	13,687	-
Net cash provided by financing activities	13,690	-
Effect of exchange rate changes on cash and cash equivalents	(2)	-
Cash, cash equivalents and restricted cash:
Net increase (decrease)	8,994	(7,003)
Balance at beginning of period	21,992	46,442
Balance at end of period	$30,986	$39,439

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$1
Non-cash investing and financing activities:
Establishment of operating right-of-use assets through operating lease obligations	$-	$668
Receivables for cash in-transit on exercise of common stock under equity incentive plan	$(3)	$-
Purchases of property and equipment in accounts payable and accrued expenses	$(123)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. For example, a recent retrospective cohort study of approved obesity drugs found that only 40% of patients remained persistent on semaglutide therapy after one year of treatment indicating significant opportunity for improvement. We are developing a portfolio of miniature, sub-dermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to 6 months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal technology, which may improve the tolerability profiles for medicines that produce side effects associated with fluctuating drug levels in the blood.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM closed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of the company’s lead program NPM-115, a miniature, 6-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of company’s miniature, long-term drug implant portfolio. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

In December 2022, we contributed our neurostimulation assets and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. Cortigent is advancing the Company’s pioneering neurostimulation technology. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. The Registration Statement on Form S-1 was recently amended and filed with the SEC in February 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant for the treatment of type 2 diabetes) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains on track to provide the FDA with the requested CMC information associated with the current Clinical Hold on NPM-119 during the first half of 2024.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to Vivani at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent to the Company under the TFSSA. In October 2023, Vivani implemented a reduction-in-force to conserve cash that decreased Cortigent’s employees from 14 to 7 while continuing the ongoing Orion® clinical study and basic operations.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates.

In February 2024, Vivani announced positive NPM-115 preclinical weight loss data comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and disclosed NPM-139 as a semaglutide implant as our strategy shifted to prioritize our obesity portfolio. In a study of high-fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide injections (Ozempic®/Wegovy®) in the same study. The Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

On March 1, 2024, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with an institutional investor to purchase 3,947,368 shares of common stock, par value $0.0001 per share (the “Common Stock”) and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering (the “Offering”). The warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance, and will expire three years following the date of issuance.

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

On March 1, 2024, the Company entered into a securities purchase agreement with an institutional investor (the “Securities Purchase Agreement”) relating to the issuance of 3,947,368 shares of the Common Stock and warrants to purchase up to an aggregate of 3,947,368 shares of Common Stock (the “Warrants”), to such investor at a purchase price of $3.80 per share and accompanying warrants in the Offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the three months ended March 31, 2024. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2023, included within our Annual Report on Form 10-K filed with the SEC on March 26, 2024. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to useful lives of long-lived assets, stock-based compensation and evaluation of going concern. Management bases its estimates on historical experience and on various assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. Our chief operating decision-maker, our Chief Executive Officer, reviews financial information presented for each of our segments. We have two reporting segments, specifically the Biopharm Division and Neurostimulation Division. Neither division is revenue producing. The Biopharm Division includes activities from NPM and Vivani Medical Australia Pty Ltd. The Neurostimulation Division includes activities from Cortigent and our subsidiary in Switzerland.

During the three months ended March 31, 2024, the Biopharm Division and Neurostimulation Division incurred operating expenses of $5.7 million and $0.5 million, respectively. During the three months ended March 31, 2024, consolidated net loss for the Biopharm Division was $5.5 million and for the Neurostimulation Division was $0.6 million. As of March 31, 2024, total assets for the Biopharm Division and the Neurostimulation Division was $52.5 million and $1.3 million, respectively.

The Company’s long-term assets are located in the United States.

Significant Accounting Policies

Our significant accounting policies are set forth in our financial statements for the year ended December 31, 2023, included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 26, 2024.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.

Note 3. Concentration of Risk

Credit Risk

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, certificates of deposit and money market funds. We maintain cash, certificates of deposit and money market funds with financial institutions that we deem reputable.

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2024 and 2023 include assets amounting to approximately $26,000 and $0.1 million, respectively, relating to our operations in Switzerland. In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

Note 4. Fair Value Measurements

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

Cash equivalents, which includes certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our condensed consolidated balance sheet, and are valued using Level 1 inputs. As of March 31, 2024 and 2023, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended March 31, 2024 and 2023.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$7,000	$7,000	$-	$-
Money market funds	15,869	15,869	-	-
Total	$22,869	$22,869	$-	$-

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$18,629	$18,629	$-	$-
Total	$18,629	$18,629	$-	$-

Note 5. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Property and equipment at cost:
Equipment	$3,843	$3,511
Furniture and fixtures	360	354
Computer software	7	7
Construction in progress	21	299
Total property and equipment	4,231	4,171
Accumulated depreciation and amortization	(2,542)	(2,442)
Property and equipment, net	$1,689	$1,729

Note 6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 54,978,465 issued and outstanding as of March 31, 2024. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued as of March 31, 2024.

Securities Purchase Agreement

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Common Stock and Warrants to purchase up to an aggregate of 3,947,368 shares of common stock, at a purchase price of $3.80 per share and accompanying warrants in the Offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. The Company also entered into a Placement Agency Agreement with Maxim, who acted as the sole placement agent for the Offering. In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of common stock and accompanying warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other estimated offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the three months ended March 31, 2024.

Pursuant to the terms of the Securities Purchase Agreement, until 45 days following the closing of the Offering, the Company agreed not to issue (or enter into any agreement to issue) any shares of common stock or common stock equivalents, subject to certain exceptions. The Company has further agreed not to enter into an agreement involving a variable rate transaction until one year following the closing of the Offering. In addition, the Company’s directors and officers have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Offering, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

Note 7. Warrants

A summary of warrant activity for the three months ended March 31, 2024 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2023	9,733	$11.60	1.4
Issued	3,947	$3.80
Exercised	-	$-
Forfeited or expired	(2,719)	$33.40
Warrants outstanding as of March 31, 2024	10,961	$3.38	2.08
Warrants exercisable as of March 31, 2024	10,961	$3.38	2.08

NPM, prior to the merger with Second Sight, issued common stock and warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table above and generally expire 5 years from the date of issuance at $3.15 per share exercise price are transferable into one share of common stock and may be exercised on a cashless basis.

Second Sight underwriter warrants of 10,125 were outstanding and are convertible into 3,375 shares, included in the table above, and converted as part of the merger for Vivani warrants on a like-for-like basis. The weighted average exercise price of these warrants is $3.75.

In connection with the Securities Purchase Agreement entered on March 1, 2024, relating to the issuance of 3,947,368 shares of the Common Stock, par value of $0.0001 per share, the Company issued Warrants to purchase 3,947,368 shares of common stock at an exercise price of $3.80 per share. These Warrants are exercisable immediately upon issuance and will expire three years following the date of issuance. The Warrants may be exercised on a cashless basis.

The warrants outstanding as of March 31, 2024 had no intrinsic value.

Note 8. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of March 31, 2024, 3,387,345 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The plan provides for accelerated vesting if there is a change of control, as defined in the Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2023	6,091	$2.60
Granted	59	$1.90
Exercised	-	$-
Forfeited or expired	(270)	$1.08
Options outstanding, vested and expected to vest as of March 31, 2024	5,880	$2.67	6.78
Options exercisable as of March 31, 2024	4,199	$3.07	6.05

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2024 was $0.2 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	403	$0.93
Granted	-	$-
Vested and released	-	$-
Forfeited and canceled	-	$-
Outstanding as of March 31, 2024	403	$0.93

During the three months ended March 31, 2023, the Company granted 402,500 RSUs, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$235	$248
General and administrative	118	121
Total stock-based compensation expense	$353	$369

As of March 31, 2024, there was $1.6 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.1 years. As of March 31, 2024, there were no unrecognized compensation expense related to outstanding RSUs.

Stock Options

During the three months ended March 31, 2024, we granted stock options to purchase 59,014 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $1.90 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years.

Stock Options (Service Vesting)

During the three months ended March 31, 2024, 59,014 stock options subject to service vesting, were issued and valued at $0.1 million using the Black-Scholes option-pricing model. During the three months ended March 31, 2023, 993,333 stock options subject to service vesting, were issued and valued at $0.9 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.18% to 4.29%	4.22% to 4.45%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Expected term	5.27 to 6.02 years	4.00 to 6.02 years

Stock Options (Market Conditions Vesting)

During the three months ended March 31, 2023, 200,000 stock options were granted and subject to market conditions which required our stock price to exceed $6.30 per share for three consecutive days in the four years from grant date for the stock option to vest. These stock options with market conditions vesting were valued at $0.1 million. The fair value of these options subject to market conditions were valued using the Monte-Carlo Simulation model with the following assumptions:

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

Restricted Stock Units (RSUs)

During the three months ended March 31, 2023, the Company granted 402,500 RSUs. These RSUs are subject to performance vesting criteria, based on market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

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

Note 9. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of shares of common stock outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include common stock options, RSUs and warrants issued and outstanding.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(6,039)	$(6,318)
Denominator:
Weighted average common shares outstanding - basic and diluted	52,202	50,755
Net loss per common share, basic and diluted	$(0.12)	$(0.12)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	March 31,
	2024	2023
Stock options issued and outstanding	5,880	6,055
Restricted stock units issued and outstanding	403	-
Warrants to purchase common stock	10,961	10,311
Total	17,244	16,366

Note 10. Right-of-use Assets and Operating Lease Liabilities

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

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is recorded as restricted cash, long-term on the balance sheets as of March 31, 2024 and December 31, 2023. The lease in Emeryville, California expired on September 30, 2023.

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease has a term of two years and two months. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		March 31,	December 31,
	Balance Sheet Classification	2024	2023
Assets
Non-current assets	Right-of-use assets	$19,212	$19,616
Liabilities
Current	Current operating lease liabilities	$1,434	$1,383
Long-term	Long-term operating lease liabilities	$18,940	$19,313

Operating lease cost was $0.8 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.1 million and $0.1 million during the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of March 31, 2024 (in thousands except weighted average data):

Year Ending December 31,	Amount
2024 (remaining nine months)	$2,314
2025	2,914
2026	2,889
2027	2,976
2028	3,065
Thereafter	15,861
Total lease payments	$30,019
Less imputed interest	(9,645)
Total lease liabilities	$20,374

Weighted average discount rate	8.41%
Weighted average remaining lease term	9.27 years

Other information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$756	$377

Note 11. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended March 31, 2024 and 2023 were $6,000 and $26,000, respectively.

Litigation, Claims and Assessments

One opposition filed by Pixium Vision SA (“Pixium”) is pending in the European Patent Office challenging the validity of a European patent owned by Cortigent. The outcome of the challenge is not certain, however, if successful, it may affect our ability to block competitors from utilizing Cortigent’s neurostimulation patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing is scheduled to be in June 2024. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to continue its appeal against the preliminary judgment.

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

Note 12. Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements, except as follows:

On April 22, 2024, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of the Common Stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its Common Stock in accordance with the Sales Agreement.

The Company may sell the Common Stock under the Sales Agreement (A) in privately negotiated transactions; (B) as block transactions; or (C) by any other method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Capital Market or sales made into any other existing trading market for the shares of Common Stock. Jefferies will use commercially reasonable efforts to place the shares of Common Stock from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions we may impose). The Company will pay Jefferies a commission of up to three percent (3.0%) of the gross sales proceeds of any Common Stock sold through Jefferies under the Sales Agreement, and also has provided Jefferies with customary indemnification rights. In addition, the Company has agreed to reimburse certain legal expenses and fees incurred by Jefferies in connection with the offering.

The Company is not obligated to make any sales of Common Stock under the Sales Agreement. The offering of shares of Common Stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

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

Business Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. For example, a recent retrospective cohort study of approved obesity drugs found that only 40% of patients remained persistent on semaglutide therapy after one year of treatment indicating significant opportunity for improvement. We are developing a portfolio of miniature, sub-dermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to 6 months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal technology, which may improve the tolerability profiles for medicines that produce side effects associated with fluctuating drug levels in the blood.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM closed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of the company’s lead program NPM-115, a miniature, 6-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of company’s miniature, long-term drug implant portfolio. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

Moving forward, Vivani’s focus will be on the further development of NPM-115 and its emerging pipeline of innovative miniature, long-term drug implants to treat patients with chronic diseases and high unmet medical need. The origins of this business started while its current Vivani CEO and NPM co-founder Adam Mendelsohn and two of his graduate school colleagues, Kathleen Fischer and Lily Peng, at the University of California, San Francisco (“UCSF”) and the University of California, Berkeley (“UCB”), entered business school competitions leveraging their growing knowledge of chemistry, drug delivery, and nanoscale technology to propose the development of new miniature, biocompatible, drug implant prototypes capable of releasing therapeutic drug levels over an extended period of time. Based on their success and encouragement from professors and others, including medical device/pharmaceutical icon Alfred E. Mann, Dr. Mendelsohn and colleagues started NPM in 2009 and operations began in 2011 in an incubator on the UCB campus. Today, the Company has grown to 36 full-time employees and its current headquarters and operations are located at 1350 South Loop Road, Alameda, California.

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

In December 2022, we contributed our neurostimulation assets and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. Cortigent is advancing the Company’s pioneering neurostimulation technology. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. The Registration Statement on Form S-1 was recently amended and filed with the SEC in February 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant for the treatment of type 2 diabetes) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes, also named LIBERATE-1™. On August 18, 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani remains on track to provide the FDA with the requested CMC information associated with the current Clinical Hold on NPM-119 during the first half of 2024.

On August 25, 2023, Vivani and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to Vivani at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent to the Company under the TFSSA. In October 2023, Vivani implemented a reduction-in-force to conserve cash that decreased Cortigent’s employees from 14 to 7 while continuing the ongoing Orion® clinical study and basic operations.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly-owned subsidiary in Australia was established to support studies of our product candidates.

In February 2024, Vivani announced positive NPM-115 preclinical weight loss data comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and disclosed NPM-139 as a semaglutide implant as our strategy shifted to prioritize our obesity portfolio. In a study of high-fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide injections (Ozempic®/Wegovy®) in the same study. The Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

On March 1, 2024, the Company entered into a securities purchase agreement with an institutional investor to purchase 3,947,368 shares of common stock and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance, and will expire three years following the date of issuance. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

On March 6, 2024, the Company announced the appointment of Daniel Bradbury to its Board of Directors. Under Bradbury’s leadership as CEO, Amylin Pharmaceuticals, with partner Alkermes, secured the 2012 approval of Bydureon® (exenatide injection), the world’s first GLP-1 receptor agonist, a class of drugs that now includes blockbusters Ozempic®, Trulicity® and Wegovy®.

Funding and Liquidity

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants. On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share (the “Common Stock”) and warrants to purchase up to an aggregate of 3,947,368 shares of common stock (the “Warrants”), to such investor at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering (the “Offering”). The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the three months ended March 31, 2024. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024. During the three months ended March 31, 2024 and 2023 total grants offseting against operating expenses were $0.1 million and $0.1 million, respectively.

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

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into the second half of 2025. Our ability to continue as a going concern is dependent on our ability to raise additional capital and/or develop profitable operations through implementation of our business initiatives, however, there can be no assurances that we will be able to do so.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2024.

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

●	Research and development expense consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies, as well as facilities costs, which include expenses for rent, maintenance of facilities and depreciation of equipment, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products. We also expect to receive additional grants in the future that will primarily offset research and development costs.

●	General and administrative expense consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent and other facility related costs. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended March 31, 2024 and 2023

Research and development expense. Research and development expense during the three months ended March 31, 2024 was $3.7 million, compared to $4.0 million during the three months ended March 31, 2023. The decrease of $0.3 million, or 6%, was primarily attributable to a decrease in costs from our neurostimulation division and drug implants development costs, partially offset by increased payroll and personnel-related costs and increased rent due to the lease agreement in Alameda, California and related facilities expense.

General and administrative expense. General and administrative expense during the three months ended March 31, 2024 was $2.5 million, compared to $2.6 million during the three months ended March 31, 2023. The decrease of $0.1 million, or 5%, was primarily attributable to a decrease in costs from our neurostimulation division, partially offset by increased payroll and personnel-related costs, increased rent due to the lease agreement in Alameda, California and professional service expense.

Other income, net. Other income, net during the three months ended March 31, 2024 was $0.2 million, compared to $0.3 million during the three months ended March 31, 2023. The change was not significant.

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

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of common stock and accompanying warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other estimated offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the three months ended March 31, 2024. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

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

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel pharmaceutical product candidates and medical device candidates, including limitations on our operating capital resources and uncertain demand for our products. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. We expect our operating expenses to increase significantly as we continue our business operations, particularly as we prepare to and initiate our planned clinical trial and conduct our other research and development activities. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. If we are required to conduct additional nonclinical or clinical activities preclinical or IND-enabling activities such as additional pre-clinical, our overall expenditures would increase. In addition, if we obtain marketing approval, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash, cash equivalents and restricted cash increased by $9.0 million from $22.0 million as of December 31, 2023 to $31.0 million as of March 31, 2024. Working capital was $25.4 million as of March 31, 2024, as compared to $17.3 million as of December 31, 2023, an increase of $8.0 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the three months ended March 31, 2024, we used $4.5 million of cash in operating activities, consisting primarily of a net loss of $6.0 million, partially offset by $1.0 million provided by a net change in operating assets and liabilities and non-cash items totaling $0.5 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

During the three months ended March 31, 2023, we used $7.0 million of cash in operating activities, consisting primarily of a net loss of $6.3 million and a net increase in net operating assets of $1.1 million, partially offset by non-cash charges of $0.4 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

Cash Flows from Investing Activities

Cash used for investing activities during the three months ended March 31, 2024 and 2023 was $0.2 million and $37,000, respectively, primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $13.7 million during the three months ended March 31, 2024, primarily attributable to a securities purchase agreement with an institutional investor. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

There were no cash flows from financing activities during the three months ended March 31, 2023.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in certificates of deposit and money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2024, our cash equivalents consisted of certificates of deposit, money market funds and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2024, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

One opposition filed by Pixium Vision SA (“Pixium”) is pending in the European Patent Office challenging the validity of a European patent owned by Cortigent. The outcome of the challenge is not certain, however, if successful, it may affect our ability to block competitors from utilizing Cortigent’s neurostimulation patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing is scheduled to be in June 2024. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to continue its appeal against the preliminary judgment.

We are party to litigation arising in the ordinary course of business. It is our opinion that the outcome of such matters will not have a material effect on our financial statements, however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The material risks associated with our business were most recently discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that we filed on March 26, 2024. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended March 31, 2024.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.2	Bylaws of Vivani Medical, Inc. effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.1*	Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instant Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	May 13, 2024
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid Makes	Chief Financial Officer	May 13, 2024
Brigid Makes	(Principal Financial and Accounting Officer)