Form 10-Q
period 2024-06-30
Vivani Medical, Inc.
filed 2024-08-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 12, 2024, the registrant had 55,255,856 shares of common stock, par value $0.0001 per share outstanding.

1

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$24,919	$20,654
Prepaid expenses and other current assets	1,418	2,408
Total current assets	26,337	23,062
Property and equipment, net	1,710	1,729
Right-of-use assets	18,801	19,616
Restricted cash	1,338	1,338
Other assets	38	52
Total assets	$48,224	$45,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$645	$542
Accrued expenses	1,660	1,727
Litigation accrual	1,675	1,675
Accrued compensation expense	384	396
Current operating lease liabilities	1,420	1,383
Total current liabilities	5,784	5,723
Long-term operating lease liabilities	18,616	19,313
Total liabilities	24,400	25,036
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	-	-
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 55,197 and 51,031 at June 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	133,588	119,054
Accumulated other comprehensive income	63	140
Accumulated deficit	(109,833)	(98,438)
Total stockholders’ equity	23,824	20,761
Total liabilities and stockholders’ equity	$48,224	$45,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development, net of grants	$3,513	$3,864	$7,239	$7,819
General and administrative, net of grants	2,168	3,139	4,669	5,785
Total operating expenses	5,681	7,003	11,908	13,604
Loss from operations	(5,681)	(7,003)	(11,908)	(13,604)
Other income, net	325	477	513	760
Net loss	$(5,356)	$(6,526)	$(11,395)	$(12,844)
Net loss per common share - basic and diluted	$(0.10)	$(0.13)	$(0.21)	$(0.25)
Weighted average common shares outstanding - basic and diluted	55,021	50,795	53,612	50,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,356)	$(6,526)	$(11,395)	$(12,844)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(25)	21	(77)	30
Comprehensive loss	$(5,381)	$(6,505)	$(11,472)	$(12,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with securities purchase agreement, net of issuance costs $1.3 million	3,947	-	13,687	-	-	13,687
Stock-based compensation expense	-	-	353	-	-	353
Foreign currency translation adjustments	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	(6,039)	(6,039)
Balance, March 31, 2024	54,978	5	133,094	88	(104,477)	28,710
Issuance of common stock in connection with At-the-Market offering, net of issuance costs $240K	219	1	111	-	-	112
Stock-based compensation expense	-	-	383	-	-	383
Foreign currency translation adjustments	-	-	-	(25)	-	(25)
Net loss	-	-	-	-	(5,356)	(5,356)
Balance, June 30, 2024	55,197	$6	$133,588	$63	$(109,833)	$23,824

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	50,736	$5	$117,054	$35	$(72,786)	$44,308
Option exercises	53	-	-	-	-	-
Stock-based compensation expense	-	-	369	-	-	369
Foreign currency translation adjustments	-	-	-	9	-	9
Net loss	-	-	-	-	(6,318)	(6,318)
Balance, March 31, 2023	50,789	5	117,423	44	(79,104)	38,368
Option exercises	10	-	7	-	-	7
Stock-based compensation expense	-	-	524	-	-	524
Foreign currency translation adjustments	-	-	-	21	-	21
Net loss	-	-	-	-	(6,526)	(6,526)
Balance, June 30, 2023	50,799	$5	$117,954	$65	$(85,630)	$32,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,395)	$(12,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	188
Stock-based compensation	736	893
Non-cash lease expense	155	128
Fixed assets write-off	34	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,004	(1,270)
Accounts payable	107	822
Accrued compensation expenses	(12)	(90)
Accrued expenses	(141)	(343)
Net cash used in operating activities	(9,313)	(12,516)
Cash flows from investing activities:
Purchases of property and equipment	(219)	(81)
Net cash used in investing activities	(219)	(81)
Cash flows from financing activities:
Net proceeds from exercise of options	-	7
Issuance of common stock and warrants in connection with securities purchase agreement, net of issuance costs	13,687	-
Issuance of common stock and warrants in connection with the At-the-Market offering, net of issuance costs	112	-
Net cash provided by financing activities	13,799	7
Effect of exchange rate changes on cash and cash equivalents	(2)	0
Cash, cash equivalents and restricted cash:
Net increase (decrease)	4,265	(12,590)
Balance at beginning of period	21,992	46,442
Balance at end of period	$26,257	$33,852

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$1
Non-cash investing and financing activities:
Establishment of operating right-of-use assets through operating lease obligations	$-	$20,755
Purchases of property and equipment in accounts payable and accrued expenses	$(5)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology, which is designed to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injectable) discontinue therapy within the first year of treatment, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, subdermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal™ technology, which may improve the tolerability profiles for medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of the company’s lead program NPM-115, a miniature, 6-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of company’s miniature, long-acting drug implant portfolio. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

In December 2022, we contributed our neurostimulation assets and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. Cortigent is advancing the Company’s pioneering neurostimulation technology. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. The Registration Statement on Form S-1 was recently amended and filed with the SEC on June 7, 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of a first-in-human study of an exenatide implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. After providing additional information to sufficiently address the FDA's concerns, the FDA lifted the clinical hold on NPM-119 on June 13, 2024 allowing for the proposed study to proceed. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. The initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

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

In February 2024, Vivani announced positive preclinical weight loss data with its exenatide implant that was comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and a strategic shift to prioritize the Company's obesity portfolio. In a study of high-fat diet-induced obese mice, the exenatide implant generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to the extent of weight loss observed in mice treated with semaglutide injections (Ozempic®) in the same study.

In February, the Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, another miniature, long term subdermal GLP-1 implant in development for chronic weight management further demonstrating our prioritization on obesity. NPM-139 also has the added potential benefit of once-yearly administration.

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

On April 22, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of the Common Stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its Common Stock in accordance with the Sales Agreement.

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the company's miniature, long-acting GLP-1 implant under development with partner Okava Pharmaceuticals, Inc. ("Okava") for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration.

As stated previously, on June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company has redesigned the First-in-Human study, LIBERATE-1, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight patients. The study will enroll patients who will be titrated on weekly semaglutide injections for eight weeks before being randomized to receive a single exenatide implant, weekly exenatide injections (Bydureon BCise®) or weekly semaglutide injections (Wegovy®) for a nine-week treatment duration. The LIBERATE-1 study will be conducted in Australia and is anticipated to be initiated in the fourth quarter of 2024, subject to regulatory clearance, with data from the study expected in 2025.

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

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Common Stock and warrants to purchase up to an aggregate of 3,947,368 shares of Common Stock (the “Warrants”), to such investor at a purchase price of $3.80 per share and accompanying warrants in the Offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the six months ended June 30, 2024. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements.

On April 22, 2024, the Company entered into the Sales Agreement with Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the Common Stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its Common Stock in accordance with the Sales Agreement. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements.

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

During the three months ended June 30, 2024, the Biopharm Division and Neurostimulation Division incurred operating expenses of $5.2 million and $0.5 million, respectively. During the three months ended June 30, 2024, consolidated net loss for the Biopharm Division was $4.8 million and for the Neurostimulation Division was $0.5 million.

During the six months ended June 30, 2024, the Biopharm Division and Neurostimulation Division incurred operating expenses of $10.9 million and $1.0 million, respectively. During the six months ended June 30, 2024, consolidated net loss for the Biopharm Division was $10.3 million and for the Neurostimulation Division was $1.1 million.

As of June 30, 2024, total assets for the Biopharm Division and the Neurostimulation Division was $47.0 million and $1.2 million, respectively.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2024 and 2023 include assets amounting to approximately $26,000 and $0.1 million, respectively, relating to our operations in Switzerland. In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Cash equivalents, which includes certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our condensed consolidated balance sheet, and are valued using Level 1 inputs. As of June 30, 2024 and 2023, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and  six months ended June 30, 2024 and 2023.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$7,057	$7,057	$-	$-
Money market funds	16,849	16,849	-	-
Total	$23,906	$23,906	$-	$-

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$18,629	$18,629	$-	$-
Total	$18,629	$18,629	$-	$-

Note 5. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Property and equipment at cost:
Equipment	$3,748	$3,511
Furniture and fixtures	367	354
Computer software	30	7
Construction in progress	-	299
Total property and equipment	4,145	4,171
Accumulated depreciation and amortization	(2,435)	(2,442)
Property and equipment, net	$1,710	$1,729

Note 6. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 55,196,703 issued and outstanding as of June 30, 2024. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued as of June 30, 2024.

Securities Purchase Agreement

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Common Stock and Warrants to purchase up to an aggregate of 3,947,368 shares of common stock, at a purchase price of $3.80 per share and accompanying warrants in the Offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. The Company also entered into a Placement Agency Agreement with Maxim, who acted as the sole placement agent for the Offering. In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of common stock and accompanying warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other estimated offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the six months ended June 30, 2024.

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

At-the-Market Sales Agreement

On April 22, 2024, the Company entered into the Sales Agreement with Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the Common Stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its Common Stock in accordance with the Sales Agreement.

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

During the six months ended June 30, 2024, the Company issued 218,238 shares of common stock for gross proceeds of $412,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $300,500, resulting in net proceeds of $112,000.

Note 7. Warrants

A summary of warrant activity for the six months ended June 30, 2024 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2023	9,733	$11.60	1.4
Issued	3,947	$3.80
Exercised	-	$-
Forfeited or expired	(3,196)	$28.89
Warrants outstanding as of June 30, 2024	10,484	$3.39	2.18
Warrants exercisable as of June 30, 2024	10,484	$3.39	2.18

NPM, prior to the merger with Second Sight, issued common stock and warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table above and generally expire five years from the date of issuance at $3.15 per share exercise price are transferable into one share of common stock and may be exercised on a cashless basis.

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

The warrants outstanding as of June 30, 2024 had no intrinsic value.

Note 8. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of June 30, 2024, 2,359,532 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The plan provides for accelerated vesting if there is a change of control, as defined in the Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2023	6,091	$2.60
Granted	818	$1.70
Exercised	-	$-
Forfeited or expired	(293)	$1.24
Options outstanding, vested and expected to vest as of June 30, 2024	6,616	$2.55	6.90
Options exercisable as of June 30, 2024	4,456	$3.00	6.00

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2024 was $0.01 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	403	$0.93
Granted	292	$1.69
Vested and released	-	$-
Forfeited and canceled	-	$-
Outstanding as of June 30, 2024	695	$1.25

During the six months ended June 30, 2024, the Company granted 292,500 RSUs, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

During the six months ended June 30, 2023, the Company granted 402,500 RSUs, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$248	$284	$483	$532
General and administrative	135	240	253	361
Total stock-based compensation expense	$383	$524	$736	$893

As of June 30, 2024, there was $2.3 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.4 years. As of June 30, 2024, there was $0.4 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 0.8 years

Stock Options

During the six months ended June 30, 2024, we granted stock options to purchase 818,209 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $1.70 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years.

Stock Options (Service Vesting)

During the six months ended June 30, 2024, 818,209 stock options subject to service vesting, were issued and valued at $1.1 million using the Black-Scholes option-pricing model. During the six months ended June 30, 2023, 921,817 stock options subject to service vesting, were issued and valued at $0.9 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.18% to 5.10%	3.99% to 4.45%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Expected term	5.27 to 6.02 years	4.00 to 6.2 years

Stock Options (Market Conditions Vesting)

During the six months ended June 30, 2023, 200,000 stock options were granted and subject to market conditions which required our stock price to exceed $6.30 per share for three consecutive days in the four years from grant date for the stock option to vest. These stock options with market conditions vesting were valued at $0.1 million. The fair value of these options subject to market conditions were valued using the Monte-Carlo Simulation model with the following assumptions:

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

Restricted Stock Units (RSUs)

During the six months ended June 30, 2024, the Company granted 292,500 RSUs. These RSUs are subject to performance vesting criteria, based on market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. The assumptions used to estimate the fair value of the performance-based restricted stock units granted during the six months ended June 30, 2024  and June 30, 2023 and valued using a Monte Carlo simulation  were as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
RSUs Granted	292,500	402,500
Valuation date stock price	$1.81	$1.09
Risk-free interest rate	4.53%	4.13%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Simulation term	4 Years	4 Years

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

3. Performance-Based RSU Value Conclusion. The proceeds from the vesting of common shares were then discounted to the Valuation Date using the applicable risk-free rate, which is consistent with the assumption utilized to project stock prices in our Monte Carlo simulation.  For the purpose of calculating the weighted service period associated with the Subject Interest, a separate simulation was performed using our cost of equity as the drift rate. The service period was then determined based on the median Hurdle Achievement Date.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,356)	$(6,526)	$(11,395)	$(12,844)
Denominator:
Weighted average common shares outstanding - basic and diluted	55,021	50,795	53,612	50,748
Net loss per common share, basic and diluted	$(0.10)	$(0.13)	$(0.21)	$(0.25)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the six months ended June 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	June 30,
	2024	2023
Stock options issued and outstanding	6,616	6,139
Restricted stock units issued and outstanding	695	403
Warrants to purchase common stock	10,484	10,311
Total	17,795	16,853

Note 10. Right-of-use Assets and Operating Lease Liabilities

We lease certain office, laboratory, research and development space for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease costs are recognized in the income statement over the lease term on a straight-line basis. Depreciation is computed using the straight-line method over the estimated useful life of the respective assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is recorded as restricted cash, long-term on the balance sheets as of June 30, 2024 and December 31, 2023. The lease in Emeryville, California expired on September 30, 2023.

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

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		June 30,	December 31,
	Balance Sheet Classification	2024	2023
Assets
Non-current assets	Right-of-use assets	$18,801	$19,616
Liabilities
Current	Current operating lease liabilities	$1,420	$1,383
Long-term	Long-term operating lease liabilities	$18,616	$19,313

Operating lease cost was $0.8 million and $0.6 million during the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $0.9 million during the six months ended June 30, 2024 and 2023, respectively.

Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.1 million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of June 30, 2024 (in thousands except weighted average data):

Year Ending December 31,	Amount
2024	$1,551
2025	2,914
2026	2,889
2027	2,976
2028	3,065
Thereafter	15,862
Total lease payments	$29,257
Less imputed interest	(9,082)
Total lease liabilities	$20,175

Weighted average discount rate	8.40%
Weighted average remaining lease term	9.05 years

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for operating lease liabilities	$763	$382	1,518	759

Note 11. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended June 30, 2024 and 2023 were $4,000 and $90,000, respectively, and during the six months ended June 30, 2024 and 2023 were $10,000 and $116,000, respectively.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and the decision is expected to be handed down on September 10, 2024, which is an approximate date that is subject to change. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to continue its appeal against the preliminary judgment.

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

Business Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a preclinical stage biopharmaceutical company which develops miniaturized, subdermal implants utilizing its proprietary NanoPortal™ technology to enable long-term, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not take their medicine as prescribed by their physician in the real world, a statistic which holds for both weekly injectable and daily oral medications. In addition, a recent study has shown that 64% of patients taking Wegovy® (semaglutide for weight management) discontinue therapy within the first year, a number which increases to 76% by year two. The Company is developing a portfolio of miniature, subdermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our proprietary NanoPortal™ implant technology, which may improve the tolerability profiles for medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM closed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of the company’s lead program NPM-115, a miniature, six-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of company’s miniature, long-term drug implant portfolio. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

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

Vivani’s implant technology, which we refer to as NanoPortal™, utilizes a space-efficient design that allows a miniaturized implant to provide many months of therapeutic delivery of potent molecules. The technology has no moving parts, which is intended to minimize fluctuating drug delivery over the duration of the implant and is also tunable. Vivani has primarily been developing implant candidates around peptide therapeutics, but the technology has potential application across a wide range of molecular types. The key innovative component of the technology is a biocompatible titanium-oxide nano-porous membrane which consists of millions of precisely sized nanotubes whose inner diameters represent the only path for drug molecules to exit the reservoir once the implant is fully assembled.

In December 2022, we contributed our neurostimulation assets and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. Cortigent is advancing the Company’s pioneering neurostimulation technology. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. The Registration Statement on Form S-1 was recently amended and filed with the SEC on June 7, 2024 to refresh the financial information and provide minor updates to the business.

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

An Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant for the treatment of type 2 diabetes) was filed with the U.S. Food and Drug Administration (“FDA”) on July 14, 2023, to support the initiation of the first-in-human study of NPM-119 in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the proposed NPM-119 study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. Vivani provided the FDA with the requested CMC information and the FDA subsequently cleared the IND and lifted the full clinical hold on June 13, 2024.

On August 25, 2023, Vivani and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, until the earlier of December 31, 2024 or the closing of an initial public offering of Cortigent (the “Funding Support Term”). Under the Amendment, Cortigent has agreed to repay $1,500,000 to Vivani at the conclusion of the Funding Support Term. In addition, at the conclusion of the Funding Support Term, Cortigent will enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent to the Company under the TFSSA. In October 2023, Vivani implemented a reduction-in-force to conserve cash that decreased Cortigent’s employees while continuing the ongoing Orion® clinical study and basic operations.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly-owned subsidiary in Australia was established to support studies of our product candidates.

In February 2024, Vivani announced positive preclinical weight loss data with NPM-115 (GLP-1 implant) comparable to semaglutide, the active ingredient in Ozempic®/Wegovy®, and a strategic shift to prioritize our obesity portfolio. In a study of high-fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide injections (Ozempic®/Wegovy®) in the same study. The Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, a miniature, subdermal GLP-1 implant in development for chronic weight management, with the added potential benefit of once-yearly administration.

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

On March 6, 2024, the Company announced the appointment of Daniel Bradbury to its Board of Directors. Under Bradbury’s leadership as CEO, Amylin Pharmaceuticals, with partner Alkermes, secured the 2012 approval of Bydureon® (exenatide injection), the world’s first weekly GLP-1 receptor agonist, a class of drugs that now includes blockbusters Ozempic®, Trulicity® and Wegovy®.

On April 22, 2024, the Company entered into a sales agreement with an underwriter, under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, having an aggregate offering price of up to $75.0 million through such underwriter as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of common stock in accordance with the sales agreement. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements.

On May 28, 2024, Vivani announced the publication of positive weigh loss data supporting the potential veterinary use of OKV-119, the Company's miniature, long-term GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes, and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single implant.

On June 13, 2024, the Company announced that the FDA cleared the IND for NPM-119, a miniature, long-term subdermal GLP-1 implant under investigation to address medication non-adherence and potentially improve tolerability in patients with type 2 diabetes. The proposed first-in-human clinical study was designed to evaluate the safety, tolerability and pharmacokinetic profile of the exenatide implant versus the marketed exenatide injectable, Bydureon BCise®.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the miniature, long-acting GLP-1 (high-dose exenatide) implant for the treatment of chronic weight management in obese and overweight individuals. The Company has redesigned the first-in-human study, LIBERATE-1, to explore the safety, tolerability and pharmacokinetics of an exenatide implant (initially using the same test article proposed for NPM-119) in obese and overweight patients. The study will enroll patients who will be titrated on weekly semaglutide injections for eight weeks before being randomized to receive a single exenatide implant, weekly exenatide injections (Bydureon BCise®) or weekly semaglutide injections (Wegovy®) for a nine-week treatment duration. The LIBERATE-1 study will be conducted in Australia and is anticipated to be initiated in the fourth quarter of 2024, pending regulatory clearance, with data from the study expected in 2025.

Funding and Liquidity

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants. On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share (the “Common Stock”) and warrants to purchase up to an aggregate of 3,947,368 shares of common stock (the “Warrants”), to such investor at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering (the “Offering”). The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the six months ended June 30, 2024. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

On April 22, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of the Common Stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its Common Stock in accordance with the Sales Agreement. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024. During the six months ended June 30, 2024 and 2023 total grants offsetting against operating expenses were $0.1 million and $0.3 million, respectively.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2024.

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

Comparison of the Three Months Ended June 30, 2024 and 2023

Research and development expense. Research and development expense during the three months ended June 30, 2024 was $3.5 million, compared to $3.9 million during the three months ended June 30, 2023. The decrease of $0.4 million, or 9%, was primarily attributable to staffing reduction and reduced use of outside services from our neurostimulation division.

General and administrative expense. General and administrative expense during the three months ended June 30, 2024 was $2.2 million, compared to $3.1 million during the three months ended June 30, 2023. The decrease of $1.0 million, or 31%, was primarily attributable to staffing reductions along with reduced outside legal services from our neurostimulation division, in addition to reduced professional services from our Biopharma division.

Other income, net. Other income, net during the three months ended June 30, 2024 was $0.3 million, compared to $0.5 million during the three months ended June 30, 2023. The change was not significant.

Comparison of the Six Months Ended June 30, 2024 and 2023

Research and development expense. Research and development expense decreased by $0.6 million, or 7%, to $7.2 million in the first six months of 2024 from $7.8 million in the same period of 2023. The costs decreased was primarily attributable to staffing reduction and reduced use of outside services from our neurostimulation division, partially offset by the increase in Alameda site facility expense allocation from our Biopharma division.

General and administrative expense. General and administrative expense decreased $1.1 million, or 19%, to $4.7 million in the first six months of 2024 from $5.8 million in the same period of 2023. This decrease was primarily attributable to staffing reductions along with reduced outside legal services from our neurostimulation division.

Other income, net. Other income, net during the six months ended June 30, 2024 was $0.5 million, compared to $0.8 million during the six months ended June 30, 2023. The decrease was due to lower interest associated with lower cash balances.

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

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of common stock and accompanying warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other estimated offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the six months ended June 30, 2024. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

On April 22, 2024, the Company entered into the Sales Agreement with Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the Common Stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its Common Stock in accordance with the Sales Agreement. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements.

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

Cash, cash equivalents and restricted cash increased by $4.3 million from $22.0 million as of December 31, 2023 to $26.3 million as of June 30, 2024. Working capital was $20.6 million as of June 30, 2024, as compared to $17.3 million as of December 31, 2023, an increase of $3.2 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the six months ended June 30, 2024, we used $9.3 million of cash in operating activities, consisting primarily of a net loss of $11.4 million, partially offset by $1.0 million provided by a net change in operating assets and liabilities and non-cash items totaling $1.1 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

During the six months ended June 30, 2023, we used $12.5 million of cash in operating activities, consisting primarily of a net loss of $12.8 million and a net increase in net operating assets of $0.9 million, partially offset by non-cash charges of $1.2 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

Cash Flows from Investing Activities

Cash used for investing activities during the six months ended June 30, 2024 and 2023 was $0.2 million and $81,000, respectively, primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $13.8 million during the six months ended June 30, 2024, primarily attributable to a securities purchase agreement with an institutional investor. For additional information, refer to Note 6. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

There were no cash flows from financing activities during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in certificates of deposit and money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2024, our cash equivalents consisted of certificates of deposit, money market funds and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2024, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024, and the decision will be handed down on September 10, 2024, which is an approximate date that is subject to change. The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to continue its appeal against the preliminary judgment.

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

Item 1A. Risk Factors

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The material risks associated with our business were most recently discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that we filed on March 26, 2024. There have been no material changes from the risk factors previously disclosed in such filing, expect as noted below:

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on June 13, 2024, the FDA lifted the full clinical hold that they had previously implemented on the LIBERTATE-1 study on August 18, 2023 and have cleared us to initiate the LIBERATE-1TM Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide), our miniature, six-month GLP-1 implant in development for treatment of type 2 diabetes. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

Risks Related to Product Development, Clinical Testing and Commercialization

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

To receive regulatory approval for our product candidates, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA, the EMA, and comparable foreign authorities. We have not yet conducted clinical trials for our current product candidates and clinical testing of such product candidates may not yield results to support continued development or seeking regulatory approval. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent development and approval of our product candidates, including the following:

•	we may be unable to initiate or conduct planned clinical trials on our anticipated timelines, including as a result of failing to obtain any clearances necessary to conduct clinical trials or being subject to clinical holds that prevent continuation of such trials;

•	clinical trials may produce negative or inconclusive results;
•	preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their safety, tolerability and pharmacokinetics and optimize their formulation may produce unfavorable results;

•	patient recruitment and enrollment in clinical trials may be slower than anticipated;
•	costs of development may be greater than anticipated;
•	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;
•	if one or more product candidates are developed in collaboration with third parties, such parties may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner;

•	we may face delays or other challenges associated with the availability and sourcing key raw materials and/or key components; and
•	we may encounter difficulties in developing product candidates related to our proprietary NanoPortal implant technology or difficulties associated with the long-term purity, potency, safety, or stability of our product candidates.

For example, on June 13, 2024, the FDA lifted the full clinical hold that they had previously implemented on the LIBERTATE-1 study on August 18, 2023 and have cleared us to initiate the LIBERATE-1TM Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide), our miniature, six-month GLP-1 implant in development for treatment of type 2 diabetes. The LIBERATE-1 study will be conducted in Australia and is anticipated to be initiated in the fourth quarter of 2024 after the HREC approval.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs and otherwise impair our research and development efforts. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

•	obtaining regulatory approval to commence one or more clinical trials;
•	reaching agreement on acceptable terms with prospective third-party contract research organizations and clinical trial sites;
•	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
•	recruiting and enrolling patients to participate in one or more clinical trials; and
•	the failure of our collaborators to adequately resource our product candidates.

For example, on June 13, 2024, the FDA lifted the full clinical hold that they had previously implemented on the LIBERTATE-1 study on August 18, 2023 and have cleared us to initiate the LIBERATE-1TM Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide), our miniature, six-month GLP-1 implant in development for treatment of type 2 diabetes. The LIBERATE-1 study will be conducted in Australia and is anticipated to be initiated in the fourth quarter of 2024 after the HREC approval.

Our product candidates are subject to extensive regulation under the FDA, the EMA and comparable foreign authorities, and must undergo extensive clinical testing that can be costly and time consuming, with no assurance that regulatory approval will be obtained for any of our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies, the EMA, or comparable authorities in foreign markets. In the U.S., neither we nor any collaborators are permitted to conduct clinical testing in humans with our product candidates unless and until clearance is received to conduct clinical investigations under an IND from the FDA or receive similar authorizations abroad. For example, on June 13, 2024, the FDA lifted the full clinical hold that they had previously implemented on the LIBERTATE-1 study on August 18, 2023 and have cleared us to initiate the LIBERATE-1TM Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide), our miniature, six-month GLP-1 implant in development for treatment of type 2 diabetes. The LIBERATE-1 study will be conducted in Australia and is anticipated to be initiated in the fourth quarter of 2024 after the HREC approval. In addition, marketing of such product candidates may not occur unless and until approval of a new drug application (“NDA”) from the FDA or similar approvals by comparable foreign regulatory authorities are secured.

With respect to one or more of our product candidates, we may seek regulatory approval in the U.S. by filing an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which is referred to as the 505(b)(2) pathway. The 505(b)(2) pathway allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. For our exenatide implants for example, we may intend to rely on certain information from Bydureon® and/or Bydureon BCise®, AstraZeneca’s exenatide extended-release injectable products. If we are unable to reference data generated for Bydureon® and/or Bydureon BCise®, additional clinical studies, including a cardiovascular outcomes (“CVOT”) study, may be required and would add significant additional costs and a significant delay in our efforts to seek and secure marketing approval. Further, if a CVOT study were conducted, there can be no assurance that the study would generate favorable results and support regulatory approval.

Risks Related to Ownership of Our Common Stock

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Vivani resulted from the August 2022 business combination of Second Sight and NPM. Vivani’s main priority is the further development of the Company’s lead program NPM-115, which is a miniature, six-month, GLP-1 implant candidate for the treatment of chronic weight management and the balance of the Company’s emerging portfolio of miniature, long-acting, GLP-1 implant candidates. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options for the Neuromodulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems to help patients recover critical body functions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended June 30, 2024.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.2	Bylaws of Vivani Medical, Inc. effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.1	Open Market Sale AgreementSM by and between the Company and Jefferies LLC, dated April 22, 2024 (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on April 22, 2024).

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instant Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	August 13, 2024
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid Makes	Chief Financial Officer	August 13, 2024
Brigid Makes	(Principal Financial and Accounting Officer)

