Form 10-K
period 2024-12-31
Vivani Medical, Inc.
filed 2025-03-31
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2024, computed by reference to the closing sales price on the Nasdaq Capital Market on June 30, 2024, was approximately $45.1 million.

As of March 28, 2025, the registrant had 59,242,903 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of registrant’s fiscal year end of December 31, 2024.

1

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-K

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors related to the Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2024.

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K. These risks include, but are not limited to, the following:

●	We are a clinical stage company with a limited operating history, and have no products approved for commercial sale.
●	We are dependent on the successful development, regulatory approval and commercialization of one or more product candidates; there can be no assurance that we may achieve any of these objectives.
●	Final marketing approval of NPM-115, NPM-139, NPM-119 or any of our other product candidates by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.
●	We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing our product candidates, and our clinical development efforts may not yield favorable results.
●	The commercial success of our product candidates, if approved, depends upon their market acceptance among physicians, patients, healthcare payors, and the medical community.
●	We are subject to a multitude of complex manufacturing challenges and risks, including reliance on third parties, any of which could substantially increase our costs and limit supply of our product candidates.
●	We may not be able to adequately protect our proprietary or licensed technology.
●	We may infringe the intellectual property rights of others, which may prevent or delay our development efforts and prevent us from commercializing or increase the costs of commercializing our product candidates, if approved.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended the (“Exchange Act”). All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,”, “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	our anticipated operating and financial performance, business plans, and prospects;
●	expectations for our products, including anticipated regulatory submissions, study completion, approvals, clinical trial results and other developing data that become available, potential market size, and potential reimbursement pathways;
●	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (“IND”) applications for and regulatory approval of our product candidates;
●	our ability to successfully scale manufacturing operations in a manner that enables us to complete our clinical trials and if our product candidates are approved, to meet commercial demand;
●	our ability to create and maintain a pipeline of product candidates;
●	our ability to advance any product candidate into, and successfully complete clinical trials;
●	our ability to initiate and successfully maintain operations of our subsidiary in Australia, including with respect to studies of our products and product candidates;
●	the initiation, timing, design, progress and results of our clinical trials, and our research and development program;
●	the success of the business combination on including future capital expenditures, expenses, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the combined company’s operations and other conditions to the successful synergies of the business combination;
●	the lingering impacts from the COVID-19 pandemic and macroeconomic factors that could impact our business, such as supply chain and inflationary pressures, imposition of tariffs, and the effects of military conflicts on the global economy, on our business or operations; and
●	the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I
Item 1. Business

Our Company

Company Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniaturized, subdermal drug implants utilizing its proprietary NanoPortal™ technology, which is designed to enable ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) discontinue therapy within the first year of treatment, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, subdermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal technology, which may improve the tolerability profiles for medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

We believe our emerging portfolio of miniature, ultra long-acting drug implants has the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving patient tolerability to their treatments which has the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead programs include NPM-115 (high-dose exenatide) and NPM-139 (semaglutide). These miniature, subdermal, GLP-1 implants are under development for chronic weight management in obese and overweight individuals with once or twice-yearly dosing.ent NPM-115, is a miniature, six-month, GLP-1 (high-dose exenatide) implant currently in clinical-stage testing for chronic weight management in obese and overweight individuals. This first-in-human clinical study, also called LIBERATE-1™, is being conducted in Australia and is anticipated to report top-line data in mid-2025. NPM-139, a semaglutide implant, also in development for the treatment of chronic weight management, is currently in preclinical-stage development and has recently generated encouraging preclinical weight loss data. NPM-139 has the added potential benefit of once-yearly dosing.

Other programs include, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes and OKV-119, another GLP-1 based implant in development for the treatment of cardiometabolic disorders in cats in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”). Finally, the company is also considering the development of a semaglutide implant for the treatment of type 2 diabetes.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its lead programs NPM-115 (exenatide implant) and NPM-139 (semaglutide implant) for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of the company’s miniature, ultra long-acting drug implant portfolio. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

In December 2022, we contributed our neurostimulation assets from legacy company Second Sight and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani to advance the Company’s pioneering neurostimulation technology. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for a proposed initial public offering of Cortigent. In March 2025, Vivani announced a change in strategy to discontinue efforts to pursue a proposed initial public offering and shift focus to file a Form 10 with the SEC to support the spin-off of Cortigent into a fully independent, publicly traded company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

On July 6, 2023, Vivani changed its state of incorporation from the State of California to the State of Delaware by means of a plan of conversion, effective July 5, 2023. The reincorporation, including the principal terms of the plan of conversion, was submitted to a vote of, and approved by, Vivani’s stockholders at its 2023 Annual Meeting of Stockholders held on June 15, 2023. As part of this change of incorporation the Company established a par value of $0.0001 per share and all periods have been retroactively adjusted to reflect this change. If the spinoff is successful, the loan payable from Cortigent to Vivani would be forgiven.

An Investigational New Drug ("IND") application for NPM-119 (GLP-1 implant) was submitted to the FDA on July 14, 2023, to support the initiation of a first-in-human study of an exenatide implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. After providing additional information to sufficiently address the FDA's requests, the FDA lifted the clinical hold on NPM-119 on June 13, 2024 allowing for the proposed study to proceed. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. The initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, at the discretion of Vivani or after the closing of an initial public offering of Cortigent. If an initial public offering of Cortigent closes, Cortigent has agreed to repay $1,500,000 to Vivani and enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent. Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia, was established to support studies of our product candidates.

On February 28, 2024, Vivani announced positive preclinical weight loss data with its exenatide implant that was comparable to semaglutide, the active ingredient in Ozempic and Wegovy, and a strategic shift to prioritize the Company's obesity portfolio. In a study of high-fat diet-induced obese mice, the exenatide implant generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to the extent of weight loss observed in mice treated with semaglutide injections in the same study. In addition, the Company also disclosed that semaglutide is the active pharmaceutical ingredient in NPM-139, another miniature, ultra long-acting, subdermal GLP-1 implant in development for chronic weight management further demonstrating our prioritization on obesity. NPM-139 also has the added potential benefit of once-yearly administration.

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

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the company's miniature, long-acting GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration.

As stated previously, on June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company redesigned the first-in-human study, LIBERATE-1, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight patients.

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 implant currently under development for chronic weight management in obese and overweight individuals and type 2 diabetes. The Company's GLP-1 (exenatide) implant produced sham-implant adjusted liver fat reduction of 82% in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide, the active pharmaceutical ingredient in Ozempic and Wegovy.

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1™ , is part of the NPM-115 program and will investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant. The trial also represents the first clinical application of the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1™ was redesigned to enroll participants who will be titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. Changes in weight will be measured.

On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On December 19, 2024, Vivani announced that screening and enrollment of LIBERATE-1™, the first-in-human clinical trial with its NPM-115 program GLP-1 implant in obese and overweight patients, was initiated at two study centers in Australia. Study results are anticipated to be reported in mid-2025. On March 13, 2025, Vivani announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this miniature, six-month, subdermal GLP-1 implant and reaffirming previous estimates that top-line LIBERATE-1 results should be available in mid-2025.

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its independent directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

Our Proprietary NanoPortal Implant Technology

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

Vivani’s NanoPortal technology has demonstrated near constant in vitro release for two dose configurations (see left portion of the chart below). In vitro testing was performed at 37°C on implant devices stored in a buffer solution adjusted to a physiological pH of 7.4. For a high-dose configuration, the observed near-constant release was demonstrated over the 12-week measurement period, after which the drug began to be depleted. For a low-dose configuration, the observed near-constant release lasted for 24 weeks. In addition, the near-constant in vitro release observed has been shown to translate into sustained exposure levels in vivo over a 6-month duration in an animal model (depicted in the chart below entitled "6-month NPM-119 Prototype (N=6)"). Finally, NanoPortal has demonstrated minimal in vitro fluctuations during 2.5-hour interval sampling periods which demonstrates a very smooth release profile (see right portion of the chart below entitled "Near-Constant and Minimally-Fluctuating Release" for individual device release rates). For clarity, the Day 98-100 period was selected to ensure the 2.5 hour variability results were representative of steady-state conditions.

Vivani believes its proprietary NanoPortal implant technology has potential to revolutionize the treatment of chronic diseases by addressing two important limitations of oral and injectable therapies, namely, poor real-world medication adherence, and, in the case of GLP-1 therapy, the potential to improve gastrointestinal tolerability. We believe Vivani’s NanoPortal technology, which is specifically designed and tested to deliver regular and controlled exenatide release, may overcome these challenges. Our NanoPortal implant technology has no moving parts that could otherwise contribute to variations in drug release rates. NanoPortal has demonstrated the ability to release exenatide with minimal fluctuations in vitro as evidenced by the 2.5-hour release rates shown in the NanoPortal Implant Technology section above. Since the half-life of exenatide in humans is 2.4-4 hours, steady release from one 2.5-hour interval to the next is expected to be associated with minimal device-related exposure fluctuations, potentially minimizing the opportunity for gastrointestinal events.

To address medication adherence, the Company’s NanoPortal implants are designed to provide steady dosing from a single miniature, subdermal device for six months or longer. Current GLP-1 products are associated with only 50-60% real-world medication adherence. Non-adherent patients do not receive the full potential benefits of existing treatments. For example, medication non-adherence for patients with type 2 diabetes is associated with approximately $5,500 per non-adherent patient in avoidable healthcare costs associated with unnecessary acute care and hospitalization visits. The NanoPortal technology can enable ultra long-acting dosing, up to 6 months or longer, which can directly address the medication adherence challenge.

A well-documented side effect of the GLP-1 class is poor gastrointestinal (“GI”) tolerability. GI intolerance can present as nausea, vomiting, and/or diarrhea which can lead to volume loss, acute kidney injury (“AKI”) and potentially major cardiovascular adverse events. GI-related issues are the most commonly reported side effect for all drugs in the GLP-1 class. In responding to a marketing application filed for Intarcia's ITCA 650 exenatide implant candidate, with a proposed indication for use as an adjunct to diet and exercise to improve glycemic control in adults with type 2 diabetes mellitus (“T2DM”), the FDA stated in a July 29, 2022 letter that they believe marked increases in the dose of a GLP-1 are responsible for increased risk of GI intolerance and combined with the daily in vitro variability exhibited by ITCA 650 resulted in the FDA summarizing their findings as follows: “the clinical data in the three pivotal clinical trials for ITCA 650–including the high rates of nausea, vomiting, and diarrhea, the high rates of discontinuations due to these adverse gastrointestinal reactions, and most notably, the increased risk of AKI comprise safety signals whose root cause can reasonably be concluded to be irregular and uncontrolled exenatide release” and “The data provided to validate the limits of the in vitro dose delivery specifications did not support the safe and effective use of the device constituent of ITCA 650.”

We believe Vivani’s NanoPortal technology, which is specifically designed and tested to deliver regular and controlled exenatide release, may overcome these challenges. Our NanoPortal implant technology has no moving parts that could otherwise contribute to variations in drug release rates. NanoPortal has demonstrated the ability to release exenatide with minimal fluctuations in vitro as evidenced by the 2.5-hour release rates shown in the NanoPortal Implant Technology section above. Since the half-life of exenatide in humans is 2.4-4 hours, steady release from one 2.5-hour interval to the next is expected to be associated with minimal device-related exposure fluctuations, potentially minimizing the opportunity for gastrointestinal events.

Evidence to support non-fluctuating drug release afforded by Vivani’s NanoPortal technology compared to the drug release profile of the ITCA 650 osmotic pump technology is provided in the schematic below. Although head-to-head testing was not conducted, the left panel shows, the in vitro daily release profiles for the 4 ITCA 650 devices with the highest day-to-day variability of the 12 total devices tested. The ITCA 650 device data was presented by FDA at the September 28, 2023. FDA Open Public Hearing to review the approvability of Intarcia Therapeutic’s ITCA 650 (exenatide implant). The right panel shows the in vitro daily release profiles for the 4 NanoPortal devices with the highest day-to-day variability of the 17 total devices tested by Vivani.

NanoPortal addresses key ITCA-650 release-rate variability issue flagged by FDA as root cause of non-approvability

Osmotic Pump, ITCA 650 (Intarcia)

Exenatide daily release (mcg)
Time (days)

In vitro data, including daily release intervals, from the 4 ITCA 650 devices with the highest day-to-day variability out of 12 tested, presented by FDA during September 2023 Advisory Committee Hearing with Intarcia

"The clinical data in the three pivotal clinical trials for ITCA 650 including the high rates of GI side effects, discontinuations, and an increased risk of AKI comprise safety signals whose root cause can reasonably be concluded to be irregular and uncontrolled exenatide release." FDA Memorandum July 29, 2022, page 33

NanoPortal™ (Vivani)

Exenatide daily release (mcg)*
Time (days)

In vitro data, including daily release intervals, from the 4 NanoPortal exenatide implants with the highest day-to-day variability out of 17 tested, provided by Vivani to FDA and helped facilitate IND clearance

*Data includes exenatide and related substances

Preliminary market research regarding the potential adoption and market penetration of Vivani's emerging drug implant candidates has been encouraging. For example, during FDA’s Open Public Hearing on September 28, 2023 to review Intarcia's ITCA 650 (exenatide implant), the independent firm dQ&A Market Research reported results from a patient preference study testing a product profile reflective of both ITCA 650 and NPM-119 (e.g. miniature, six-month, subdermal, GLP-1 implant). Of the 324 patients currently on GLP-1 therapy, 56% indicated either “Definitely” or “Likely” when asked about the likelihood of getting and using a GLP-1 implant if it was approved by FDA, recommended by their healthcare provider, and covered by insurance.

For example, results from a small, third-party market research study funded by Vivani indicate that the majority of physicians would be highly likely to recommend a product with the NPM-119 target product profile to their type 2 diabetes patients. In this market research study, primary care physicians (n=10) provided an average rating of 8.3 out of 10 in terms of likelihood of recommending a product with NPM-119’s target product profile. Although additional market research will be conducted as Vivani's drug implant candidates progress in development, these early signals regarding product adoption indicate significant market opportunity and a highly differentiated, convenient, alternative GLP-1 treatment option for patients, healthcare providers, and payers.

Our Emerging Portfolio

Although Vivani’s proprietary NanoPortal implant technology may potentially be broadly applied across a wide range of therapeutic molecules and disease areas, our initial focus is on peptide therapeutics for the treatment of patients with metabolic disease. The pipeline table below depicts our current portfolio of four distinct pre-clinical stage programs targeting type 2 diabetes (in humans and companion cats), and obesity/chronic weight management

Company Pipeline

If Approved, Vivani Products will Compete in Markets with Large Potential

	Indication	Feasibility	Pre-Clinical	Clinical	Market Size*
Vivani	Human Obesity	NPM-115 high-dose exenatide			>$60B
Vivani	Human Type 2 Diabetes	NPM-119 exenatide			>$60B
Vivani	Human Obesity	NPM-139 semaglutide			>$60B
Vivani	Feline Pre-Diabetes & Diabetes	OKV-119** exenatide			>$0.5B

* Estimated Market Sizes where Vivani products would compete, if approved. Does not represent future sales or revenue estimates of Vivani pipeline products. Evaluate Pharma's "World Preview 2024: Pharma's Growth Burst July 2024" estimates $130B in GLP-1 sales by 2030. We assume >$60B for Obesity/Chronic Weight Management and >$60B for Type 2 Diabetes by 2030.

** In Partnership with Okava Pharmaceuticals, Inc.

Below is a summary description of each pipeline program:

NPM-115: This high-dose exenatide implant candidate is in clinical stage development for the treatment of chronic weight management in patients with obesity or overweight. Obesity is a global epidemic with over 1 billion adults and children currently living with obesity globally. The global prevalence of obesity has more than tripled since 1975. Today, less than 5% of these people are medically treated. Obesity affects both the individual and society at large. Obesity is associated with over 200 health complications and is associated with an increasing proportion of healthcare costs.

Leveraging the ultra long-acting six-month dosing regimen, the Company will also be exploring the potential for NPM-115 to provide maintenance therapy for patients who have previously lost weight on other injectable or oral GLP-1 therapies, including dual or triple incretin products. This differentiated treatment approach could provide patients, caregivers and healthcare professionals the convenience of a miniature, twice-yearly, subdermal GLP-1 implant that is administered during a routine office visit.

Vivani received regulatory approval and has subsequently initiated its first-in-human clinical trial for the NPM-115 program in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1™, will investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant leveraging the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1 is designed to enroll participants who will be titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. Although not the primary objective of LIBERATE-1, changes in weight will also be measured. The trial was initiated at the end of 2024 with data projected to be available in mid-2025.

Vivani believes that higher doses of exenatide, compared to those exenatide doses currently approved to treat type 2 diabetes, can achieve similar weight loss effects as other GLP-1 products. This belief is based on the fact that semaglutide injection was originally approved at doses up to 1.0mg/week to treat type 2 diabetes (Ozempic) while semaglutide injections for chronic weight management (Wegovy) required higher doses up to 2.4mg /week to maximize weight loss effects of the treatment.

In both the treatment of obesity and type 2 diabetes, GLP-1 products have challenges associated with medication adherence and persistence which can lead to sub-optimal patient outcomes. As shown in the graph below, results from a large, retrospective cohort study published in the research journal Obesity show improved medication persistence with the newer GLP-1 weight loss products compared to previous products. That said, the one-year persistence of patients taking semaglutide was still only 40%. This highlights the potential for further improvement for the 60% of individuals who were no longer taking semaglutide after one year. The potential benefits for a long-term implant like NPM-115 are apparent when considering that body weight begins to increase shortly after GLP-1 therapy is discontinued.

Weight Loss Medicines Associated With Adherence Challenges

Recent retrospective cohort study (n=1,911) reported improved medication persistence with semaglutide of 40% after one year

- The remaining opportunity for an additional 60% improvement in persistence is significant and will translate to improved patient outcomes
- NPM-115 (exenatide implant) is designed to guarantee adherence for 6 months / implant

* Published in Obesity, December 8, 2023

Large Retrospective Cohort Study* (N=1,911)
100%
75%
50%
25%
0%
Percent Remaining on Therapy
Semaglutide
Liraglutide
Phentermine-topiramate
Naltraxone-bupropion
Orlistat
Implant**

** Implant not included in this Large Retrospective Cohort Study, included for illustrative purposes only

Approved Weight Loss Drugs and NPM-115
6 months
12 months

Preliminary weight loss data of NPM-115 in preclinical models is encouraging. In a study in high fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to weight loss observed in mice treated with semaglutide in the same study. The supratherapeutic doses provided for both NPM-115 (single administration delivering exenatide at ~530 nmol/kg/day), and semaglutide (weekly injections of ~2,700 nmol/kg/week) were selected to maximize the weight-loss potential of both exenatide and semaglutide.

Exenatide implant associated with comparable weight loss to semaglutide in preclinical study

A
ΔWeight vs Control (%)
0.0
−5.0
−10.0
−15.0
−20.0
−25.0
Exenatide Implant, n=7
Ozempic
(semaglutide injection), n=8
B
ΔWeight vs Control (%)
10.0
0.0
−10.0
−20.0
−30.0
0
10
20
30
Time (Days)
Sham Implant (Control), n=7
Exenatide Implant, n=7
Exenatide Implant (treatment discontinued at Day 14), n=3
Ozempic, n=8

Weight loss in high fat diet-induced obese mice. (A) % weight change from baseline for a single administration of exenatide implant (~530 nmol/kg/day) vs weekly Ozempic injections (semaglutide, 2,700 nmol/kg/week), corrected to control (sham implant) at 28 days; **(B)** % weight change from baseline over time from a single administration of exenatide implant (~530 nmol/kg/day) vs. weekly Ozempic injections (semaglutide, 2,700 nmol/kg/week), corrected to control (sham implant). Values are mean ± SE.

Emerging data on the durability of effect on weight in animals with an exenatide implant provides confidence that this treatment modality has the potential as a treatment for chronic weight management and potentially, the maintenance of weight loss after obese or overweight individuals have already lost sufficient weight on other GLP-1 monotherapy. The dose configuration of the exenatide implant test article in the ongoing LIBERATE-1 study is expected to be supportive of both the NPM-115 and NPM-119 programs. Additional information supporting the NPM-119 program is provided below.

NPM-139: Semaglutide based products are the largest selling GLP-1 products on the U.S. market today with combined 2024 sales of over $25 billion. NPM-139 (semaglutide implant) is a highly differentiated, GLP-1 product candidate specifically designed to improve medication adherence and, potentially, patient tolerability to their medicine. NPM-139 is in feasibility stage testing and has recently generated encouraging preclinical weight loss data consistent with weight loss reported with semaglutide injections in similar preclinical models (see figure below).

Semaglutide implant
preclinical proof-of-concept achieved in ongoing study

0.0
−5.0
−10.0
−15.0
−20.0
−25.0
ΔWeight vs Control (%)
Day 14, n=8
Day 91, n=8

Body weight measurements of semaglutide implant in male Sprague-Dawley rats (n=8)
Weight difference versus control group in healthy Sprague-Dawley Rats. % weight change from baseline for NPM-139 (semaglutide implant) corrected to control (sham implant). Values are mean ± SE.

In this ongoing study in healthy rats, a single administration of the semaglutide implant NPM-139 resulted in body weights that were nearly 20% lower than a sham implant control group throughout a 91-day treatment period. Like NPM-119 and NPM-115, NPM-139 has demonstrated smooth, non-fluctuating in vivo release; this was confirmed by pharmacokinetic data from this study which demonstrated continuous and steady semaglutide exposure throughout the study period. NPM-139 has previously demonstrated therapeutic semaglutide exposure levels in pharmacokinetic data over a six-month duration in healthy rats. In vitro chemical and physical stability measurements for durations exceeding one year indicate the potential for once-yearly administration of NPM-139. Together, these data demonstrate the versatility of the NanoPortal technology beyond NPM-115 (exenatide implant) and provide significant encouragement for continued development of each program.

NPM-119: This exenatide implant candidate is a miniature, six-month, subdermal GLP-1 implant under development for the treatment of type 2 diabetes. According to the CDC, more than 37 million Americans have diabetes and 90-95% have type 2 diabetes. The total number of people living worldwide with diabetes today is 537 million and is projected to rise to 643 million by 2030 and 783 million by 2045. Of the 537 million people with diabetes today, only 15% have good glycemic control. According to the American Diabetes Association (“ADA”), the total cost of diabetes in the U.S. was $413 billion in 2022, including $307 billion for direct medical costs and $106 billion for reduced productivity in premature mortality. In 2024, global sales of GLP-1 receptor agonists products (all indications) were over $50 billion and are projected to reach over $250B per year by 2034. Because the current drug adherence rate for type 2 diabetes is only 40-60% for oral and injectable GLP-1 products, Vivani believes there is significant unmet need for a GLP-1 implant that could address non-adherence.

NPM-119 was initially intended to support a first-in-human study in patients with type 2 diabetes and has an open IND with a clinical trial that was cleared to proceed by the FDA. This clinical study was temporarily postponed so that Vivani could prioritize the NPM-115 program in development for chronic weight management in obese and overweight individuals. The exenatide implant used in the NPM-115 program is the same configuration intended for use in the initial NPM-119 study. As a result, study results from the initial exenatide implant study, LIBERATE-1, are expected to be supportive for both the NPM-115 and NPM-119 programs. Exenatide is a GLP-1 receptor agonist (GLP-1 RA or GLP-1) and was originally approved as the twice-daily subdermal injection, Byetta® (exenatide) injection, in 2005 by the FDA as adjunctive therapy to improve glycemic control in patients with type 2 diabetes mellitus who are taking metformin, a sulfonylurea, or a combination of metformin and a sulfonylurea but have not achieved adequate glycemic control. In 2005, Byetta was the first GLP-1 product approved for use in the U.S. marketplace. Bydureon BCise (exenatide extended-release) injection is a once-weekly administration and was approved for use in the U.S. in 2017.

In July 2023, we submitted an IND to support the initiation of clinical studies with NPM-119. The proposed first-in-human study, called LIBERATE-1, was initially designed as a 12-week, randomized, clinical study to investigate the safety, tolerability, and full pharmacokinetic profile of NPM-119 in patients with type 2 diabetes. In August 2023, FDA provided written notification that the LIBERATE-1 study was on full clinical hold due primarily to insufficient CMC information. In June 2024, FDA lifted the clinical hold on the NPM-119 study and provided clearance to proceed with the originally designed LIBERATE-1 trials in patients with type 2 diabetes.

In parallel, Vivani decided to redesign the LIBERATE-1 study to support the NPM-115 program which resulted in changing the study population from type 2 diabetes patients to individuals with obesity and overweight. The main objectives of the goals of LIBERATE-1, namely, to study the safety, tolerability, and full pharmacokinetic profile of the exenatide implant, did not change. In addition to changing the LIBERATE-1 study population, the Company decided to conduct this newly designed LIBERATE-1 trial in Australia. On September 26, 2024, Vivani announced the receipt of regulatory approval to initiate the first-in-human, LIBERATE-1 clinical trial with a GLP-1 implant in obese and overweight individuals in Australia. Since clinical studies conducted in Australia comply with the International Conference on Harmonization guidelines and data generated in Australia may be acceptable to the FDA and other regulatory authorities, Vivani plans to use relevant clinical data generated in Australia to support regulatory submissions in other geographies including the United States.

Vivani has also made progress towards preparing for future clinical development of NPM-119. In September 2023, Vivani relocated into a new facility designed to provide suitable capacity for manufacturing of clinical materials for registration studies as well as commercial-scale supply. Based on preliminary discussions with the FDA, Vivani intends to explore the potential use of the 505(b)(2) pathway and believes that a single pivotal trial evaluating a 6-month NPM-119 configuration that is representative of the proposed commercial configuration may be sufficient to support registration in the United States. That said, as NPM-119 development proceeds, we intend to further engage with regulatory authorities on the timing, duration, endpoints, number of enrolled patients and other aspects of trial design for future clinical trials of NPM-119.

We have conducted a preclinical study to evaluate proof-of-concept activity of NPM-119. In that study, a six-month implantation of NPM-119 into rats was associated with steady exenatide concentration over the duration of the implant, as depicted in the figure below.

6-Month exenatide implant preclinical proof-of-concept achieved

Exenatide Plasma Conc.
Normalized to 250 g Rats (ng/mL)
Expected Exenatide Plasma Conc.
in 85 kg Human (pg/mL)
Time (Days)
Implants removed
EC50
*
**
0
30
60
90
120
150
0
2
4
6
8
10
12
14
16
100
200
300
400
500
600
700

Pharmacokinetics of 6-month exenatide implant in male Sprague-Dawley rats (n=6)
Exenatide antibody-positive animals are not included in this data set. Values are mean ± SD.
*2 of 6 implants are responsible for higher Day 1 exenatide concentrations which is not expected to occur in the configuration to be used in the clinic.
** The estimated exenatide EC50 is 51.4 pg/mL when exenatide antibody titers are < 125 and 84 pg/mL when exenatide antibody titers are >= 125. These exenatide EC50 estimates are consistent with the exenatide EC50 estimate, 83.5 pg/mL, from the FDA Clinical Pharmacology review of BYDUREON

As depicted in the graph below, in a study in healthy rats, a single administration of the Company’s exenatide implant NPM-119, in development for the treatment of type 2 diabetes, resulted in body weights that were approximately 25% lower than a vehicle implant control after 15 weeks of treatment. NPM-119 delivered exenatide at a rate of approximately 320 nmol/kg/day and has demonstrated smooth, non-fluctuating release of exenatide in both in vitro and in vivo studies. NPM-119 has previously demonstrated pharmacokinetic data exhibiting continuous and therapeutic exenatide exposure levels over a 6-month duration in healthy rats. Since NPM-115 is a higher-dose version of an otherwise similar product as NPM-119, the durability of the effect on weight demonstrated in this study is expected to translate to future studies utilizing NPM-115.

Exenatide delivered with NanoPortal™ technology is associated with durable body weight effects

A
B
Implant removed
ΔWeight vs Control (%)
Time (Days)
Vehicle Implant (Control), n=18
Exenatide Implant, n=24
Vehicle Implant (Control), n=5
Exenatide Implant, n=5
5.0
0.0
−5.0
−10.0
−15.0
−20.0
−25.0
−30.0
−35.0
−40.0
−45.0
0
15
30
45
60
75
90
105
120
135

Weight difference from control in healthy Sprague-Dawley Rats. % weight change from baseline for a single administration of exenatide implant in a study associated with NPM-119 (~320 nmol/kg/day) corrected to control (vehicle implant). **(A)** All animals measured through 105 days of treatment; **(B)** 5 animals measured in each group through 112 days of treatment followed by a 28-day recovery period. Values are mean ± SE.

OKV-119: This exenatide implant is under development for cardiometabolic diseases in companion cats, including the treatment of obesity and diabetes. In 2017, there were over 90 million cats in the U.S. It is estimated that up to 40% of cats are clinically obese, and 1-4 million cats have diabetes. Americans spent $136.8 billion on their pets in 2022, an increase of 10.68% from 2021. Spending on pets is expected to triple over the next 10 years, with pet health representing the fastest-growing sub-segment of this market. Since cats and dogs can be difficult to medicate, we believe that a small subdermal implant administered by a veterinarian at a routine clinic visit can be a welcome option for many pet owners, particularly those administrating daily insulin injections.

The program is partnered with Okava who is responsible for all clinical development and regulatory activities of OKV-119 and, if approved, ultimate commercialization of this product. In 2022, OKV-119 advanced out of the feasibility stage after having produced data demonstrating adequate exenatide exposure and sustained weight loss in cats over a 12-week study. Vivani does not anticipate any significant focus or investment in this program beyond the support of implant development and manufacturing activities.

Beyond our current pipeline, Vivani intends to apply its extensive experience and proprietary implant technology to develop a pipeline of drug implant candidates that have the potential to address chronic diseases with high unmet medical needs across multiple therapeutic categories and disease areas. For example, Vivani is also following the evaluation of the GLP-1 agonist semaglutide in the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) and Alzheimer’s disease. If one or more of these trials shows encouraging results, Vivani believes that a miniature long-term drug implant could have the potential to be an attractive alternative treatment option in these underserved patient populations.

Our Strategy

Vivani’s mission is to provide people with the freedom to live healthier by revolutionizing the current treatment of chronic disease. Vivani develops miniaturized, ultra long-acting drug implants using its proprietary NanoPortal implant technology to enable delivery of a broad range of medicines to treat chronic diseases. These products, designed to address poor medication adherence, are anticipated to significantly improve the health of otherwise non-adherent patients and to provide assurance to their family members and to the health care professionals who treat them that the medicine prescribed to them are taken as intended.

Vivani plans to initially test its implant technology and business model through the clinical and regulatory development of its lead programs, NPM-115 (high-dose exenatide implant) and NPM-139 (semaglutide implant). The active drugs, exenatide and semaglutide, are members of the GLP-1 receptor agonist class of drugs. Drug products, including drug substances within this relatively new drug class, have already been successfully developed and marketed for the treatment of both type 2 diabetes and obesity and GLP-1 products are the category leader in revenue for both the type 2 diabetes and obesity/chronic weight management drug treatment categories. In addition, GLP-1 receptor agonists have shown promising early clinical results in fatty liver disease or MASH, various addiction disorders, and other disease areas including Alzheimer’s disease. In 2024, Vivani has continued to execute its business strategy as evidenced by:

●	Secured FDA clearance to conduct a Phase 1 clinical study of NPM-119 (exenatide implant) in patients with type 2 diabetes in the US;
●

Secured approval from Australian regulatory authorities to conduct a Phase 1 clinical study, LIBERATE-1, to investigate the safety, tolerability, and full pharmacokinetic profile of an exenatide implant in obese and overweight individuals;

Initiated screening and enrollment of the LIBERATE-1 study in December 2024. Results from this first-in-human study are anticipated to report in mid-2025.
●	Advancing the feasibility assessments of NPM-139 (semaglutide implant) for the treatment of obesity and chronic weight management;
Developing manufacturing capabilities and systems at Vivani's dedicated facility in Alameda, CA to produce clinical trial supply.
●	Leveraging the company's proprietary NanoPortal platform technology to expand our emerging portfolio of innovative drug implants to improve the treatment of chronic diseases
●	Maintaining, expanding, and protecting our intellectual property portfolio; and
●	Adding operational, financial, and management information systems and personnel, including personnel to support its planned product development efforts, as well as to support its regulatory responsibilities as a public reporting company.

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

The competition for Vivani will be dependent upon the individual product candidate in development. For Vivani’s lead programs, NPM-115, NPM-139 and NPM-119, the competition could be defined as any drug product/manufacturer approved for use in the treatment of patients with obesity or type 2 diabetes. However, we believe that our more direct competitors are restricted to other GLP-1 receptor agonist and combination products with a GLP-1 receptor agonist component approved or in development for those respective indications. In May 2022, Lilly’s Mounjaro® (tirzepatide) was approved as the first and only combination GIP and GLP-1 receptor agonist for the treatment of adults with type 2 diabetes and in November 2023, Lilly secured approval of a higher dose formulation of tirzepatide injection with the brand name Zepbound® for chronic weight management in adults with obesity or overweight with at least one weight-related condition. Manufacturers with approved GLP-1 receptor agonists or dual receptor agonists include Lilly, Novo Nordisk, AstraZeneca, and Sanofi.

The clinical adoption and commercial success of the GLP-1 class has been remarkable and already represents category leadership for obesity, weight management, sleep apnea in individuals with obesity, and type 2 diabetes medications from a revenue perspective. Vivani's product candidates, if approved, would compete in these large established markets. Obesity and overweight is a global epidemic. For example, over 1 billion adults and children currently live with obesity globally. The global prevalence of obesity has more than tripled since 1975. Today, less than 5% of these people are medically treated. Obesity affects both the individual and society at large. Obesity is associated with over 200 health complications and is associated with an increasing proportion of healthcare costs. According to the CDC, more than 37 million Americans have diabetes and 90-95% have type 2 diabetes. The total number of people living worldwide with diabetes today is 537 million and is projected to rise to 643 million by 2030 and 783 million by 2045. Of the 537 million people with diabetes today, only 15% have good glycemic control. According to the American Diabetes Association (“ADA”), the total cost of diagnosed diabetes in the U.S. was $327 billion in 2017, including $237 billion for direct medical costs and $90 billion for reduced productivity. In 2024, global sales of GLP-1 receptor agonists products (all indications) were over $50 billion and are projected to reach over $250 billion per year by 2034.

There are over 150 GLP-1 and dual and triple agonists and antagonists currently in clinical stage development for a wide variety of disorders including, but not limited to, obesity, chronic weight management, chronic sleep apnea associated with obesity, kidney disease, certain neurological disorders, and various addiction disorders. The listing below, while not comprehensive, provides a representative sampling of GLP-1 compounds in clinical-stage development for obesity, chronic weight management, and/or type 2 diabetes and are considered future potential competitors to Vivani's emerging portfolio of miniature, ultra long-acting GLP-1 drug implants.

●	Altimmune's pemvidutide (ALT 801)
●	Amgen's MariTide (maridebart cafraglutide, formerly AMG 133)
●	AstraZeneca and Eccogene's ECC5004
●	D&D Pharmatech's DD01
●	Fractyl Health's Rejuva (GLP-1 based pancreatic gene therapy)
●	Lilly's retatrutide; orforglipron;
●	Lilly and Chugai's OWL833 (LY 3502970)
●	Lilly and Innovent's mazdutide (LY3305677)
●	Metsera's MET-097i, MET-224o
●	Merck's efinopeglutide
●	Novo Nordisk CagriSema
●	OPKO Health's OPK88003
●	Pfizer's danuglipron
●	Roche's CT-388, CT-995; CT-868
●	Structure Therapeutic's GSBR 1290
●	Tern Pharmaceutical's TERN-601
●	Viking Therapuetic's VK 2735
●	Zealand Pharma's dapiglutide
●	Zealand Pharma and Boehringer Ingelheim's survodutide (BI 456906)

NPM-115 and NPM-139

NPM-115 is a miniature, six-month, (high-dose) exenatide implant candidate in development for the treatment of chronic weight management in individuals with obesity or overweight. NPM-139 (semaglutide implant) candidate, the same GLP-1 active pharmaceutical ingredient as Ozempic and Wegovy, is also in development for the treatment of chronic weight management in obese and/or overweight patients. NPM-139 has the added potential benefit of once-yearly dosing.

A listing of products currently approved in the US for the treatment of obesity and/or chronic weight management are provided below:

●	Teva’s Adipex® (phentermine) and generics
●	Roche’s Xenical® (orlistat) and generics
●	Vivus’s Qsymia® (phentermine/topiramate extended release)
●	Orexigen’s Contrave® (bupropion/naltrexone)
●	Lilly (Zepbound®/tirzepatide)
●	Novo Nordisk (Saxenda®/liraglutide); and (Wegovy/semaglutide)

A listing of GLP-1 monotherapy agonists, dual agonists and triple agonists in various stages of clinical development is provided in the preceding section. We believe NPM-115, our lead drug implant candidate for chronic weight management, has the potential to address two important aspects of the GLP-1 category which are associated with the above-mentioned products, namely, poor real-world medication adherence and potential undesirable gastrointestinal tolerability.

NPM-119

NPM-119 (exenatide implant) candidate is a GLP-1 receptor agonist in development for the treatment of type 2 diabetes. Competition in the GLP-1 class for this indication includes the following:

●	Lilly (Trulicity®/dulaglutide) and (Mounjaro®/ tirzepatide)
●	Novo Nordisk (Victoza®/liraglutide); (Ozempic/semaglutide); and (Rybelsus®/semaglutide)
●	AstraZeneca (Bydureon BCise®/exenatide); and (Byetta/exenatide)
●	Sanofi (Adlyxin®/lixisenatide)

A listing of GLP-1 monotherapy agonists, dual agonists and triple agonists in various stages of clinical development is provided in the preceding section. We believe NPM-115, our lead drug implant candidate for chronic weight management, has the potential to address two important aspects of the GLP-1 category which are associated with the above-mentioned products, namely, poor real-world medication adherence and potential undesirable gastrointestinal tolerability.

Sales and Marketing

Vivani currently does not have a commercial infrastructure in any geography. As we progress our programs through development, we plan to build a commercial infrastructure in the United States or selected other territories to support the commercialization of each of our product candidates when we believe a regulatory approval in a particular territory is likely. We intend to conduct market research in connection with designing our commercialization strategy for each of our product candidates. We may seek licensing or other strategic collaborations with, for example, global pharmaceutical company partners, to support our commercialization efforts. We will consider a range of options including building a commercial capability internally, leveraging third-party biopharmaceutical commercialization organizations, other strategic partners, distributors and/or contract sales forces to expand the commercial availability of our product candidates when appropriate.

Our Corporate Information

Vivani (as Second Sight Medical Products) was incorporated on December 17, 2009 under the laws of the State of California. Its operations began in 2010. After the successful merger of Second Sight Medical Products and NanoPrecision Medical on August 30, 2022, the combined company was renamed Vivani Medical, Inc. Prior to the merger, NanoPrecision Medical was a private company.

On July 6, 2023, Vivani changed its state of incorporation from the State of California to the State of Delaware by means of a plan of conversion, effective July 5, 2023.

Vivani’s corporate office is located at 1350 South Loop Road, Alameda, CA 94502; its telephone number is (415) 506-8462; and its website is located at www.vivani.com.

Chemistry, Manufacturing, and Controls

Vivani has developed production processes and quality systems to support the manufacture of clinical materials for its emerging portfolio of miniature, ultra long-acting GLP-1 drug implants. For example, Vivani recently initiated LIBERATE-1, a Phase 1 study of an exenatide implant in individuals who have obesity or overweight at two clinical study sites in Australia to support the NPM-115 program.

Vivani has established in-house research, development, and manufacturing capabilities in its corporate headquarters in Alameda, California, U.S. Vivani has also engaged with contract manufacturers and analytical laboratories for selected processes when appropriate. In general, Vivani purchases the drug substance from a third-party manufacturer. Vivani intends to conduct all assembly processes in which the drug substance is present, including the associated in-process testing, when producing materials for Phase 1 and Phase 2 clinical trials. Vivani anticipates that all assembly processes in which the drug substance is present, including the associated in-process testing, will be performed either in-house or by contract manufacturers when producing materials for any registration trial or commercial use. Several device components and all raw materials are purchased from outside vendors according to established specifications. The device assembly processes, including the associated in-process testing, and final product testing are anticipated to be performed by Vivani in Alameda, California. The custom applicator, which is intended to facilitate subdermal placement of the implant in patients, has been designed and will be manufactured by a contract manufacturer. Several device components and the drug substance are purchased from outside vendors according to established specifications.

As our portfolio of drug implant candidates advances, Vivani may also engage additional contract analytical and manufacturing organizations as needed. Currently, Vivani is not a party to any long-term, commercial manufacturing agreements.

Intellectual Property

As of December 31, 2024, Vivani held or controlled 16 issued U.S. patents, 10 pending U.S. patent applications, and 7 patents in various jurisdictions outside the United States. Additionally, Vivani is pursuing 24 corresponding patent applications that are pending in various foreign jurisdictions, and 4 international patent applications. Further advancement of Vivani’s intellectual property portfolio will require the filing of patent applications related to its proprietary manufacturing process and product candidates. Vivani has patents extending into China, Hong Kong, India, Japan, Republic of Korea, and the United States of America, as well as trade secrets protecting Vivani’s intellectual property. Vivani’s patent prosecution strategy includes exploration of opportunities to expand its patent life and use cases in order to broaden its existing patent portfolio.

Below is a further description of certain of Vivani’s key issued patents, including the category of protection, expiration date, number of related patents issued in foreign jurisdictions and the product candidates to which each patent relates. Vivani currently holds or controls:

●	Sixteen patents issued in the United States (U.S. Patent Nos. 7,687,431, 9,511,212, 9,770,412, 9,814,867, 10,045,943, 10,105,523, 10,479,868, 10,525,248, 10,688,056, 10,792,481, 11,021,576, 11,129,791, 11,191,935, 11,478,430, 11,931,453, and 12,071,516) and 7 patents issued in foreign jurisdictions. The patents are directed to the manufacture and use of a drug delivery system and more specifically, to a titania nanotube membrane and capsule utilizing the proprietary NanoPortal technology platform. The methods include methods of drug delivery and treatment with a composition such as exenatide, methods to implant a drug delivery system, and methods of manufacturing a nanoporous membrane, as well as an implantable drug delivery system, a titania nanotube membrane, and titania nanotubes. These U.S. patents relate to an apparatus to implant a drug delivery system, an implantable drug delivery system comprising exenatide, a titania nanotube membrane, a method of making a titania nanotube membrane, and a method of making titania nanotubes, which are expected to expire in 2025-2038, while patents issued in foreign jurisdictions are expected to expire in 2032-2035;
●	Four of the patents issued in the United States (U.S. Patent Nos. 9,511,212, 10,792,481, 11,129,791 and 11,478,430) are also directed to implantable drug delivery devices. These U.S. patents relate to exenatide and are expected to expire in 2035 and 2037;
●	One of the patents issued in the United States (U.S. Patent Nos. 11,931,453) is also directed to the release of exenatide from an implantable device. This U.S. patent is expected to expire in 2037;
●	Five of the patents issued in the United States (U.S. Patent Nos. 9,511,212, 10,105,523, 10,525,248, 10,792,481 and 11,191,935) are also directed to apparatuses and methods for promoting fluid uptake. These U.S. patents relate to an apparatus to implant a drug delivery system and are expected to expire in 2035-2038;
●	Six of the patents issued in the United States (U.S. Patent Nos. 10,479,868, 11,021,576, 10,045,943, 10,688,056, 11,478,430, and 12,071,516) and 3 of the patents issued in a foreign jurisdiction are also directed to formulations. These U.S. patents relate to an exenatide composition and an implantable drug delivery system comprising exenatide and are expected to expire in 2035;
●	One of the patents issued in the United States (U.S. Patent No. 9,770,412) is also directed to coated nanoporous membranes. This U.S. patent relates to a method of manufacturing a nanoporous membrane and a nanopore membrane, which is expected to expire in 2035;
●	One of the patents issued in the United States (U.S. Patent No. 9,814,867) and 4 of the patents issued in foreign jurisdictions, are also directed to titania nanotube membranes. This U.S. patent relates to a method of making a titania nanotube membrane and is expected to expire in 2034;
●	One of the patents issued in the United States (U.S. Patent No. 7,687,431) is also directed to nanotube fabrication. This U.S. patent relates to a method of making titania nanotubes and is expected to expire in 2025; and
●	Ten pending U.S. applications, 4 international applications, and 24 applications pending in foreign jurisdictions, which are directed to implantable drug delivery devices, methods to control release, drug products, and formulations.

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

Once a pharmaceutical product candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity, formulation and stability, as well as animal studies. A sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, to the FDA as part of the IND. An IND is an exemption from the FDCA that allows an unapproved product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The sponsor must also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to a proposed clinical trial and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns or non-compliance and may be imposed on all drug products within a certain class of drugs. The FDA also can impose partial clinical holds, for example, prohibiting the initiation of clinical trials of a certain duration or for a certain dose.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into a small number of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product is suspected or known to be unavoidably toxic, the initial human testing may be conducted in patients.
●	Phase 2. Clinical trials are conducted in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage and schedule.
●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 trials. Companies also are required to register certain clinical trials and post the results of those clinical trials on a government-sponsored database, such as ClinicalTrials.gov in the United States, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted on an expedited basis to the FDA and the investigators for serious and unexpected adverse events, findings from other studies that suggest a significant risk to humans exposed to the product, findings from animal or in vitro testing that suggest a significant risk to human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the study. The clinical trial sponsor may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

NDA and FDA Review Process

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. An NDA for a new drug must contain proof of the drug’s safety and efficacy. The submission of an NDA is subject to the payment of a substantial application user fee, and the sponsor of an approved NDA is also subject to an annual program user fee, although waivers of some fees may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA typically makes a decision on accepting an NDA for filing within 60 days of receipt. The decision to accept the NDA for filing means that the FDA has made a threshold determination that the application is sufficiently complete to permit a substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA’s goal to complete its substantive review of a standard NDA and respond to the applicant is ten months from the filing of the NDA. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and may go through multiple review cycles.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In reviewing the NDA for a drug-device combination product, FDA reviewers in the drug center will consult with their counterparts in the device center to ensure that the device component of the combination product meets applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulations (“QSRs”) applicable to medical devices. In addition, before approving an NDA, the FDA may inspect certain clinical trial sites and audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes all the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to nonclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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

Post-Marketing Requirements

Any products for which we receive FDA approval are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events, and providing updated safety and efficacy information. Moreover, each component of a combination product retains its regulatory status (as a drug or device, for example) and is subject to the requirements established by the FDA for that type of component. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market.

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

In the U.S., once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that combination products be manufactured in specific approved facilities and in accordance with cGMPs applicable to drugs and devices, including certain QSR requirements. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well organizational and procedural infrastructure, maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in recalls or other restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.

The FDA also may require post-marketing testing, known as Phase 4 testing, a REMS to assure the safe use of the drug, or surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development and impact approved products already on the market.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications that rely on a previously approved NDA. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, such as for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active ingredient for an unprotected indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to, all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory exclusivity available in the U.S. Pediatric exclusivity provides for an additional six months of exclusivity attached to another period of regulatory exclusivity or a patent if a sponsor conducts clinical trials in children that fairly respond to a written request issued by the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

Since its enactment, there have also been executive, judicial, and Congressional challenges to certain aspects of the PPACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the executive branch will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

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

Corporate Social Responsibility

Environmental Responsibility

Vivani aims to reduce medical waste through development and commercialization of its NanoPortal implant technology

Today, GLP-1 receptor agonist medications are predominantly administered via single-use injectable pens, which, in the aggregate, present substantial environmental challenges. The component parts of these injectable pens include their plastic, metal, and residual medication. Classified as "sharps" waste due to their built-in needles, improper disposal of these pens can lead to special environmental and health risks.

The sheer scale of GLP-1 injector pen disposal in the U.S. and globally compounds those risks. By 2030, the number of patients treated with GLP-1 drugs in the United States could reach 30 million, potentially resulting in approximately 1 billion single-use autoinjectors being discarded annually. This volume of waste is estimated to equate to 35,000 tons or 50,000 cubic meters of material—enough disposed injector pens to circle the globe 3.5 times.

Vivani Medical’s development of the NanoPortal implant technology offers a potential sustainable alternative to traditional injectable therapies. Our miniature biopharmaceutical implants are designed to deliver steady doses of medication over extended periods, potentially up to six months or longer. This approach has the potential to reduce the frequency of injector pen-dependent medical interventions while reducing the volume of medical waste generated. By eliminating or minimizing the need for single and multiple-use injection devices, our implant technology addresses the environmental and health challenges associated with disposable pens, contributing to a reduction in the overall environmental footprint of treatments for type 2 diabetes, obesity, chronic weight management, and potentially other treatments for chronic conditions.

Adherence to California Sustainability Standards

Vivani Medical maintains its headquarters and operations in California, a state recognized for its leadership in environmental stewardship. Our Alameda, California facility complies with the California Green Building Standards Code (CALGreen) and incorporates energy-efficient designs. Vivani also supports state-level climate change goals by implementing energy-saving practices and encouraging sustainable commuting options for employees.

Employee Commuting Pollution Mitigation

To further minimize environmental impact, Vivani provides flexible work arrangements, including remote work, which reduces vehicle emissions and Bay Area traffic congestion. The company also offers public transit benefits and on-site charging stations for employees with electric vehicles.

Social Responsibility

Human Capital Management

Compensation and Benefits

Vivani deeply values its employees and their contributions. Our total compensation and benefits package is regularly evaluated to remain competitive. Employees receive:

  Exceptional healthcare coverage with low employee contributions.
  Flexible paid time off for work-life balance.
  Annual equity grants, providing ownership in the company based on performance.
  Competitive salaries and 401(k) including a company match that are regularly benchmarked.

Vivani also promotes employee engagement through regular town halls, and internal communications to align team members with the company’s vision and goals.

Recruitment and Retention

Vivani believes that we have been successful in attracting and retaining qualified personnel with the appropriate background and experience to support our business and its growth. We monitor recruiting efforts on hiring new employees and information on the retention of business-critical hires. We also track voluntary and involuntary turnover rates which have been historically low.

Diversity and Inclusion

Vivani embraces diversity as a critical asset for innovation and growth. Today, women comprise 50% of our workforce and management roles. Vivani actively fosters an inclusive culture where diverse perspectives drive creativity and excellence.

Governance

Ethics and Compliance

Vivani maintains a robust compliance framework, adhering to the California Transparency in Supply Chains Act and ensuring ethical business practices. Vivani also maintains a Code of Conduct for its employees and all those associated with the Company.

Cybersecurity and Privacy

Vivani actively monitors cybersecurity threats, implements advanced email and network security technologies, and mandates annual employee training to ensure best practices. These efforts align with California Consumer Privacy Act (“CCPA”) requirements, safeguarding stakeholder data and privacy.

Supplier Oversight and Quality Assurance

Vivani enforces high standards for supplier qualification and quality management. By requiring rigorous compliance with Good Manufacturing Practices (GMP) and related quality measures, the company ensures product safety and reliability throughout the development lifecycle.

A Business Strategy Anchored to Environmental Sustainability, Social Responsibility, and Transparent and Ethical Governance

Vivani integrates sustainability and governance practices into its overarching business strategy. The company’s mission to provide innovative and accessible healthcare solutions aligns closely with its commitment to environmental stewardship, social responsibility, and ethical governance. By prioritizing these principles, Vivani aims to deliver long-term value to patients, stakeholders, and society.

Vivani Medical is proud to integrate environmental, social, and governance considerations into its operations. By prioritizing sustainability, fostering a healthy work environment, and adhering to the highest ethical standards, we aim to deliver long-term value to our stakeholders while advancing healthcare innovation.

Properties

Our principal offices and facilities are located at 1350 South Loop Road, Alameda, CA 94502 and 27200 Tourney Road, Suite 315, Valencia, CA 91355 and are both leased.

In November 2022, Vivani signed a long-term lease at 1350 South Loop Road, Alameda, CA 94502 to accommodate office space, R&D, analytical labs and a GMP manufacturing suite to support our research and development activities for our Biopharm Division. Vivani moved into the new facility in September 2023.

On February 1, 2023, Cortigent, our Neurostimulation Division entered into a lease agreement, effective March 1, 2023, to sublease office space at 27200 Tourney Road, Suite 315, Valencia, CA 91355 to be utilized as its headquarters. The sublease expires on April 30, 2025. We also entered into a lease for storage space in the same facility that expires on March 31, 2025. We are not renewing the current office lease. However we are entering into another lease in the same building for a smaller space. We are renewing the lease of the storage unit. These new and renewal leases will be short-term leases with immaterial monthly costs.

Employees

As of December 31, 2024, we had 36 employees in our Biopharm Division and 6 employees in Cortigent. Of these persons, all are employed in the United States. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical-stage company with a limited operating history, and have no products approved for commercial sale.

We are a clinical-stage biopharmaceutical company. In August 2022, we completed a business combination of Second Sight and NPM, to form our current company. Following the business combination, we are focusing primarily on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implants capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. Our pipeline includes our current product candidates NPM-115, NPM-119, NPM-139 and OKV-119, which we have partnered with Okava. NPM-115 has entered clinical-stage development, and NPM-139 and NPM119 are in preclinical development. OKV-119 is in development for use in treating cardiometabolic disorders in dogs and cats. No Vivani drug candidates have been approved for marketing, or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to successfully complete clinical trials or obtain marketing approval for any of our product candidates or otherwise successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We have not generated any revenues to date, and we continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred operating losses in every reporting period since our inception. During the years ended December 31, 2024 and 2023, we reported net losses of $23.5 million and $25.7 million, respectively, and had an accumulated deficit of $121.9 million as of December 31, 2024.

For the foreseeable future, we expect to continue to incur significant and increasing losses as we expand our research and development activities, seek regulatory approvals for our product candidates and begin to commercialize them if they are approved by the FDA or comparable foreign regulatory authorities. Even if one or more of our product candidates complete their clinical development, achieve marketing approval and are commercialized, we may never become profitable.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by biopharmaceutical companies in rapidly evolving fields. If one or more of our product candidates receive marketing approval, we also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition.

We do not anticipate generating revenue from product sales for the foreseeable future and may never be profitable.

The viability of our business depends on our ability to generate revenue from product sales. Vivani’s current pipeline is focused on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implants capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. However, we may never be able to develop or commercialize marketable products from our current pipeline or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is obtained, the accepted price for the product, the acceptance of the product by physicians and patients, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. In addition, if the market size for our product candidates is smaller than estimated, the indication or intended use approved by regulatory authorities is narrower than expected, or the target patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable. Even if we achieve profitability in the future, such profitability may not be sustained in subsequent periods.

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
30

We may never be successful in achieving our objectives and, even if we do, may never generate revenue that is significant or large enough to achieve or maintain profitability. Any failure to become and remain profitable would decrease the value of our company and could impair our ability to maintain or further our research and development efforts, raise additional necessary capital, grow our business, and continue our operations.

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA or other foreign regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

As of December 31, 2024, we had federal and apportioned state NOL and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

As of December 31, 2024
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	151,315
Total federal NOL carry-forward	$198,668

State NOL carry-forward, begin expiring 2030	$143,717

Federal R&D tax credit carry-forward, begin expiring in 2036	$4,907
State R&D carry-forward, no expiration date	$8,755

Total R&E related deferred income tax assets (net of applicable amortization)	$6,722

Reserve for uncertain income tax positions	Nil

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

Risks Related to Product Development, Clinical Testing and Commercialization

We are dependent on the successful design, development, regulatory approval and commercialization of one or more of our product candidates, there can be no assurance that we may achieve any of these objectives.

We have spent significant time, money and effort on our proprietary NanoPortal implant technology which will require additional design and development to support our emerging portfolio of drug/device combination product candidates, including NPM-115 (high-dose exenatide implant), NPM-139 (semaglutide implant), NPM-119 (exenatide implant), and OKV-119 (exenatide implant for companion cats). All of our product candidates will require additional design and development, including further enhancements to our NanoPortal technology, clinical trials as well as further preclinical studies to evaluate their safety, tolerability and pharmacokinetics, and to optimize their formulation. Our product candidates may require significant additional design and testing before advancing to pivotal clinical trials that are designed to generate sufficient safety and efficacy data to support a marketing application. Even if we conduct and complete such testing of our product candidates, there can be no assurance that we will obtain marketing approval for one or more of these candidates. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory approvals will be obtained. Our drug development efforts may not lead to commercially viable products for any number of reasons, including because our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities to support marketing approval, or because we have inadequate financial or other resources to advance our product candidates through development and approval processes. If any of our product candidates fail to demonstrate sufficient safety or efficacy data at any time to support their continued development, or we encounter other challenges in the development of our product candidates, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

We do not anticipate that any of our product candidates will be eligible to receive regulatory approval from the FDA or comparable foreign authorities and begin commercialization for a number of years, if ever. Even if we ultimately receive regulatory approval for any of these product candidates, we may be unable to commercialize them successfully for a variety of reasons, either independently or in collaboration with third parties. These include, for example, the availability of alternative treatments, lack of cost-effectiveness, the cost of manufacturing the product on a commercial scale and competition with other drugs. The success of our product candidates may also be limited by the prevalence and severity of any adverse side effects or the willingness of patients and healthcare providers to use or administer our drug implants. If we fail to develop, obtain approval for and commercialize one or more of our product candidates, our business would be materially and adversely impacted.

Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing our product candidates, and our clinical development efforts may not yield favorable results.

To receive regulatory approval for our product candidates, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. We have not yet conducted clinical trials for our current product candidates and clinical testing of such product candidates may not yield results to support continued development or seeking regulatory approval. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent development and approval of our product candidates, including the following:

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

For example, our IND for the NPM-119 program was on full clinical hold between August 2023 and June 2024.

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

Even if our clinical trials generate data that we believe are promising, such data may not be sufficient to support seeking marketing approval by the FDA or comparable foreign authorities. Further, data generated during development can be interpreted in different ways, and the FDA or comparable foreign regulatory authorities may interpret such data in different ways than we do. If we fail to generate data that adequately demonstrate the safety and efficacy of our product candidates to support marketing approval from regulatory authorities, we will not be able to market and commercialize these product candidates.

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

Undesirable side effects observed in preclinical studies or clinical trials of our product candidates could interrupt, delay, or halt their development and could result in the denial of regulatory approval by the FDA or comparable foreign regulatory authorities for any or all targeted indications or adversely affect the marketability of any such product candidates that receive regulatory approval.

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

We intend to expand our current pipeline of core assets by continuing to advance drug implants from future and ongoing feasibility programs into preclinical and clinical development. However, the process of identifying and developing drug implants is expensive, time-consuming, and unpredictable. Data from our current preclinical programs may not support the clinical development of its lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds that we select for clinical development may not generate sufficient safety and efficacy data that would support advancement into clinical trials or to continue clinical trials that are ongoing. Such findings would potentially impede our ability to maintain or expand our development pipeline. Our ability to identify new drug implant candidates and advance them into preclinical and clinical development also depends upon our ability to fund our research and development operations, and there can be no assurance that additional funding will be available on acceptable terms, or at all.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs and otherwise impair our research and development efforts. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;
●	reaching agreement on acceptable terms with prospective third-party contract research organizations and clinical trial sites;
●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
●	recruiting and enrolling patients to participate in one or more clinical trials; and
●	the failure of our collaborators to adequately resource our product candidates.

For instance, our IND for the NPM-119 program was on full clinical hold between August 2023 and June 2024. In addition, once a clinical trial has begun, it may be suspended or terminated by us or our collaborators, institutional review boards, or, if applicable, data safety monitoring boards charged with overseeing our clinical trials, the FDA, or comparable foreign authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;
●	inspection of the clinical trial operations or clinical trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold;
●	unforeseen safety issues; or
●	lack of adequate funding to continue the clinical trial.

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

Our drug implant candidates require properly trained healthcare professionals, which may include doctors, nurse practitioners and nurses, for subdermal placement into patients. These healthcare professionals would also be responsible for removal and replacement of a new drug implant. There can be no assurance that sufficient numbers of trained and/or certified healthcare professionals will be available or that the training or certification requirements will not be more burdensome than anticipated. Both factors could lead to difficulties in conducting our clinical trials and impair our development efforts for our product candidates.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical studies, clinical trials, regulatory approvals, and marketing approved products. Some of our competitors in the GLP-1 receptor agonist drug class include companies such as Novo Nordisk, AstraZeneca, and Eli Lilly. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than those of our own, or that would render our product candidates obsolete and non-competitive. Even if we obtain regulatory approval for any of our product candidates, our competitors may succeed in obtaining regulatory approvals for their products earlier than we do. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

We believe that the key competitive factors affecting the viability of product candidates, if approved, are likely to be their efficacy, safety, tolerability, frequency and route of administration, convenience and price, the level of branded and generic competition and the availability of coverage and reimbursement from government and other third-party payors.

Multiple GLP-1 receptor agonist products have been proven effective to reduce cardiovascular morbidity and mortality, including Trulicity (dulaglutide), Ozempic/Wegovy (semaglutide injection), and Victoza (liraglutide), medical guidelines may recommend preferential use of GLP-1 receptor agonists that have positive cardiovascular morbidity and mortality data in the products approved labeling. Since Bydureon did not demonstrate a reduction in cardiovascular morbidity and mortality, NPM-119 would not have this claim in the approved product label unless we generate positive cardiovascular outcomes data with NPM-119. The lack of a cardiovascular outcomes benefit in the NPM-119 label may decrease its market potential, if approved.

If the FDA or other applicable regulatory authorities approve generic products that compete with any of our product candidates, the sales of our product candidates, if approved, could be adversely affected.

Once an NDA, including a Section 505(b)(2) application, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an abbreviated new drug application (“ANDA”). FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product candidate, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product candidate (and in some cases even this limited bioequivalence testing can be waived by the FDA). Competition from generic equivalents to our product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product candidates.

We are subject to a multitude of complex manufacturing challenges and risks, including reliance on third parties, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing our product candidates is complex, highly regulated, and subject to numerous risks. For example, the process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. In addition, the manufacturing facilities in which its product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, including but not limited to wildfires, earthquakes and floods, power failures and numerous other factors.

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

Risks Related to Regulatory Approval and Other Legal and Compliance Matters

Our product candidates are subject to extensive regulation under the FDA, the EMA and comparable foreign regulatory authorities, and must undergo extensive clinical testing that can be costly and time consuming, with no assurance that regulatory approval will be obtained for any of our product candidates.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies or comparable authorities in foreign markets. In the U.S., neither we nor any collaborators are permitted to conduct clinical testing in humans with our product candidates until the appropriate clearance is received under an investigational new drug application (IND) from the FDA or other appropriate authorizations are received from relevant foreign regulatory authorities abroad. In addition, marketing of such product candidates may not occur unless and until approval of a new drug application (NDA) from the FDA or similar approvals by comparable foreign regulatory authorities are secured.

The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, with respect to our current pipeline, we have filed only one US IND, one clinical trial authorization request in Australia. Both requests have been granted (although our IND for the NPM-119 program was on full clinical hold between August 2023 and June 2024). No NDAs with the FDA or similar applications with other foreign regulatory agencies have been submitted. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates.

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

Any inability to obtain these approvals would prevent us from commercializing our product candidates. The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

●	a product candidate may not be deemed safe or effective;
●	the FDA could determine that we cannot rely on the Section 505(b)(2) regulatory pathway or other pathways we have selected, as applicable, for our lead product candidate;
●	agency officials of the FDA or comparable foreign regulatory authorities may find the data from non-clinical or preclinical studies, chemistry, manufacturing, and controls, and/or clinical trials generated during development is inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of our product candidate for any indication;
●	the FDA or comparable foreign regulatory authorities may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the U.S., including any findings that the clinical and other benefits of our product candidate outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may determine that we have identified the wrong listed drug or drugs or that approval of our Section 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as our product candidate, as applicable;
●	the FDA or comparable foreign regulatory authorities may not approve in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacture of our product candidates;
●	the FDA or comparable foreign regulatory authorities may audit some or all of our clinical research study sites to determine the integrity of our data and may reject any or all of such data;
●	the FDA or a comparable foreign regulatory authorities may approve our lead product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
●	the FDA or a comparable foreign regulatory authorities may change its approval policies or adopt new regulations; or
●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our lead product candidate.

With respect to our lead program, NPM-115 (high-dose exenatide implant) in development for chronic weight management in obese or overweight individuals, we plan to consult FDA's recent draft guidance document "Obesity and Overweight: Developing Drugs and Biological Products for Weight Reduction" issued in January 2025. In addition, we are preparing briefing materials to gain further clarity from FDA on our proposed NPM-115 development program. Early and ongoing dialog with FDA will be critical for this program since the proposed doses for weight loss and chronic weight management may be higher than those doses approved for the currently marketed-exenatide products Bydureon and/or Bydureon BCise, for patients with type 2 diabetes.

With respect to NPM-119 (exenatide implant), which is in development to treat patients with type 2 diabetes, we plan to seek regulatory approval in the U.S. by filing an NDA under Section 505(b)(2) of the FDCA, which is referred to as the 505(b)(2) pathway. The 505(b)(2) pathway allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. For NPM-119, we intend to rely on certain information from the Bydureon and/or Bydureon BCise applications. If we are unable to reference data generated for Bydureon and/or Bydureon BCise, additional clinical studies, including a cardiovascular outcomes ("CVOT") study, may be required and would add significant additional costs and a significant delay in our efforts to seek and secure marketing approval. Further, if a CVOT study were conducted, there can be no assurance that the study would generate favorable results and support U.S. registration.

Although we have discussed our intention to use the 505(b)(2) regulatory pathway with the FDA, there can be no assurance that this pathway will be acceptable, and there can be no assurance that the FDA will not require additional testing to support seeking approval in the U.S. If the 505(b)(2) regulatory pathway is not available, the costs of development may significantly increase and the projected timeline to approval and launch would be significantly delayed.

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

We may utilize the 505(b)(2) pathway for the regulatory approval of NPM-115, NPM-119 and, potentially, other of our product candidates. Final marketing approval of NPM-115, NPM-119, or any of our other product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We may pursue a regulatory pathway pursuant to Section 505(b)(2) of the FDCA for the approval of NPM-115, NPM-119 and other product candidates, which allows us to rely on existing preclinical and/or clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could refuse to file our NDA submissions, request additional information before accepting our submissions for filing or require additional information to sufficiently demonstrate safety and efficacy to support approval.

Final marketing approval of NPM-115 or any of our other product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

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

In the case of NPM-119, if the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for our product candidates, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Even if we are allowed to pursue the 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Some of our product candidates are drug-device combination products which require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. In the European Union, depending on the nature of the drug-device combination product, an opinion may be required from a notified body on the device element of the product (for single integral products) or from the EMA on the medicinal product element (for medical devices with an ancillary medicinal substance), as part of the approval process for the applicable product. Any issues identified in such opinion or any delays in the provision of such opinion could independently affect our ability to market our combination products in the European Union. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements.

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application (“MAA”) on a timely basis and must adhere to good laboratory practices (“GLP”) and cGMP regulations enforced by the FDA, the EMA or comparable foreign regulatory authorities through their facilities inspection program. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers that we use, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA, the EMA or comparable foreign authorities can impose regulatory sanctions including, among other things, refusal to approve a pending application for a product candidate, withdrawal of an approval, or suspension of production. As a result, our business, financial condition, and results of operations may be materially and adversely affected.

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

Even if one or more of our product candidates receive regulatory approval, the FDA or comparable foreign regulatory authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, on our company or on any of our collaborators, including requiring withdrawal of the product from the market.

Our product candidates will also be subject to ongoing FDA or comparable foreign regulatory authorities’ requirements, including those related to the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our product candidates that are approved for commercialization. If our product candidates fail to comply with applicable regulatory requirements, or there is later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, a regulatory agency may:

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

The FDA, the EMA and comparable foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA, the EMA and comparable foreign authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for one or more of our product candidates for any particular indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment that our products could be used in such manner. However, if we are found to have promoted our products for any off-label uses, the federal government could levy civil, criminal, or administrative penalties, and seek fines against us. The FDA, the EMA or comparable foreign regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement or seek a permanent injunction against us under which specified promotional conduct is monitored, changed, or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, and results of operations.

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

Inadequate funding for the FDA, the SEC, and other government agencies, including from government shutdowns, substantial leadership, personnel and/or policy changes, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, layoffs, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, if there are substantial leadership or policy changes, or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We may be exposed to product liability risks which could place a substantial financial burden on our business.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, and marketing of medical products and the subsequent sale of these products. In addition, the use in our clinical trials of pharmaceutical and related products and the subsequent sale of these products may cause us to bear a portion of or all product liability risks. If a products liability claim is brought against us, we will be required to expend significant time and resources in defending against such a claim, and such defense may not ultimately be successful. We currently have clinical trial liability insurance coverage in connection with our ongoing LIBERATE-1 clinical trial supporting our NPM-115 program. There can be no assurance that we will secure clinical trial liability insurance on commercially reasonable terms or at all. As a result, products liability risks could have a material adverse effect on our business, financial condition, and results of operations.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the U.S. Patent and Trademark Office (the “USPTO”) and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications that we may file in the future, our competitors might be able to use its technologies, which would have a material adverse effect on our business, financial condition, and results of operations.

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

If we do not maintain our key manufacturing relationships or if our third-party manufactures fail to comply with applicable regulations, we may need to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers and enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA, the EMA and other foreign regulatory authorities.

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs and QSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not regard these facilities as satisfactory for the manufacture of our product candidates, we may need to find alternative manufacturing facilities, which could cause significant delays in our operating timelines and would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QSR requirements. Any failure to comply with cGMP or QSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

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

We have relied and intend to continue to rely upon third-party CROs, medical institutions, clinical investigators, and contract laboratories to monitor and manage data for our ongoing research and development efforts. Nevertheless, we remain responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP and GLP, which are a collection of laws and regulations enforced by the FDA, the EMA, and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of preclinical study and clinical trial sponsors, principal investigators, preclinical study and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials. We cannot guarantee that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

As part of our business strategy, we have entered into, and seek to enter into partnerships, collaborations and other strategic initiatives with respect to one or more of our programs, with the goal of maximizing the value of such assets. For example, we have a collaboration with Okava with respect to OKV-119. However, there can be no assurance that these arrangements will yield their intended benefits or that we will receive any return on our efforts and resources invested into these arrangements.

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

As of December 31, 2024, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 39.5% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Vivani resulted from the August 2022 business combination of Second Sight and NPM. Vivani’s main priority is the further development of the company’s lead programs NPM-115 and NPM-119, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options for the Neurostimulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems to help patients recover critical body functions.

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

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and comparable foreign regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our business, results of operations and future growth prospects could be materially and adversely affected by global economic and political developments, including inflation and capital market disruption, global geopolitical disruptions, including various armed conflicts, economic sanctions and economic slowdowns or recessions, potential global health crises, or the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we may conduct business.

Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by global geopolitical disruptions, including various armed conflicts. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify the lingering impact the COVID-19 pandemic, or the future outbreak of any other highly infectious our contagious diseases, will have on our business operations in the future, which will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and the pandemic. In addition, the short and long-term implications of military conflict, including the Russia’s invasion of Ukraine and/or the Israel-Hamas war, are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs may be vulnerable to a cyber-attack (including supply chain cyber-attacks), malicious intrusion, breakdown, destruction, loss of data privacy, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of any lingering effects or impacts from the COVID-19 pandemic, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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

We may not be able to complete the spin-off of Cortigent on the terms anticipated or at all.

On March 12, 2025, we announced the proposed spin-off of our wholly owned subsidiary, Cortigent, to be effected as a distribution of the shares of common stock of Cortigent to the holders of our common stock. We expect the spin-off to be completed by mid 2025. Completion of the Spin-Off will be subject to a number of factors and conditions, and there can be no assurance that the spin-off will be completed as anticipated or at all. A failure to complete the spin-off could negatively affect the price of the shares of our common stock.

The spin-off may not have the benefits we anticipate.

The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. In the event that the spin-off does not have expected benefits, the costs associated with the transaction, including an expected increase in operating expenses, could have a negative effect on our financial condition. In addition, the Company cannot predict the effect of the spin-off on the trading price of shares of its common stock, and the market value of shares of its common stock may be less than, equal to or greater than the market value of shares of its common stock prior to the spin-off.

There could be significant income tax liability if the spin-off or certain related transactions are determined to be taxable for U.S. federal income tax purposes.

The Company expects that prior to completion of the spin-off it will receive an opinion from its U.S. tax counsel that concludes, among other things, that the spin-off of Cortigent and certain related transactions will qualify as tax-free to the Company and its shareholders under Sections 355 and 368 of the U.S. Internal Revenue Code, subject to exceptions. Any such opinion is not binding on the Internal Revenue Service (“IRS”). Accordingly, while the Company believes the risk is low, the IRS may reach conclusions with respect to the Spin-Off that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings from the Company and Cortigent regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such opinion.

If the proposed spin-off ultimately is determined to be taxable, which the Company believes is unlikely, the spin-off could be treated as a taxable dividend to the Company’s shareholders for U.S. federal income tax purposes, and the Company’s shareholders could incur significant U.S. federal income tax liabilities. In addition, the Company’s would recognize a taxable gain to the extent that the fair market value of Cortigent common stock exceeds the Company’s tax basis in such stock on the date of the spin-off.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity Risk Management.

Overview

We recognize the critical importance of maintaining the safety and security of our information technology systems and data and maintain a cybersecurity risk management program as a part of our overall risk management strategy that is focused on identifying, assessing and managing cybersecurity risks. We engage an Managed Services Provider (“MSP”), with a highly experienced and responsive staff including a virtual Chief Information Officer (“vCIO”), to assist us with the identification, monitoring and management of risks from cybersecurity threats. They assist us with our technology, infrastructure and risk management through the deployment of a number of security controls and tools. We also take steps to limit third-party vendors’ access to our systems, and we are in the process of developing additional vendor risk management procedures.

Board Oversight of Cyber Risk

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

Cybersecurity Risk Management and Strategy

We rely on information technology systems and data processing so that we or our service providers, collaborators, consultants, contractors or partners can operate to collect, process, transmit and store electronic information in our day-to-day operations. Our internal computer systems and data processing along with those of our third-party vendors, consultants, collaborators, contractors or partners may be vulnerable to risks from cybersecurity threats. To help manage these risks, we engage and rely on external experts, including an Information Technology MSP. We are also in the process of developing additional cybersecurity policies and procedures, as we continually work to enhance and evolve our program in light of the constantly evolving threats to our environment.

Our MSP assists us with our technology, infrastructure and risk management through the deployment of a number of security controls and tools, including, but not limited to, endpoint protection tools, phishing protection and access controls. We also take steps to limit third-party vendors’ access to our systems, and we are in the process of developing additional vendor risk management procedures.

Program highlights include:

  Aligning with various government and industry standards such as: National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, HIPAA, 21 CFR Part 11 and Sarbanes-Oxley (“SOX”),
  Conducting ongoing Security Awareness Training to keep employees informed of threats and how to spot them,
  Evaluating the cybersecurity policies of third-party vendors and service providers,
  Implementing redundant systems for mission critical operations,
  Developing and implementing Business Continuity/Disaster Recovery plans and procedures, and
  Ensuring robust protective measures such as:
  Email security including phishing protection
  Endpoint Security
  Perimeter Firewalls
  Physical Access controls
  Rapid Ransomware monitoring and recovery
  Multi-Factor Authentication
  Non-administrative computer access for typical users
  Encryption of computing systems

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents that could affect our information or systems.

Governance Related to Cybersecurity Risks

In addition to the services provided by our MSP, we have also formed an IT Steering Committee, whose members include representatives from our management team as well as our MSP, to review our cybersecurity program initiatives and related program metrics. Our IT Steering Committee provides cybersecurity updates and reports to our Audit Committee at each quarterly meeting or would report more frequently if there was a need to do so.

Item 2. Properties

Our principal offices and facilities are located at 1350 South Loop Road, Alameda, CA 94502 and 27200 Tourney Road, Suite 315, Valencia, CA 91355 and both are leased.

In November 2022, Vivani signed a long-term lease at 1350 South Loop Road, Alameda, CA 94502 to accommodate office space, R&D, analytical labs and a GMP manufacturing suite to support our research and development activities for our Biopharm Division. We moved into the new facility in September 2023.

On February 1, 2023, Cortigent, our Neurostimulation Division entered into a lease agreement, effective March 1, 2023, to sublease office space at 27200 Tourney Road, Suite 315, Valencia, CA 91355 to be utilized as its headquarters. The sublease expires on April 30, 2025. We also entered into a lease for storage space in the same facility that will expire on March 31, 2025. We are not renewing the current office lease. However we are entering into another lease in the same building for a smaller space. We are renewing the lease of the storage unit. These new and renewal leases will be short-term leases with immaterial monthly costs.

Item 3. Legal Proceedings

Three oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by Cortigent. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing Cortigent’s neurostimulation patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s neurostimulation operations.

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

Holders

On March 28, 2025 there were approximately 106 shareholders of record.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniaturized, subdermal drug implants utilizing its proprietary NanoPortal™ technology, which is designed to enable ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) discontinue therapy within the first year of treatment, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, subdermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal technology, which may improve the tolerability profiles for medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving patient tolerability to their treatments which has the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-115, is a miniature, six-month, GLP-1 (high-dose exenatide) implant currently in clinical-stage testing for chronic weight management in obese and overweight individuals. Other programs include, NPM-139 (semaglutide implant) also in development for chronic weight management, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes and OKV-119, another GLP-1 based implant in development for the treatment of cardiometabolic disorders in cats and dogs in collaboration with animal health partner Okava.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its lead program NPM-115, a miniature, 6-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of the company’s miniature, ultra long-acting drug implant portfolio. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

In December 2022, we contributed our neurostimulation assets from legacy company Second Sight and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani to advance the Company’s pioneering neurostimulation technology. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. In March 2025, Vivani announced a change in strategy to discontinue efforts to pursue a proposed initial public offering and shift focus to file a Form 10 with the SEC to support the spin-off of Cortigent into a fully independent, publicly traded company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise. If the spinoff is successful, the loan payable from Cortigent to Vivani would be forgiven.

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

An IND for NPM-119 (GLP-1 implant) was filed with FDA on July 14, 2023, to support the initiation of a first-in-human study of an exenatide implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. After providing additional information to sufficiently address the FDA's requests, the FDA lifted the clinical hold on NPM-119 on June 13, 2024 allowing for the proposed study to proceed. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. The initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, at the discretion of Vivani or after the closing of an initial public offering of Cortigent. If an initial public offering of Cortigent closes, Cortigent has agreed to repay $1,500,000 to Vivani and enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent.  Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates.

In February 2024, Vivani announced positive preclinical weight loss data with its exenatide implant that was comparable to semaglutide, the active ingredient in Ozempic®/Wegovy, and a strategic shift to prioritize the Company's obesity portfolio. In a study of high-fat diet-induced obese mice, the exenatide implant generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to the extent of weight loss observed in mice treated with semaglutide injections in the same study.

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

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the company's miniature, long-acting GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration.

As stated previously, on June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company has redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight patients.

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 implant currently under development for chronic weight management in obese and overweight individuals and type 2 diabetes. The Company's GLP-1 (exenatide) implant produced sham-implant adjusted liver fat reduction of 82% in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide, the active pharmaceutical ingredient in Ozempic and Wegovy.

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1, is part of the NPM-115 program and will investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant. The trial also represents the first clinical application of the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1 was redesigned to enroll participants who will be titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. Changes in weight will be measured. The trial was initiated at the end of 2024 with data projected to be available in mid-2025.

On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On December 19, 2024, Vivani announced that screening and enrollment of LIBERATE-1, the First-in-Human clinical trial with a GLP-1 implant in obese and overweight patients, was initiated at two study centers in Australia. The primary objective of the study is to investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant in obese or overweight individuals. Consistent with previous guidance, study results are anticipated to be reported in mid-2025.

On March 13, 2025, Vivani announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marks a critical step toward addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant and reaffirming previous estimates that top-line results should be available in mid-2025.

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its independent directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

Funding and Liquidity

Capital Funding

From inception, our operations have been funded primarily through the sales of our common stock and warrants.

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, Common Stock and warrants to purchase up to an aggregate of 3,947,368 shares of common stock (the “Warrants”), to such investor at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering (the “Offering”). The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Annual Report on Form 10-K.

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

       During the twelve months ended December 31, 2024, the Company issued 287,970 shares of common stock for gross proceeds of $504,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $344,000, resulting in net proceeds of $160,000.

On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its independent directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the years ended December 31, 2024 and 2023 total grants offsetting against operating expenses were $0.2 million and $0.5 million, respectively. As of December 31, 2024, we expect $35,000 will be available to offset future operating expenses.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. We adopted this ASU for the year ending December 31, 2024.

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

Comparison of the Years Ended December 31, 2024 and 2023

Research and development expense. Research and development expense during the year ended December 31, 2024 was $15.7 million, compared to $17.0 million during the year ended December 31, 2023. The decrease of $1.2 million, or 7%, was primarily attributable to staffing reduction and reduced use of outside services from our Neurostimulation Division, partially offset by the increase in the clinical trial related expense from our Biopharm Division.

General and administrative expense. General and administrative expense during the year ended December 31, 2024 was $8.9 million, compared to $10.0 million during the year ended December 31, 2023. The decrease of $1.1 million, or 11%, was primarily attributable to staffing reductions along with reduced outside legal services from our Neurostimulation Division, partially offset by the increase in the professional services from our Biopharm Division.

Other income (expense), net. Other income (expense), net during the year ended December 31, 2024 was $1.2 million, compared to $1.3 million during the year ended December 31, 2023. The change was insignificant and relates to less interest being earned on deposits.

Net loss. The net loss during the year ended December 31, 2024 was $23.5 million, compared to $25.7 million during the year ended December 31, 2023. The decrease in net loss of $2.2 million was primarily attributable to staffing reduction and reduced use of outside services from our Neurostimulation Division, partially offset by increased clinical trial related expense and professional services from our Biopharm Division.

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

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of common stock and accompanying warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other estimated offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the year ended December 31, 2024. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Annual Report on Form 10-K.

On April 22, 2024, the Company entered into the Sales Agreement with Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the common stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its common stock in accordance with the Sales Agreement. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements. During the twelve months ended December 31, 2024, the Company received net proceeds of $160,000 from issuing common stocks under the Sales Agreement with Jefferies.

On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

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

Cash, cash equivalents and restricted cash decreased by $2.3 million from $22.0 million as of December 31, 2023 to $19.7 million as of December 31, 2024. Working capital was $14.5 million as of December 31, 2024, as compared to $17.3 million as of December 31, 2023. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During 2024, we used $20.8 million of cash in operating activities, consisting primarily of a net loss of $23.5 million, partially offset by $0.4 million from a net change in operating assets and liabilities, and non-cash items totaling $2.3 million for stock-based compensation, lease expense, depreciation and amortization of property and equipment, fixed assets write-off.

During 2023, we used $23.7 million of cash in operating activities, consisting primarily of a net loss of $25.7 million and $1.3 million used from a net change in operating assets and liabilities, partially offset by non-cash items totaling $3.2 million for depreciation and amortization of property and equipment, stock-based compensation, loss on disposal of fixed assets and lease expense.

Cash Flows from Investing Activities

Net cash used in investing activities during 2024 and 2023 was $0.6 million and $0.9 million, respectively, for the purchase of equipment.

Cash Flows from Financing Activities

In 2024, financing activities provided $19.1 million of cash primarily attributable to $13.7 million from a securities purchase agreement with an institutional investor and $5.0 million from another securities purchase agreement with one of our independent directors.

In 2023, financing activities provided $0.1 million of cash primarily from stock option exercises.

Off-Balance Sheet Arrangements

At December 31, 2024, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits (“CDs”). In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2024 and 2023, our cash equivalents consisted money market funds deposited at Merrill Lynch, CDs at JPMorgan Chase bank, and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

In 2024 and 2023, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

As of December 31, 2024, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls. Our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K in conformity with GAAP.

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

As of December 31, 2024, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has completed written documentation of its internal control policies, procedures and controls and has completed its testing of its key controls. Based upon the results of this testing we have concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plan Disclosure.

On July 8, 2024, Lisa Porter, the Company’s Chief Medical Officer, entered into a 10b5-1 trading plan. Dr. Porter’s plan provides for the sale of up to 93,000 shares of the Company’s common stock. Sales of the shares of the Company’s common stock set forth in Dr. Porter’s trading plan, if any, will be made at or above specified market prices. The trading plan will expire on or before June 30, 2025. Dr. Porter’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Apart from as disclosed above, no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, during the quarter ended December 31, 2024.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2025 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers, and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2025 Proxy Statement and is incorporated herein by reference.

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

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended December 31, 2024.

Item 11. Executive Compensation

The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the 2025 Proxy Statement and is incorporated herein by reference (excluding the information required by Item 402(v) of Regulation S-K relating to pay versus performance).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this Form 10-K or in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are included in this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).
2.2	Waiver of Available Cash Requirement to the Merger Agreement dated June 15, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
2.3	Plan of Conversion of Vivani Medical, Inc. (a California corporation) to Vivani Medical, Inc. (a Delaware corporation), dated July 5, 2023 and effective July 5, 2023 (incorporated by reference to Appendix A in the Registrant’s revised definitive proxy statement filed with the SEC on May 1, 2023).
3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
3.2	Bylaws of Vivani Medical, Inc. (a Delaware Corporation) effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1, File no. 333-198073, originally filed with the SEC on August 12, 2014, as amended).
4.3	Form of Warrant Agreement and Form of Warrant Certificate (incorporated by reference to Exhibit 4.4 in the Registrant’s Registration Statement on Form S-1, File no. 333-215463, originally filed with the SEC on January 9, 2017, as amended).
4.4	Form of Amendment No. 1 to Warrant Agreement (incorporated by reference to Exhibit 99.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2019).
4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.5 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.15 in the Registrant’s Proxy Statement/Prospectus on Form S-4, (File no. 333-264959), originally filed with the SEC on May 13, 2022).
10.2	Registrant’s Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2022)
10.3	Offer Letter by and between Jonathan Adams and Cortigent, Inc., dated March 11, 2023 (incorporated by reference to Exhibit 10.4 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
10.4	Lease Agreement Between 1350 South Loop LLC and the Registrant, dated November 21, 2022 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2022).
10.5	Cost Reimbursement Consortium Research Agreement, by and between Registrant and Doheny Eye Institute, dated as of June 1, 2006 (incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1 (File No. 333-198073) originally filed with the SEC on August 12, 2014, as amended).
10.6	SAFE Agreement, by and between Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).
10.7	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).
10.8	Open Market Sale AgreementSM by and between the Company and Jefferies LLC, dated April 22, 2024 (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on April 22, 2024).
10.9*	Share Purchase Agreement by and between the Company and Gregg Williams, dated November 8, 2024.
19.1*	Insider Trading Policy.

21.1	List of Registrant’s Subsidiaries (incorporated by reference to Exhibit 21.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page to this report).
31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herein.
**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2025	Vivani Medical, Inc.

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

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer and Director	March 31, 2025
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid A. Makes	Chief Financial Officer	March 31, 2025
Brigid A. Makes	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	March 31, 2025
Gregg Williams

/s/ Aaron Mendelsohn	Director	March 31, 2025
Aaron Mendelsohn

/s/ Dean Baker	Director	March 31, 2025
Dean Baker

/s/ Alexandra Larson	Director	March 31, 2025
Alexandra Larson

/s/ Daniel Bradbury	Director	March 31, 2025
Daniel Bradbury

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vivani Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivani Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Walnut Creek, California

March 30, 2025

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,352	$20,654
R&D tax credit incentive receivable	253	—
Prepaid expenses and other current assets	1,837	2,408
Total current assets	20,442	23,062
Property and equipment, net	1,693	1,729
Operating lease right-of-use assets, net	17,957	19,616
Restricted cash	1,338	1,338
Deposits and other assets	131	52
TOTAL ASSETS	$41,561	$45,797
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$817	$542
Accrued expenses	1,803	1,727
Litigation accrual	1,675	1,675
Accrued compensation expense	343	396
Lease liability, current portion	1,348	1,383
Total current liabilities	5,986	5,723
Lease liability, noncurrent portion	17,965	19,313
TOTAL LIABILITIES	23,951	25,036
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	—	—
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 59,235 and 51,031 as of December 31, 2024 and 2023, respectively	6	5
Additional paid-in capital	139,480	119,054
Accumulated other comprehensive gain	48	140
Accumulated deficit	(121,924)	(98,438)
TOTAL STOCKHOLDERS' EQUITY	17,610	20,761
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,561	$45,797

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development, net of grants	$15,745	$16,968
General and administrative, net of grants	8,932	9,997
Total operating expenses	24,677	26,965
Loss from operations	(24,677)	(26,965)
Other income (expense), net	1,191	1,313
Net loss	$(23,486)	$(25,652)
Net loss per common share - basic and diluted	$(0.43)	$(0.50)
Weighted average shares outstanding - basic and diluted	54,981	50,853

See accompanying notes to consolidated financial statements.

F-4

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(23,486)	$(25,652)
Other comprehensive income:
Foreign currency translation adjustments	(92)	105
Comprehensive loss	$(23,578)	$(25,547)

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance, January 1, 2023	50,736	$5	$117,054	$35	$(72,786)	$44,308
Option exercises	295	—	136	—	—	136
Stock-based compensation expense	—	—	1,864	—	—	1,864
Foreign currency translation adjustments	—	—	—	105	—	105
Net loss	—	—	—	—	(25,652)	(25,652)
Balance, December 31, 2023	51,031	$5	$119,054	$140	$(98,438)	$20,761

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs of $1,300	3,947	—	13,687	—	—	13,687
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $344	288	1	159	—	—	160
Issuance of common stock in connection with private purchase, net of issuance costs of $30	3,969	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	1,610	—	—	1,610
Foreign currency translation adjustments	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(23,486)	(23,486)
Balance, December 31, 2024	59,235	$6	$139,480	$48	$(121,924)	$17,610

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVIES:
Net loss	$(23,486)	$(25,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	400	357
Stock-based compensation	1,610	1,864
Equipment write-off and loss on equipment disposal	60	121
Non-cash lease expense	276	904
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	(253)	—
Prepaid expenses and other assets	491	264
Accounts payable	248	(602)
Accrued compensation expenses	(53)	(261)
Accrued expenses	(79)	(694)
Net cash used in operating activities	(20,786)	(23,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(556)	(887)
Net cash used in investing activities	(556)	(887)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs	13,687	—
Proceeds from issuance of common stock in connection with the Sales Agreement, net of issuance costs	160	—
Gross proceeds from insurance premium loan	426	—
Principal payment for insurance premium loan	(189)	—
Proceeds from issuance of common stock in connection with director private securities purchase agreement, net of issuance costs	4,970	—
Proceeds from exercise of common stock options	—	133
Net cash provided by financing activities	19,054	133
Effect of exchange rate changes on cash and cash equivalents	(14)	3

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,302)	(24,450)
Cash, cash equivalents and restricted cash balance at beginning of year	21,992	46,442
Cash, cash equivalents and restricted cash balance at end of year	$19,690	$21,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$2	$1
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating right-of-use assets through operating lease obligations	$—	$20,755
Receivables for cash in-transit on exercise of common stock under equity incentive plan	$—	$3
Purchase of property and equipment in accrued expenses	$—	$132

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniaturized, subdermal drug implants utilizing its proprietary NanoPortal™ technology, which is designed to enable ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address a leading cause of poor clinical outcomes in the treatment of chronic disease, medication non-adherence. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) discontinue therapy within the first year of treatment, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, subdermal drug implant candidates that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, our aim is to minimize fluctuations in patients’ drug levels through the use of our NanoPortal technology, which may improve the tolerability profiles for medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving patient tolerability to their treatments which has the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-115, is a miniature, six-month, GLP-1 (high-dose exenatide) implant currently in clinical-stage testing for chronic weight management in obese and overweight individuals. Other programs include, NPM-139 (semaglutide implant) also in development for chronic weight management, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes and OKV-119, another GLP-1 based implant in development for the treatment of cardiometabolic disorders in cats and dogs in collaboration with animal health partner Okava Pharmaceuticals, Inc. ("Okava").

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its lead program NPM-115, a miniature, 6-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of the company’s miniature, ultra long-acting drug implant portfolio. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

In December 2022, we contributed our neurostimulation assets from legacy company Second Sight and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani to advance the Company’s pioneering neurostimulation technology. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. In March 2025, Vivani announced a change in strategy to discontinue efforts to pursue a proposed initial public offering and shift focus to file a Form 10 with the SEC to support the spin-off of Cortigent ;into a fully independent, publicly traded company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

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

An IND for NPM-119 (GLP-1 implant) was filed with FDA on July 14, 2023, to support the initiation of a first-in-human study of an exenatide implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. After providing additional information to sufficiently address the FDA's requests, the FDA lifted the clinical hold on NPM-119 on June 13, 2024 allowing for the proposed study to proceed. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. The initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, which obligations will continue, in the case of the funding obligations, at the discretion of Vivani or after the closing of an initial public offering of Cortigent. If an initial public offering of Cortigent closes, Cortigent has agreed to repay $1,500,000 to Vivani and enter into a five-year promissory note at 5% interest for $2,000,000 in favor of Vivani. Consequently, Vivani will forgive any remaining amounts due by Cortigent. Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024.

In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates.

In February 2024, Vivani announced positive preclinical weight loss data with its exenatide implant that was comparable to semaglutide, the active ingredient in Ozempic®/Wegovy, and a strategic shift to prioritize the Company's obesity portfolio. In a study of high-fat diet-induced obese mice, the exenatide implant generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to the extent of weight loss observed in mice treated with semaglutide injections in the same study.

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

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the company's miniature, long-acting GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration.

As stated previously, on June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company has redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight patients.

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 implant currently under development for chronic weight management in obese and overweight individuals and type 2 diabetes. The Company's GLP-1 (exenatide) implant produced sham-implant adjusted liver fat reduction of 82% in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide, the active pharmaceutical ingredient in Ozempic® and Wegovy®.

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1, is part of the NPM-115 program and will investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant. The trial also represents the first clinical application of the Company’s proprietary NanoPorta drug implant technology. LIBERATE-1 was redesigned to enroll participants who will be titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. Changes in weight will be measured. The trial was initiated at the end of 2024 with data projected to be available in mid-2025.

On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On December 19, 2024, Vivani announced that screening and enrollment of LIBERATE-1, the First-in-Human clinical trial with a GLP-1 implant in obese and overweight patients, was initiated at two study centers in Australia. The primary objective of the study is to investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant in obese or overweight individuals. Consistent with previous guidance, study results are anticipated to be reported in mid-2025.

On March 12, 2025, the Company announced that it intends to spin off Cortigent, Inc., a division that develops brain implant devices to help people recover critical body functions, as an independent publicly-traded company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

On March 13, 2025, Vivani announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marks a critical step toward addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant and reaffirming previous estimates that top-line results should be available in mid-2025.

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

On April 22, 2024, the Company entered into the Sales Agreement with Jefferies, under which the Company may offer and sell, from time to time at its sole discretion, shares of the common stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its common stock in accordance with the Sales Agreement. During the year ended December 31, 2024, the Company issued 287,970 shares of common stock for gross proceeds of $504,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $344,000, resulting in net proceeds of $160,000.

On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We base our estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Significant estimates include those related to assumptions used in accruals for potential liabilities, valuing equity instruments and stock-based compensation, and the realization of deferred tax assets. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents are carried at fair value. We generally invest funds that are in excess of current needs in high credit quality instruments such as money market funds. As of December 31, 2024 and 2023 restricted cash of $1.3 million and $1.3 million, respectively, relates to a letter of credit as a condition of our facilities lease guarantee requirements and is classified as long-term restricted cash on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation and amortization. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheets and any resulting gains or losses are reflected in the consolidated statements of operations in the period realized. Maintenance and repairs are charged to operations as incurred.

Depreciation amortization is computed using the straight-line method over the estimated useful lives of the respective assets:

Lab equipment	5	– 7 years
Computer hardware and software	3	– 7 years
Furniture, fixtures and equipment	5	– 10 years

We review our property and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Depreciation and amortization of property and equipment amounted to $0.4 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Leases

Leases are accounted for under FASB ASC 842, Leases (“ASC 842”). Under ASC 842, the Company determines if an arrangement contains a lease at inception. Right of use assets (“ROU assets”) represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments for the lease term. Leases are then classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations and comprehensive loss. All leases greater than 12 months result in the recognition of a ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, the applicable incremental borrowing rate is estimated. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate. To determine the incremental borrowing rate, reference is made to interest rates that would be available to finance assets similar to the assets under lease in their related geographical location. The Company does not have finance leases.

The Company has elected not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with a lease as a single lease component. It also elected to be exempt from balance sheet recognition of all leases with an initial term of 12 months or less.

Certain leases include one or more options to renew with renewal terms that can extend the lease term. The exercise of the lease renewal options is at the Company’s discretion and are included in the determination of the ROU asset and lease liability when the option is reasonably certain of being exercised.

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $15.7 million and $17.0 million, net of grant revenue, for the years ended December 31, 2024 and 2023, respectively.

Patent Costs

Due to the uncertainty associated with the successful development of one or more commercially viable products based on our research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

NIH Grant

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred.

During the year ended December 31, 2024 grants offset against operating expenses were $0.2 million, of which $0.2 million were offset against research and development expenses. During the year ended December 31, 2023 grants offset against operating expenses were $0.5 million, of which $0.4 million were offset against research and development expenses, and $0.1 million were offset against general and administrative expenses.

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

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2024 and 2023 include assets amounting to approximately $26,000 and $49,000, respectively, relating to our operations in Switzerland. In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates. The accompanying consolidated financial statements as of December 31, 2024 and 2023 include assets amounting to approximately $446,000 and $0, respectively, relating to our operations in Australia. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instrument measured and recorded at fair value in assets or liabilities on our consolidated balance sheet, and they are valued using Level 1 inputs.

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

Comprehensive loss is reported on the face of the financial statements. For the year ended December 31, 2024 and 2023, comprehensive loss is the total of net loss and other comprehensive income which, consists entirely of foreign currency translation adjustments and there were no material reclassifications from other comprehensive loss to net loss during the year ended December 31, 2024 and 2023.

Foreign Currency Translation and Transaction Gains and Losses

The financial statements and transactions of the subsidiary’s operations are reported in the local (functional) currency of Swiss francs (CHF) and of Australian dollars (AUD) and translated into U.S. dollars in accordance with U.S. GAAP. Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses from translating foreign currency financial statements are recorded as other comprehensive income. Revenues and expenses are translated at the average exchange rate for the reporting period. Foreign currency transaction gains (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the foreign operations’ functional currencies are included in other expenses in the consolidated statements of operations.

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

As of December 31, 2024 and 2023, we excluded the outstanding securities summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive (in thousands).

	December 31,
	2024	2023
Shares underlying warrants outstanding	9,340	9,733
Shares underlying stock options outstanding	6,809	6,091
Shares underlying restricted stock units outstanding	695	403
Total	16,844	16,227

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

During the year ended December 31, 2024, the Biopharm Division and the Neurostimulation Division incurred operating expenses of $22.6 million and $2.1 million, respectively. During the year ended December 31, 2024, consolidated net loss for the Biopharm Division was $21.3 million and for the Neurostimulation Division was $2.2 million. As of December 31, 2024, total assets for the Biopharm Division and the Neurostimulation Division were $40.5 million and $1.0 million, respectively. For further discussion related to segment reporting, please refer to Note 14. Segment Information.

The Company’s long-term assets are located in the United States.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for the Company for fiscal years beginning on January 1, 2024, and interim periods within fiscal years beginning on January 1, 2025. The Company currently operates two reportable segments and the impact of the adoption of this standard was limited to certain enhanced disclosures in the consolidated financial statements. Segment Information for disclosures related to the adoption of this guidance, please refer to Note. 14 Segment Information.

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2024

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will improve the disclosures about a public business entity’s expenses and requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions such as cost of sales, selling, general and administrative, and research and development on the face of the income statement. ASU 2024-03 is effective for the Company or fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

3. Fair Value Measurements

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our condensed consolidated balance sheet, and are valued using Level 1 inputs. As of December 31, 2024 and 2023, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the twelve months ended December 31, 2024 and 2023.

The following table presents certificates of deposit and money market funds at their level within the fair value hierarchy as of December 31, 2024 and 2023 (in thousands).

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Certificates of deposit	$9,996	$9,996	$—	$—
Money market funds	7,441	7,441	—	—
Total	$17,437	$17,437	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$18,629	$18,629	$—	$—
Total	$18,629	$18,629	$—	$—

4. Insurance Premium Financing

       In September 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $47,000 through May 2025. The outstanding balance as of December 31, 2024 was approximately $237,000 and is included in accrued expenses in the accompanying condensed consolidated balance sheet.

5. Selected Balance Sheet Detail

Property and equipment, net of accumulated depreciation and amortization

Property and equipment consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Equipment	$3,937	$3,511
Furniture and fixtures	367	354
Computer software	30	7
Construction in progress	—	299
Total property and equipment	4,334	4,171
Accumulated depreciation and amortization	(2,641)	(2,442)
Property and equipment, net	$1,693	$1,729

Contract Liabilities

Contract liabilities amounted to $335,000 and $335,000 as of December 31, 2024 and 2023, respectively, and are included in accrued expenses on the balance sheet.

6. Grants

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (“NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. The NIH grant funds ongoing and planned clinical activities and are being used to conduct and support clinical testing of six subjects implanted with the Orion™ Cortical Visual Prosthesis (“Orion”), submit and obtain Investigational Device Exemption approval from the U.S. Food and Drug Administration (“FDA”). During the year ended December 31, 2024 grants offset against operating expenses were $0.2 million, of which $0.2 million were offset against research and development expenses. During the year ended December 31, 2023 grants offset against operating expenses were $0.5 million, of which $0.4 million were offset against research and development expenses, and $0.1 million were offset against general and administrative expenses. As of December 31, 2024, we expect $35,000 will be available to offset future operating expenses.

7. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 59,234,688 issued as of December 31, 2024. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued.

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

Private Sale Transactions

       On November 8, 2024, the Company entered into a private sale transaction with one of its independent directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

The Sales Agreement

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

During the year ended December 31, 2024, the Company issued 287,970 shares of common stock for gross proceeds of $504,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $344,000, resulting in net proceeds of $160,000.

8. Warrants

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

The warrants outstanding as of December 31, 2024 have no intrinsic value.

A summary of warrant activity for the year ended December 31, 2024 and 2023 is presented below (in thousands, except per share and contractual life data).

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Shares	Per Share	Life (in Years)
Warrants outstanding as of December 31, 2022	10,311	$11.13
Issued	—
Exercised	—	$—
Forfeited or expired	(578)	$3.15
Warrants outstanding as of December 31, 2023	9,733	$11.60	1.4
Issued	3,947	$3.80
Exercised	—
Forfeited or expired	(4,340)	$22.10
Warrants outstanding as of December 31, 2024	9,340	$3.42	1.6
Warrants exercisable as of December 31, 2024	9,340	$3.42	1.6

9. Employee Benefit Plans

We have a 401(k) Savings Retirement Plan (the “401(k) Plan”) that covers substantially all full-time employees who meet the 401(k) Plan’s eligibility requirements and provides for an employee elective contribution. The 401(k) Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. During the years ended December 31, 2024 and 2023, employer contributions to the 401(k) Plan totaled $0.2 million and $0.3 million, respectively.

10. Stock-Based Compensation

Equity Incentive Plans

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the Plan. As of December 31, 2024 2,165,958 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding at December 31, 2022	5,272	$3.07
Granted	1,384	$1.22
Exercised	(333)	$0.52
Forfeited or expired	(232)	$8.12
Other adjustment	—	$—
Options outstanding at December 31, 2023	6,091	$2.60
Granted	1,093	$1.57
Exercised	—	$—
Forfeited or expired	(375)	$1.19
Options outstanding, vested and expected to vest as of December 31, 2024	6,809	$2.52	6.55
Options exercisable as of December 31, 2024	4,813	$2.91	5.69

The estimated aggregate intrinsic value of stock options exercisable as of December 31, 2024 was $0.1 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	403	$0.93
Granted	292	$1.69
Vested and released	—	$—
Forfeited and canceled	—	$—
Outstanding as of December 31, 2024	695	$1.25

During the years ended December 31, 2024 and 2023, the Company granted 292,500 and 402,500 RSUs, respectively, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands).

	Year Ended December 31,
	2024	2023
Research and development	$1,001	$1,219
General and administrative	609	645
Total stock-based compensation expense	$1,610	$1,864

As of December 31, 2024, there was $1.9 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.3 years. As of December 31, 2024, there was $0.2 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 0.8 years.

Stock Options

During the year ended December 31, 2024 and 2023, we granted stock options to purchase shares of common stock to certain employees and board members at a weighted average price of $1.26 and $0.93 per share, respectively, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years.

Stock Options (Service Vesting)

During the year ended December 31, 2024, 1,092,836 stock options subject to service vesting, were issued and valued at $1.4 million using the Black-Scholes option-pricing model. During the year ended December 31, 2023, 1,183,817 stock options subject to service vesting, were issued and valued at $1.2 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	2024	2023
Risk-free interest rate	3.79% to 5.53%	3.99% – 4.79%
Expected dividend yield	—%	—%
Expected volatility	100%	100%
Expected term	5.04-6.08 years	4.00-6.20 years

Stock Options (Market Conditions Vesting)

During the year ended December 31, 2023, 200,000 stock options were granted and subject to market conditions which required our stock price to exceed $6.30 per share for three consecutive days in the four years from grant date for the stock option to vest. These stock options with market conditions vesting were valued at $0.1 million. The fair value of these options subject to market conditions were valued using the Monte-Carlo Simulation model with the following assumptions:

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

Restricted Stock Units (RSUs)

During the year ended December 31, 2024, the Company granted 292,500 RSUs. These RSUs are subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

The assumptions used to estimate the fair value of the performance-based restricted stock units granted during the years ended December 31, 2024 and 2023 and valued using a Monte Carlo simulation were as follows:

	Year Ended December 31,
	2024	2023
RSUs Granted	292,500	402,500
Valuation date stock price	$1.81	$0.93
Risk-free interest rate	4.53%	4.13%
Expected divided yield	0%	0%
Expected volatility	100%	100%
Simulation term	4 years	1.1 years

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

2. Consideration of the Performance-Vesting Schedule. As previously discussed, our publicly traded common share price must equal or exceed the Stock Price Hurdle amount of $3.15 over a three-consecutive-trading-day rolling period on or before the Performance Period End Date. If such performance condition is achieved, one-third of the award shall vest on the Hurdle Achievement Date, one-third of the award shall vest one year following the Hurdle Achievement Date, and one-third of the award shall vest two years following the Hurdle Achievement Date.

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

11. Income Taxes

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

Due to the net losses in 2024 and 2023, the provision for income taxes consists only of minimum California franchise taxes presented in general and administrative expenses.

The components of deferred income assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Deferred Tax:
Accruals and reserves	$523	$1,101
Capitalized R&E §174	6,722	5,120
Lease ROU	379	302
Stock compensation	1,992	1,541
Net operating loss	52,588	48,170
R&D credit	9,459	6,770
Gross deferred tax assets	71,663	63,004

Investment in subsidiary	(1,924)	(1,924)
Accumulated depreciation and amortization	(158)	(200)
Gross deferred tax liabilities	(2,082)	(2,124)

Valuation Allowance	(69,581)	(60,880)

Total Deferred Tax Assets, Net	$—	$—

Change in Valuation Allowance for the Year Ended	$8,702	$6,046

The reconciliation of income tax computed at the expected U.S. federal statutory tax rate of 21% to income tax expense (benefit) and the corresponding rate from operations consist of the following (in thousands) for the year ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024		2023

Pre-tax loss	$(23,487)		$(25,652)

Federal tax (benefit) at statutory rate	$(4,932)	21.0%	$(5,387)	21.0%
State tax (benefit), net of federal tax benefit	(1,568)	7.0%	(1,791)	7.0%
R&D tax credit from current year	(2,591)	11.0%	(1,050)	4.1%
Impact on effective rate of loss eliminated in consolidation	—	—%	—	—%
Other	392	(1.7)%	2,184	-8.5%
Change in valuation allowance	8,702	(37.1)%	6,046	-23.6%
Total provision for income taxes	$3	0.0%	2	0.0%

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2024 and 2023, a full valuation allowance has been recorded because deferred tax assets have been assessed to be less than “more likely than not” to be realized.

As of December 31, 2024, we had federal and apportioned state net operating loss (“NOL”) and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

December 31, 2024
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	151,315
Total federal NOL carry-forward	$198,668

State NOL carry-forward, begin expiring 2030	$143,717

Federal R&D tax credit carry-forward, begin expiring in 2036	$4,907
State R&D carry-forward, no expiration date	$8,755

Total R&E related deferred income tax assets (net of applicable amortization)	$6,722

Reserve for uncertain income tax positions	Nil

As of December 31, 2024, the Company has Federal and California research and development credit carryforwards of $4.9 million and $8.7 million, respectively. The Federal research and development credit carryforwards will expire beginning in 2036 if not utilized. The California research and development credits have no expiration date.

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

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$1,692	$—
Increases based on tax positions related to the current year	648	262
Increases based on tax positions related to prior years	24	1,430
Reductions based on tax positions related to prior years	—	—
Balance at end of year	$2,364	$1,692

As of December 31, 2024, the Company had $2.4 million of unrecognized tax benefits which are comprised of federal of $1.0 million and California of $1.4 million. The Company’s unrecognized gross tax benefits would not reduce its annual effective tax rate if recognized because the Company has recorded a full valuation allowance on deferred tax assets. The Company does not foresee any material changes to its gross unrecognized tax benefit within the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2024 and 2023. All years are open for examination by federal and state authorities. The Company currently has no federal or state tax examinations in progress.

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

We file income tax returns in the U.S. federal jurisdiction and various states and are subject to income tax examinations by federal tax authorities for tax years ended 2017 and later and by state authorities for tax years ended 2016 and later. We currently are not under examination by any tax authority. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2024 and 2023, we have no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, our foreign subsidiary, has not had any taxable income in the prior and current years.

12. Right-of-use Assets and Operating Lease Liabilities

We lease certain office, laboratory, research and development space for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani will be responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is included in long-term assets on the balance sheet as of December 31, 2024. The lease in Emeryville, California expired on September 30, 2023.

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease has a term of two years and two months. The sublease expires on April 30, 2025. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month.The lease expires on March 31, 2025. We are not renewing the current office lease. However we are entering into another lease in the same building for a smaller space at a cost of $1,700 per month for six months. We are renewing the lease of the storage unit. These new and renewal leases will be short-term leases with immaterial monthly costs.

On July 3, 2024, we entered into a short-term sublease agreement for access to manufacturing facility with an extension option that is not expected to be exercised. The sublease expires on June 30, 2025.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		December 31,
	Balance Sheet Classification	2024	2023
Assets
Non-current assets	Right-of-use assets	$17,957	$19,616
Liabilities
Current	Current operating lease liabilities	$1,348	$1,383
Long-term	Long-term operating lease liabilities	$17,965	$19,313

Operating lease cost was $3.3 million and $2.8 million during 2024 and 2023, respectively. Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.4 million and $1.1 million during 2024 and 2023, respectively. Short-term sublease costs were $200,000 during 2024.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of December 31, 2024 (in thousands except weighted average data):

Year Ending December 31,
2025	$2,914
2026	2,889
2027	2,976
2028	3,065
2029	3,156
Thereafter	12,704
Total lease payments	27,704
Less imputed interest	(8,391)
Total lease liabilities	$19,313

Weighted average remaining lease term	8.70 years

Other information related to leases are as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash paid for operating lease liabilities	$3,070	$1,932
Weighted average discount rate	8.40%	8.41%

13. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed for the year ended December 31, 2024 and 2023 were $17,000 and $0.1 million, respectively.

Litigation, Claims and Assessments

Three oppositions filed by Pixium Vision are pending in the European Patent Office, each challenging the validity of a European patent owned by Cortigent. The outcomes of the challenges are not certain, however, if successful, they may affect our ability to block competitors from utilizing Cortigent’s neurostimulation patented technology. We believe a successful challenge will not have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our shareholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately € 5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile,the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment.The hearing took place on June 4, 2024, and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. Within two years,Vivani will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

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

14. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has two operating and reporting segments, the Biopharm Division and the Neurostimulation Division. The Company’s CODM is its Chief Executive Officer who reviews the Company between Biopharm and Cortigent. Our primary focus is the Biopharm Division. We are trying to spin off Cortigent. The measure of segment loss is reported on the Consolidated Statements of Operations and Comprehensive Loss as net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The Company has not generated any product revenue to date. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it is a clinical stage biopharmaceutical company.

The following table provides information related to our operating segments based upon the Company's net loss for the two years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024			2023
	Biopharm	Neurostimulation		Biopharm	Neurostimulation
	Division	Division	Total	Division	Division	Total
Operating expenses:
Personnel and related expenses	$10,053	$1,752	$11,805	$9,722	$3,300	$13,022
Office space rental related expenses	3,999	—	3,999	3,990	—	3,990
Development expenses	2,765	294	3,059	2,577	1,934	4,511
Professional services and insurance	4,600	—	4,600	4,146	—	4,146
Depreciation and amortization	378	30	408	307	44	351
Other general and administrative expenses	806	—	806	945	—	945
Other (income) expense, net	(1,347)	156	(1,191)	(1,426)	113	(1,313)
Segment net loss	$21,254	$2,232	$23,486	$20,261	$5,391	$25,652

15. Subsequent Event

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

Private Sale Transaction

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its independent directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

