Form 10-Q
period 2025-03-31
Vivani Medical, Inc.
filed 2025-05-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36747

Vivani Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	02-0692322
(State or other jurisdiction of incorporation or organization) 1350 S. Loop Road, Alameda, CA (Address of principal executive offices)	(I.R.S. Employer Identification No.) 94502 (Zip Code)

Registrant’s telephone number, including area code: (415) 506-8462

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	VANI	The NASDAQ Capital Market

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

As of May 12, 2025, the registrant had 59,243,903 shares of common stock, par value $0.0001 per share outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,008	$18,352
R&D tax credit incentive receivable	175	253
Prepaid expenses and other current assets	1,667	1,837
Total current assets	14,850	20,442
Property and equipment, net	1,609	1,693
Operating lease right-of-use assets, net	17,523	17,957
Restricted cash	1,338	1,338
Deposits and other assets	132	131
TOTAL ASSETS	$35,452	$41,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,004	$817
Accrued expenses	1,859	1,803
Litigation accrual	1,675	1,675
Accrued compensation expense	350	343
Lease liability, current portion	1,311	1,348
Total current liabilities	6,199	5,986
Lease liability, noncurrent portion	17,629	17,965
TOTAL LIABILITIES	23,828	23,951
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	-	-
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 59,244 and 59,235 at March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	139,802	139,480
Accumulated other comprehensive income	42	48
Accumulated deficit	(128,226)	(121,924)
TOTAL STOCKHOLDERS' EQUITY	11,624	17,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,452	$41,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development, net of grants	$4,217	$3,726
General and administrative, net of grants	2,340	2,501
Total operating expenses	6,557	6,227
Loss from operations	(6,557)	(6,227)
Other income, net	255	188
Net loss	$(6,302)	$(6,039)
Net loss per common share - basic and diluted	$(0.11)	$(0.12)
Weighted average common shares outstanding - basic and diluted	59,236	52,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,302)	$(6,039)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6)	(52)
Comprehensive loss	$(6,308)	$(6,091)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs $1,300	3,947	-	13,687	-	-	13,687
Stock-based compensation expense	-	-	353	-	-	353
Foreign currency translation adjustments	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	(6,039)	(6,039)
Balance, March 31, 2024	54,978	$5	$133,094	$88	$(104,477)	$28,710

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $37	9	-	(28)	-	-	(28)
Stock-based compensation expense	-	-	350	-	-	350
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(6,302)	(6,302)
Balance, March 31, 2025	59,244	$6	$139,802	$42	$(128,226)	$11,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,302)	$(6,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	99
Stock-based compensation	350	353
Non-cash lease expense	61	82
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	78	-
Prepaid expenses and other assets	168	556
Accounts payable	175	27
Accrued compensation expenses	7	110
Accrued expenses	198	300
Net cash used in operating activities	(5,163)	(4,512)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(182)
Net cash used in investing activities	(5)	(182)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs	-	13,687
Net issuance costs in connection with the Sales Agreement	(28)	-
Principal payment for insurance premium loan	(142)	-
Net proceeds from exercise of options	-	3
Net cash used in financing activities	(170)	13,690
Effect of exchange rate changes on cash and cash equivalents	(6)	(2)

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,344)	8,994
Cash, cash equivalents and restricted cash balance at beginning of period	19,690	21,992
Cash, cash equivalents and restricted cash balance at end of period	$14,346	$30,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2	$2
Non-cash investing and financing activities:
Receivables for cash in-transit on exercise of common stock under equity incentive plan	$-	$(3)
Purchases of property and equipment in accounts payable and accrued expenses	$12	$(123)

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

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving patient tolerability to their treatments which has the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-115, is a miniature, six-month, GLP-1 (high-dose exenatide) implant currently in clinical-stage testing for chronic weight management in obese and overweight individuals. Other programs include, NPM-139 (semaglutide implant) also in development for chronic weight management, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes and OKV-119, another GLP-1 based implant in development for the treatment of cardiometabolic disorders in cats and dogs in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”). On April 12, 2025, we entered into an amendment to that certain License and Supply Agreement with Okava to expand our ongoing collaboration with Okava to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, diabetes and other cardiometabolic conditions.

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

In December 2022, we contributed our neurostimulation assets from legacy company Second Sight and certain liabilities to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani to advance the Company’s pioneering neurostimulation technology. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. In March 2023, Vivani announced the filing of a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) for the proposed initial public offering of Cortigent. On March 12, 2025, Vivani announced a change in strategy to discontinue efforts to pursue a proposed initial public offering and shift focus to file a Form 10 with the SEC to support the spin-off of Cortigent into a fully independent, publicly traded company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise. If the spinoff is successful, the loan payable from Cortigent to Vivani would be forgiven.

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

For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements and Note 14 Subsequent Event in this Quarterly Report on Form 10-Q.

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

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In our opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial position and our results of operations and cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with our financial statements and accompanying notes for the fiscal year ended December 31, 2024, included within our Annual Report on Form 10-K filed with the SEC on March 31, 2025. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. On an ongoing basis, management evaluates its estimates, including, but not limited to, those related to assumptions used in accruals for potential liabilities, valuing equity instruments, stock-based compensation and evaluation of going concern. Management bases its estimates on historical experience and on various assumptions that management believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

Significant Accounting Policies

Our significant accounting policies are set forth in our financial statements for the year ended December 31, 2024, included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025.

Recently Issued Accounting Pronouncements

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

Foreign Operations

The accompanying condensed consolidated financial statements as of March 31, 2025 and 2024 include assets amounting to approximately $26,000 and $26,000, respectively, relating to our operations in Switzerland. In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates. The accompanying condensed consolidated financial statements as of March 31, 2025 and 2024 include assets amounting to approximately $557,000 and $21,000, respectively, relating to our operations in Australia. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our condensed consolidated balance sheet, and are valued using Level 1 inputs. As of March 31, 2025 and 2024, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended March 31, 2025 and 2024.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$7,267	$7,267	$-	$-
Money market funds	4,805	4,805	-	-
Total	$12,072	$12,072	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$9,996	$9,996	$-	$-
Money market funds	7,441	7,441	-	-
Total	$7,441	$7,441	$-	$-

Note 5. Insurance Premium Financing

In September 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $47,000 through May 2025. The outstanding balance as of March 31, 2025 was approximately $95,000 and is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Note 6. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Property and equipment at cost:
Equipment	$3,937	$3,937
Furniture and fixtures	367	367
Computer software	30	30
Total property and equipment	4,334	4,334
Accumulated depreciation and amortization	(2,744)	(2,641)
Construction in progress	19	-
Property and equipment, net	$1,609	$1,693

Note 7. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 59,243,903 issued and outstanding as of March 31, 2025. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued as of March 31, 2025.

Securities Purchase Agreement

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

The Sales Agreement

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

During the three months ended March 31, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $37,000, resulting in negative net proceeds of $28,000.

2024 Private Sale Transaction

On November 8, 2024, the Company entered into a private sale transaction with one of its directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

2025 Private Sale Transaction

On March 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in five  closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this share purchase agreement will be approximately $8.25 million. The Company has concluded that the share purchase agreement is classified equity instruments since it does not contain any (i) exercise contingencies based on observable markets or indices besides those related to the market for the Company’s own stock price and operations and (ii) settlement provisions that would preclude the share purchase agreement from being indexed to the Company’s own stock. The share purchase agreement also does not contain any provisions that would preclude equity classification under ASC 815-40. The Company will record the proceeds from the share purchase agreement in equity upon the issuance of the underlying common stock.

Note 8. Warrants

A summary of warrant activity for the three months ended March 31, 2025 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2024	9,340	$3.42	1.6
Issued	-	$-
Exercised	-	$-	-
Forfeited or expired	(771)	$3.15	-
Warrants outstanding as of March 31, 2025	8,569	$3.45	1.5
Warrants exercisable as of March 31, 2025	8,569	$3.45	1.5

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

The warrants outstanding as of March 31, 2025 had no intrinsic value.

Note 9. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of March 31, 2025, 1,923,993 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 Plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2024	6,809	$2.52	6.55
Granted	256	$1.13
Exercised	-	$-
Forfeited or expired	(14)	$1.60
Options outstanding, vested and expected to vest as of March 31, 2025	7,051	$2.47	6.43
Options exercisable as of March 31, 2025	4,971	$2.87	5.53

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2025 was immaterial.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	695	$1.25
Granted	-	$-
Vested and released	-	$-
Forfeited and canceled	-	$-
Outstanding as of March 31, 2025	695	$1.25

During the three months ended March 31, 2024, the Company granted 402,500 RSUs, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$196	$235
General and administrative	154	118
Total stock-based compensation expense	$350	$353

As of March 31, 2025, there was $1.8 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.2 years. As of March 31, 2025, there was $0.2 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 0.7 year.

Stock Options

During the three months ended March 31, 2025, we granted stock options to purchase 256,215 shares of common stock to certain employees and board members. The options are exercisable for a period of ten years from the date of grant at a weighted average price of $1.13 per share, which was calculated at the fair value of our common stock on the respective grant date. The options generally vest over a period of four years.

Stock Options (Service Vesting)

During the three months ended March 31, 2025, 256,215 stock options subject to service vesting, were issued and valued at $0.2 million using the Black-Scholes option-pricing model. During the three months ended March 31, 2024, 59,014 stock options subject to service vesting, were issued and valued at $0.1 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.02% to 4.39%	4.18% to 4.29%
Expected dividend yield	-%	-%
Expected volatility	100%	100%
Expected term	5.25 to 6.08 years	5.27 to 6.02 years

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(6,302)	$(6,039)
Denominator:
Weighted average common shares outstanding - basic and diluted	59,236	52,202
Net loss per common share, basic and diluted	$(0.11)	$(0.12)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the periods ended March 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	March 31,
	2025	2024
Stock options issued and outstanding	7,051	5,880
Unvested restricted stock units issued and outstanding	695	403
Warrants to purchase common stock	8,569	10,961
Total	16,315	17,244

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

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is recorded as restricted cash, long-term on the balance sheets as of March 31, 2025 and December 31, 2024.

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease has a term of two years and two months. The sublease expires on April 30, 2025. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month. The lease expires on March 31, 2025. We did not renew the current office lease. However we entered into another lease in the same building for a smaller space at a cost of $1,700 per month for six months. We renewed the lease of the storage unit. These new and renewal leases will be short-term leases with immaterial monthly costs.

On July 3, 2024, we entered into a short-term sublease agreement for access to manufacturing facility with an extension option that is not expected to be exercised. The sublease expires on June 30, 2025.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		March 31,	December 31,
	Balance Sheet Classification	2025	2024
Assets
Non-current assets	Right-of-use assets	$17,523	$17,957
Liabilities
Current	Current operating lease liabilities	$1,311	$1,348
Long-term	Long-term operating lease liabilities	$17,629	$17,965

Operating lease cost was $0.8 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively.

Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.2 million and $0.1 million during the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of March 31, 2025 (in thousands except weighted average data):

Year Ending December 31,	Amount
2025	$2,138
2026	2,889
2027	2,976
2028	3,065
2029	3,156
Thereafter	12,704
Total lease payments	$26,928
Less imputed interest	(7,988)
Total lease liabilities	$18,940

Weighted average discount rate	8.38%
Weighted average remaining lease term	8.50 years

Other information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for operating lease liabilities	$776	$756

Note 12. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended March 31, 2025 and 2024 were $35,000 and $6,000.

Litigation, Claims and Assessments

One opposition filed by Pixium Vision SA (“Pixium”) was pending in the European Patent Office challenging the validity of a European patent owned by Cortigent. We decided to allow the patent to be abandoned by the EPO, which occurred in February 2025. As a result, this opposition is no longer pending. While this abandonment could impact our ability to protect Cortigent’s neurostimulation technology in Europe related to this patent, we do not believe that it will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

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

Note 13. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has two operating and reporting segments, the Biopharm Division and the Neuromodulation Division. The Company’s CODM is its Chief Executive Officer who reviews the Company between Biopharm and Neuromodulation divisions. Our primary focus is the Biopharm Division. We are trying to spin off the Neuromodulation Division. The measure of segment loss is reported on the Consolidated Statements of Operations and Comprehensive Loss as net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The Company has not generated any product revenue to date. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it is a clinical stage biopharmaceutical company.

During the three months ended March 31, 2025, the Biopharm Division and Neurostimulation Division incurred operating expenses of $6.0 million and $0.6 million, respectively. During the three months ended March 31, 2025, consolidated net loss for the Biopharm Division was $5.6 million and for the Neurostimulation Division was $0.7 million.

As of March 31, 2025, total assets for the Biopharm Division and the Neurostimulation Division were $34.7 million and $0.7 million, respectively.

The following table provides information related to our operating segments based upon the Company's net loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025			2024
	Biopharma Division	Neuromodulation Division	Total	Biopharma Division	Neuromodulation Division	Total
Operating expenses:
Personnel and related expenses	$2,473	$221	$2,694	$2,490	$119	$2,609
Office space rental related expenses	1,063	110	1,173	939	25	964
Development expenses	827	-	827	637	111	748
Professional services and insurance	1,317	232	1,549	1,405	136	1,541
Depreciation and amortization	99	4	103	92	8	100
Other general and administrative expenses	162	49	211	125	140	265
Other income (expense), net	(296)	41	(255)	(234)	46	(188)
Segment net loss	$5,645	$657	$6,302	$5,454	$585	$6,039

Note 14. Subsequent Event

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

Private Sale Transaction

On May 12, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the share purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on the Nasdaq on May 12, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this private sale transaction will be approximately $3.0 million.

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

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving patient tolerability to their treatments which has the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-115, is a miniature, six-month, GLP-1 (high-dose exenatide) implant currently in clinical-stage testing for chronic weight management in obese and overweight individuals. Other programs include, NPM-139 (semaglutide implant) also in development for chronic weight management, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes and OKV-119, another GLP-1 based implant in development for the treatment of cardiometabolic disorders in cats and dogs in collaboration with animal health partner Okava. On April 12, 2025, we entered into an amendment to that certain License and Supply Agreement with Okava to expand our ongoing collaboration with Okava to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, diabetes and other cardiometabolic conditions.

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

On November 8, 2024, the Company entered into a private sale transaction with one of its directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

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

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

On May 12, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on the Nasdaq on May 12, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $3.0 million.

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

       During the three months ended March 31, 2025 the Company incurred negative net proceeds of $28,000 from issuing common stocks under the Sales Agreement with Jefferies.

On November 8, 2024, the Company entered into a private sale transaction with one of its directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

On May 12, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on the Nasdaq on May 12, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $3.0 million.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the three months ended March 31, 2025 and 2024 total grants offsetting against operating expenses were $35,000 and $0.1 million, respectively. As of March 31, 2025, we expect $0 will be available to offset future operating expenses.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2025 compared to those disclosed in our Form 10-K for the year ended December 31, 2024.

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

Comparison of the Three Months Ended March 31, 2025 and 2024

Research and development expense. Research and development expense during the three months ended March 31, 2025 was $4.2 million, compared to $3.7 million during the three months ended March 31, 2024. The increase of $0.5 million, or 13%, was primarily attributable to increased research and development expense from our Biopharma division.

General and administrative expense. General and administrative expense during the three months ended March 31, 2025 was $2.3 million, compared to $2.5 million during the three months ended March 31, 2024. The decrease of $0.2 million, or 6%, was primarily attributable to reduced professional services and personnel expense from our Biopharma division.

Other income, net. Other income, net during the three months ended March 31, 2025 was $0.3 million, compared to $0.2 million during the three months ended March 31, 2024. The change was not significant.

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

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share and warrants to purchase up to an aggregate of 3,947,368 shares of common stock at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering. The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. In connection with the Placement Agency Agreement, the Company agreed to pay Maxim an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of common stock and accompanying warrants. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse Maxim up to $65,000 for its legal expenses. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other estimated offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million, during the three months ended March 31, 2025. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

On November 8, 2024, the Company entered into a private sale transaction with one of its directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on the Nasdaq or the 5-day average closing price of the Company’s common stock on the Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

On May 12, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on the Nasdaq on May 12, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $3.0 million.

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

Cash, cash equivalents and restricted cash decreased by $5.4 million from $19.7 million as of December 31, 2024 to $14.3 million as of March 31, 2025. Working capital was $8.7 million as of March 31, 2025, as compared to $14.5 million as of December 31, 2024, a decrease of $5.8 million. We use our cash and cash equivalents and working capital to fund our operating activities.

Cash Flows from Operating Activities

During the three months ended March 31, 2025, we used $5.2 million of cash in operating activities, consisting primarily of a net loss of $6.3 million, partially offset by $0.6 million a net change in operating assets and liabilities, and non-cash items totaling $0.5 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

During the three months ended March 31, 2024, we used $4.5 million of cash in operating activities, consisting primarily of a net loss of $6.0 million, partially offset by $1.0 million provided by a net change in operating assets and liabilities and non-cash items totaling $0.5 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

Cash Flows from Investing Activities

Cash used for investing activities during the three months ended March 31, 2025 and 2024 was $5,000 and $0.2 million, respectively, primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $170,000 during the three months ended March 31, 2025, primarily attributable to $142,000 the principal payments for the insurance premium loan, and $28,000 net financing costs associated with the common stock sales in connection the Sales Agreement.

Cash provided by financing activities was $13.7 million during the three months ended March 31, 2024 from exercise of options.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits (“CDs”). In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2025, our cash equivalents consisted money market funds deposited at Merrill Lynch, CDs at JPMorgan Chase bank, and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2025, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

One opposition filed by Pixium Vision SA (“Pixium”) was pending in the European Patent Office challenging the validity of a European patent owned by Cortigent. We decided to allow the patent to be abandoned by the EPO, which occurred in February 2025. As a result, this opposition is no longer pending. While this abandonment could impact our ability to protect Cortigent’s neurostimulation technology in Europe related to this patent, we do not believe that it will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

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

Item 1A. Risk Factors

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our consolidated financial statements and the related notes, and in our other filings with the SEC. If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. The material risks associated with our business were most recently discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that we filed on March 31, 2025. There have been no material changes from the risk factors previously disclosed in such filing, expect as noted below:

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the EMA or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on June 13, 2024, the FDA lifted the full clinical hold that they had previously implemented on the LIBERATE-1™ study on August 18, 2023 and cleared us to initiate this Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes. We subsequently revised the LIBERATE-1 study, study population and study location, and on September 26, 2024, we received regulatory approval to initiate the LIBERATE-1 study with NPM-115 (exenatide implant) in obese and overweight individuals in Australia which remains on-going at this time. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

General Risk Factors

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

Recently there have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. For example, in early 2025, the U.S. imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, plus tariffs on specific goods of between 7.5% and 100%, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries but has stated that it might continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. It is unclear at this time whether and to what extent such tariffs will take place, or how affected countries may react. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any further trade restrictions, retaliatory trade measures and additional tariffs could result in higher input costs to our products. We may not be able to fully mitigate the impact of these increased costs. While tariffs and other trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on the Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)  Executive Severance Policy

        The Company adopted an Executive Severance Policy as of March 20, 2024, then adopted an amended and restated Severance Policy as of April 29, 2025 (the “Severance Policy”). The Severance Policy is to provide certain severance pay, benefits and equity treatment to participants (including our NEOs) whose employment with the Company is terminated other than due to “cause”, death or disability by the Company or its successor, as applicable, or resigns for “good reason” (either of these, a “triggering event”), in either case during the period within 60 days prior to or 12 months following a “change in control” (as such terms are defined in the Severance Policy). To be eligible for the applicable severance benefits, the participant must satisfy certain other conditions as described in the Severance Policy, including executing an irrevocable separation agreement. The above description of principal terms of the Severance Policy is qualified in its entirety by reference to that agreement attached hereto as Exhibit 10.2.

(c) Rule 10b5-1 Trading Plan Disclosure

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, during the quarter ended March 31, 2025.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.2	Bylaws of Vivani Medical, Inc. effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.1	Share Purchase Agreement, dated as of March 26, 2025, between the Registrant and the purchaser named therein (incorporated by reference to Exhibit 10.1 in the Registrant's Current Report on Form 8-K filed with the SEC on March 27, 2025)

10.2*	Vivani Medical, Inc. Amended and Restated Executive Severance Policy.

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instant Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	May 13, 2025
Adam Mendelsohn	(Principal Executive Officer)

/s/ Brigid A. Makes	Chief Financial Officer	May 13, 2025
Brigid A. Makes	(Principal Financial and Accounting Officer)

