Form 10-Q
period 2025-06-30
Vivani Medical, Inc.
filed 2025-08-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, the registrant had 59,243,903 shares of common stock, par value $0.0001 per share outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,794	$18,352
R&D tax credit incentive receivable	494	253
Prepaid expenses and other current assets	1,427	1,837
Total current assets	8,715	20,442
Property and equipment, net	1,577	1,693
Operating lease right-of-use assets, net	17,146	17,957
Restricted cash	1,338	1,338
Deposits and other assets	129	131
TOTAL ASSETS	$28,905	$41,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,762	$817
Accrued expenses	1,586	1,803
Litigation accrual	1,675	1,675
Accrued compensation expense	356	343
Lease liability, current portion	1,337	1,348
Total current liabilities	6,716	5,986
Lease liability, noncurrent portion	17,279	17,965
TOTAL LIABILITIES	23,995	23,951
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	-	-
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 59,244 and 59,235 at June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	140,193	139,480
Accumulated other comprehensive income	81	48
Accumulated deficit	(135,370)	(121,924)
TOTAL STOCKHOLDERS' EQUITY	4,910	17,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,905	$41,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development, net of grants	$4,759	$3,513	$8,976	$7,239
General and administrative, net of grants	2,703	2,168	5,044	4,669
Total operating expenses	7,462	5,681	14,020	11,908
Loss from operations	(7,462)	(5,681)	(14,020)	(11,908)
Other income, net	318	325	574	513
Net loss	$(7,144)	$(5,356)	$(13,446)	$(11,395)
Net loss per common share - basic and diluted	$(0.12)	$(0.10)	$(0.23)	$(0.21)
Weighted average common shares outstanding - basic and diluted	59,244	55,021	59,240	53,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(7,144)	$(5,356)	$(13,446)	$(11,395)
Other comprehensive (loss) income:
Foreign currency translation adjustments	39	(25)	33	(77)
Comprehensive loss	$(7,105)	$(5,381)	$(13,413)	$(11,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs $1,300	3,947	-	13,687	-	-	13,687
Stock-based compensation expense	-	-	353	-	-	353
Foreign currency translation adjustments	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	(6,039)	(6,039)
Balance, March 31, 2024	54,978	5	133,094	88	(104,477)	28,710
Issuance of common stock in connection with At-the-Market offering, net of issuance costs $240	219	1	111	-	-	112
Stock-based compensation expense	-	-	383	-	-	383
Foreign currency translation adjustments	-	-	-	(25)	-	(25)
Net loss	-	-	-	-	(5,356)	(5,356)
Balance, June 30, 2024	55,197	$6	$133,588	$63	$(109,833)	$23,824

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $37	9	-	(28)	-	-	(28)
Stock-based compensation expense	-	-	350	-	-	350
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(6,302)	(6,302)
Balance, March 31, 2025	59,244	6	139,802	42	(128,226)	11,624
Stock-based compensation expense	-	-	391	-	-	391
Foreign currency translation adjustments	-	-	-	39	-	39
Net loss	-	-	-	-	(7,144)	(7,144)
Balance, June 30, 2025	59,244	$6	$140,193	$81	$(135,370)	$4,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,446)	$(11,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	199
Stock-based compensation	741	736
Non-cash lease expense	114	155
Fixed assets write-off	-	34
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	(241)	-
Prepaid expenses and other assets	412	1,004
Accounts payable	933	107
Accrued compensation expenses	13	(12)
Accrued expenses	20	(141)
Net cash used in operating activities	(11,250)	(9,313)
Cash flows from investing activities:
Purchases of property and equipment	(76)	(219)
Net cash used in investing activities	(76)	(219)
Cash flows from financing activities:
Issuance of common stock and warrants in connection with securities purchase agreement, net of issuance costs	-	13,687
Issuance of common stock and warrants in connection with the Sales Agreement, net of issuance costs	-	112
Net issuance costs in connection with the Sales Agreement	(28)	-
Principal payment for insurance premium loan	(237)	-
Net cash (used in) provided by financing activities	(265)	13,799
Effect of exchange rate changes on cash and cash equivalents	33	(2)

Net (decrease) increase in cash, cash equivalents and restricted cash	(11,558)	4,265
Cash, cash equivalents and restricted cash balance at beginning of period	19,690	21,992
Cash, cash equivalents and restricted cash balance at end of period	$8,132	$26,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2	$2
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$12	$(5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniature, ultra long-acting subdermal drug implants utilizing its proprietary NanoPortal™ technology, which is designed to enable ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not, or cannot, take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) discontinue treatment within the first year, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in failure to achieve target outcomes and a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which have the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 recently achieved encouraging preclinical data showing approximately 20% maintained sham implant-adjust weight loss in rats over a six month period and demonstrated the potential for annual dosing. Other programs include NPM-115 (high-dose exenatide implant) also in development for chronic weight management, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes, and OKV-119, another GLP-1 based implant in development for chronic weight management, the treatment of type 2 diabetes, and the treatment of other cardiometabolic disorders in cats and dogs in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”). On April 12, 2025, we entered into an amendment to that certain License and Supply Agreement with Okava to expand our ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes and other cardiometabolic conditions.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

Corporate Updates

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

Preclinical and Platform Development

In February 2024, Vivani announced positive preclinical weight loss data with its exenatide implant, NPM-115, that was comparable to semaglutide, the active ingredient in Ozempic® and Wegovy®, and a strategic shift to prioritize the Company's obesity portfolio. In a study of high-fat diet-induced obese mice, the exenatide implant generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to the extent of weight loss observed in mice treated with semaglutide injections in the same study.

In February 2024, the Company also disclosed that semaglutide, the active ingredient in Ozempic®, Wegovy® and Rybelsus®, is the active pharmaceutical ingredient in NPM-139, another miniature, ultra long-acting subdermal GLP-1 implant in development for chronic weight management, further prioritizing our obesity treatment portfolio. NPM-139 has the added potential benefit of once-yearly administration.

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the Company's miniature, ultra long-acting GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration. We believe this six-month administration profile is important commercially in the veterinary setting due to the infrequent cadence of veterinary visits.

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

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) with the U.S. Food and Drug Administration (the “FDA”), to support the initiation of a first-in-human study of an exenatide implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. This initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

On June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, ultra long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company has redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight patients.

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with NPM-115, a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1, will investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant. The trial also represents the first clinical application of the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1 was redesigned to enroll participants who will be titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. Changes in weight will be measured. The trial was initiated at the end of 2024 with data projected to be available in mid-2025.

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

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marks a critical step toward addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant. This rapid enrollment is expected to reduce overall company expenditures during the course of the study, and it reaffirmed previous estimates that top-line results should be available in mid-2025.

On August 5, 2025, Vivani announced plans to support the rapid advancement of NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide implants (NPM-115 and NPM-119), but also for semaglutide implants (NPM-139) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated an approximately 20% weight loss maintained for more than six months with a single implant. This new semaglutide data also continues to support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration,Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani to advance the Company’s pioneering neurostimulation technology. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 12, 2025, Vivani announced efforts to file a Form 10 with the U.S. Securities and Exchange Commission (“SEC”) to support the spin-off of Cortigent into a fully independent, publicly traded company. Vivani announced the filing of the Cortigent Form-10 registration statement on May 29, 2025. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024. If the spinoff is successful, the loan payable from Cortigent to Vivani would be forgiven.

On May 29, 2025, Vivani announced that Cortigent had filed a Form 10 registration statement with the SEC to spin off Cortigent as an independent, publicly traded Nasdaq company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise. Vivani’s board of directors has authorized management to proceed with a plan to spin off its Cortigent neuromodulation business. The spin-off is planned to be completed during third or fourth quarter 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval.

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

To support the our future operations, the Company entered into three equity purchase agreements in March 2025, May 2025 and August 2025. These agreements will bring an additional $21.25 million of committed capital into the Company starting in September 2025 and ending in July 2026. For additional information, refer to Note 7 Equity Securities of the Notes to Condensed Consolidated Financial Statements and Note 14 Subsequent Event in this Quarterly Report on Form 10-Q.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of June 30, 2025 and 2024 include assets amounting to approximately $24,000 and $26,000, respectively, relating to our operations in Switzerland. In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates. The accompanying condensed consolidated financial statements as of June 30, 2025 and 2024 include assets amounting to approximately $642,000 and $29,000, respectively, relating to our operations in Australia. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our condensed consolidated balance sheet, and are valued using Level 1 inputs. As of June 30, 2025 and 2024, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three or six months ended June 30, 2025 and 2024.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$3,000	$3,000	$-	$-
Money market funds	2,812	2,812	-	-
Total	$5,812	$5,812	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$9,996	$9,996	$-	$-
Money market funds	7,441	7,441	-	-
Total	$17,437	$17,437	$-	$-

Note 5. Insurance Premium Financing

In September 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $47,000 through May 2025. There was no outstanding balance as of June 30, 2025.

Note 6. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Property and equipment at cost:
Equipment	$3,944	$3,937
Furniture and fixtures	367	367
Computer software	30	30
Construction in progress	81	-
Total property and equipment	4,422	4,334
Accumulated depreciation and amortization	(2,845)	(2,641)
Property and equipment, net	$1,577	$1,693

Note 7. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 59,243,903 issued and outstanding as of June 30, 2025. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued as of June 30, 2025.

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

During the six months ended June 30, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $37,000, resulting in negative net proceeds of $28,000.

2024 Private Sale Transaction

On November 8, 2024, the Company entered into a private sale transaction with one of its directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on Nasdaq or the 5-day average closing price of the Company’s common stock on Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

2025 Private Sale Transaction

On March 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in five  closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this share purchase agreement will be approximately $8.25 million. The Company has concluded that the share purchase agreement is classified equity instruments since it does not contain any (i) exercise contingencies based on observable markets or indices besides those related to the market for the Company’s own stock price and operations and (ii) settlement provisions that would preclude the share purchase agreement from being indexed to the Company’s own stock. The share purchase agreement also does not contain any provisions that would preclude equity classification under ASC 815-40. The Company will record the proceeds from the share purchase agreement in equity upon the issuance of the underlying common stock.

On May 12, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the share purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this private sale transaction will be approximately $3.0 million. The Company concluded that the private sale transaction on May 12, 2025 would have the same accounting treatment as the private sale transaction that was entered into on March 26, 2025.

Note 8. Warrants

A summary of warrant activity for the six months ended June 30, 2025 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2024	9,340	$3.42	1.6
Issued	-	$-
Exercised	-	$-	-
Forfeited or expired	(1,092)	$3.15	-
Warrants outstanding as of June 30, 2025	8,248	$3.46	1.3
Warrants exercisable as of June 30, 2025	8,248	$3.46	1.3

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

The warrants outstanding as of June 30, 2025 had no intrinsic value.

Note 9. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of June 30, 2025, 275,401 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 Plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2024	6,809	$2.52	6.55
Granted	1,617	$1.12
Exercised	-	$-
Forfeited or expired	(19)	$1.48
Options outstanding, vested and expected to vest as of June 30, 2025	8,407	$2.25	6.79
Options exercisable as of June 30, 2025	5,454	$2.75	5.59

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2025 was immaterial.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	695	$1.25
Granted	293	$0.87
Vested and released	-	$-
Forfeited and canceled	-	$-
Outstanding as of June 30, 2025	988	$1.14

During the six months ended June 30, 2025 and 2024, the Company granted 292,500 RSUs and 292,500 RSUs, respectively, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$215	$248	$411	$483
General and administrative	176	135	330	253
Total stock-based compensation expense	$391	$383	$741	$736

As of June 30, 2025, there was $2.7 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.5 years. As of June 30, 2025, there was $0.4 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 1.5 years.

Stock Options (Service Vesting)

During the six months ended June 30, 2025, 1,616,890 stock options subject to service vesting, were issued and valued at $1.5 million using the Black-Scholes option-pricing model. During the six months ended June 30, 2024, 818,209 stock options subject to service vesting, were issued and valued at $1.1 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.99% to 4.39%	4.18% to 5.10%
Expected dividend yield	-%	-%
Expected volatility	100%	100%
Expected term	5.25 to 6.08 years	5.27 to 6.02 years

Restricted Stock Units (RSUs)

During each of the six months ended June 30, 2025 and 2024, the Company granted 292,500 RSUs. These RSUs are subject to performance vesting criteria, based on market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest.

The assumptions used to estimate the fair value of the performance-based restricted stock units granted during the six months ended June 30, 2025 and June 30, 2024 and valued using a Monte Carlo simulation were as follows:

	Six Months Ended June 30,
	2025	2024
RSUs Granted	292,500	292,500
Valuation date stock price	$1.03	$1.81
Risk-free interest rate	3.99%	4.53%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Simulation term	4 Years	4 Years

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

●

Drift Rate. In determining the value of the instrument in the risk-neutral framework, risk free rates were estimated based on the applicable treasury rate for the projection period. For each simulation, the term of the risk-free rate was based on the term from the Valuation Date through the end of the Performance Period. The risk-free rate was also used for purposes of calculating the service period associated with the Subject Interest.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,144)	$(5,356)	$(13,446)	$(11,395)
Denominator:
Weighted average common shares outstanding - basic and diluted	59,244	55,021	59,240	53,612
Net loss per common share, basic and diluted	$(0.12)	$(0.10)	$(0.23)	$(0.21)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the periods ended June 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	June 30,
	2025	2024
Stock options issued and outstanding	8,407	6,616
Unvested restricted stock units issued and outstanding	988	695
Warrants to purchase common stock	8,248	10,484
Total	17,643	17,795

Note 11. Right-of-use Assets and Operating Lease Liabilities

We lease certain office, laboratory, research and development space for our use. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease cost for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. Our lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of our leases do not provide an implicit rate, we used our estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is recorded as restricted cash, long-term on the balance sheets as of June 30, 2025 and December 31, 2024.

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease has a term of two years and two months. The sublease expired on April 30, 2025. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month. The lease expired on March 31, 2025. We did not renew the current office lease. However, we entered into another lease in the same building for a smaller space at a cost of $1,700 per month for six months. We renewed the lease of the storage unit. These new and renewal leases will be short-term leases with immaterial monthly costs.

On July 3, 2024, we entered into a short-term sublease agreement for access to manufacturing facility with an extension option that is not expected to be exercised. The sublease expired on June 30, 2025.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		June 30,	December 31,
	Balance Sheet Classification	2025	2024
Assets
Non-current assets	Right-of-use assets	$17,146	$17,957
Liabilities
Current	Current operating lease liabilities	$1,337	$1,348
Long-term	Long-term operating lease liabilities	$17,279	$17,965

Operating lease cost was $0.8 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.7 million during the six months ended June 30, 2025 and 2024, respectively.

Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.2 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and $0.4 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of June 30, 2025 (in thousands except weighted average data):

Year Ending December 31,	Amount
2025	$1,420
2026	2,889
2027	2,976
2028	3,065
2029	3,156
Thereafter	12,704
Total lease payments	$26,210
Less imputed interest	(7,594)
Total lease liabilities	$18,616

Weighted average discount rate	8.38%
Weighted average remaining lease term	8.25 years

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$718	$763	$1,494	$1,518

Note 12. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended June 30, 2025 and 2024 were $1,000 and $4,000, respectively and during the six months ended June 30, 2025 and 2024 were $35,000 and $10,000, respectively.

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

On January 26, 2024, Oppenheimer & Co. Inc. (“Oppenheimer”) filed a complaint asserting breach of contract and other claims against the Company and a party unrelated to the Company, ThinkEquity LLC (the “Third Party”), arising from a placement agent agreement dated November 5, 2020, executed by and between the Company and Pixium in connection with a proposed business combination transaction with Pixium.  The complaint, filed in the Supreme Court of the State of New York, County of New York, Index No. 650421/2024, seeks recovery of no less than $1,625,000 in damages, plus costs and fees. On April 3, 2024, the Company filed a motion to dismiss the complaint. On May 3, 2024, the Third Party filed its own motion to dismiss. On June 12, 2025, the Court granted the Company’s motion in part and denied it in part, dismissing all claims except the first cause of action for breach of contract (the “Claim”), and the Court dismissed the complaint as against the Third Party. Oppenheimer and the Company are now commencing discovery on the Claim, which seeks the monetary damages referenced above. Each of the Company and Oppenheimer have filed notices of appeal.  The Company has defenses to the Claim and intends to defend itself vigorously, but there can be no assurance as to the outcome of the litigation.

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

During the three months ended June 30, 2025, the Biopharm Division and Neurostimulation Division incurred operating expenses of $6.7 million and $0.7 million, respectively. During the three months ended June 30, 2025, consolidated net loss for the Biopharm Division was $6.4 million and for the Neurostimulation Division was $0.8 million.

During the six months ended June 30, 2025, the Biopharm Division and Neurostimulation Division incurred operating expenses of $12.7 million and $1.3 million, respectively. During the six months ended June 30, 2025, consolidated net loss for the Biopharm Division was $12.0 million and for the Neurostimulation Division was $1.4 million.

As of June 30, 2025, total assets for the Biopharm Division and the Neurostimulation Division were $28.2 million and $0.7 million, respectively.

The following table provides information related to our operating segments based upon the Company's net loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025			2024
	Biopharma Division	Neuromodulation Division	Total	Biopharma Division	Neuromodulation Division	Total
Operating expenses:
Personnel and related expenses	$2,587	$298	$2,885	$2,490	$170	$2,660
Office space rental related expenses	1,077	96	1,173	928	110	1,038
Development expenses	1,243	-	1,243	407	-	407
Professional services and insurance	1,500	234	1,734	1,056	140	1,196
Depreciation and amortization	98	2	100	95	8	103
Other general and administrative expenses	220	107	327	204	59	263
Other income (expense), net	(359)	41	(318)	(356)	45	(311)
Segment net loss	$6,366	$778	$7,144	$4,824	$532	$5,356

	Six Months Ended June 30,
	2025			2024
	Biopharma Division	Neuromodulation Division	Total	Biopharma Division	Neuromodulation Division	Total
Operating expenses:
Personnel and related expenses	$5,060	$519	$5,579	$4,980	$289	$5,269
Office space rental related expenses	2,140	206	2,346	1,867	135	2,002
Development expenses	2,070	-	2,070	1,044	111	1,155
Professional services and insurance	2,817	466	3,283	2,461	276	2,737
Depreciation and amortization	198	6	204	187	16	203
Other general and administrative expenses	382	156	538	329	199	528
Other income (expense), net	(656)	82	(574)	(590)	91	(499)
Segment net loss	$12,011	$1,435	$13,446	$10,278	$1,117	$11,395

Note 14. Subsequent Event

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

The One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions affecting businesses. The OBBBA includes numerous changes to existing tax law including extending or making permanent certain business and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire. Additionally, the OBBBA permanently eliminates the requirement to capitalize and amortize U.S. based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred and returns the interest limitation rules under Internal Revenue Code Section 163(j) to be calculated on tax basis EBITDA as opposed to earnings before interest and taxes (EBIT). The Company will continue to analyze the OBBBA and its impact on its financial statements.

August 2025 Private Sale Transaction

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors and another investor whereby the Company shall sell an aggregate of 7,936,507 shares of the Company’s common stock to the entity and other investor, in twelve closings as provided in the share purchase agreement, at a price of $1.26 per share, which was the closing price of the Company’s common stock on Nasdaq on August 11, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this private sale transaction will be approximately $10.0 million.

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

Business Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniature, ultra long-acting subdermal drug implants utilizing its proprietary NanoPortal™ technology, which is designed to enable ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop and potentially commercialize drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic disease, including medication non-adherence, drug tolerability and administration challenges faced by some populations. According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not, or cannot, take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) discontinue therapy within the first year of treatment, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in failure to achieve target outcomes and a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists, that produce side effects associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability, both of which have the potential to translate into better health outcomes for patients in the real-world setting. Vivani's priority program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight individuals. NPM-139 recently achieved encouraging preclinical data in rats by maintaining weight loss of approximately 20% versus controls for over a six month period. In other preclinical work, NPM-139 has demonstrated the potential for annual dosing. Other programs include, NPM-115 (high-dose exenatide implant) also in development for chronic weight management, NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes, and OKV-119, another GLP-1 based implant in development for chronic weight management, the treatment of type 2 diabetes, and the treatment of cardiometabolic disorders in cats and dogs in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”). On April 12, 2025, we entered into an amendment to a certain License and Supply Agreement with Okava to expand our ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes and other cardiometabolic conditions.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its lead program NPM-115, a miniature, six-month, GLP-1 implant candidate for chronic weight management in obese or overweight patients with one or more risk factors and further development of the balance of the company’s miniature, ultra long-acting drug implant portfolio. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight aimed at helping patients recover critical body functions.

Corporate Updates

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

Preclinical and Platform Development

In February 2024, Vivani announced positive preclinical weight loss data with its exenatide implant, NPM-115, that was comparable to semaglutide, the active ingredient in Ozempic® and Wegovy®, and a strategic shift to prioritize the Company's obesity portfolio. In a study of high-fat diet-induced obese mice, the exenatide implant generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration, comparable to the extent of weight loss observed in mice treated with semaglutide injections in the same study.

In February 2024, the Company also disclosed that semaglutide, the active ingredient in Ozempic®, Wegovy® and Rybelsus®, is the active pharmaceutical ingredient in NPM-139, another miniature, ultra long-acting subdermal GLP-1 implant in development for chronic weight management, further prioritizing our obesity portfolio. NPM-139 has the added potential benefit of once-yearly administration.

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the company's miniature, ultra long-acting GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration. We believe this six-month administration profile is important commercially in the veterinary setting due to the infrequent cadence of veterinary visits.

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

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (GLP-1 implant) with the U.S. Food and Drug Administration (the “FDA”), to support the initiation of a first-in-human study of an exenatide implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. This initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

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

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with NPM-115, a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1, will investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant. The trial also represents the first clinical application of the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1 was redesigned to enroll participants who will be titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. Changes in weight will be measured. The trial was initiated at the end of 2024 with data projected to be available in mid-2025.

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

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marks a critical step toward addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant. This rapid enrollment is expected to reduce overall company expenditures during the course of the study, and it reaffirmed previous estimates that top-line results should be available in mid-2025.

On August 5, 2025 Vivani announced plans to support the rapid advancement of NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide (NPM-115 and NPM-119), but also for semaglutide (NPM-139) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated an approximately 20% weight loss maintained for more than 6 months with a single implant. This new semaglutide data also continues to support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration,Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, Inc. (“Cortigent”), a wholly owned subsidiary of Vivani to advance the Company’s pioneering neurostimulation technology. Cortigent has 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 12, 2025, Vivani announced efforts to file a Form 10 with the U.S. Securities and Exchange Commission (“SEC”) to support the spin-off of Cortigent into a fully independent, publicly traded company. Vivani announced the filing of the Cortigent Form-10 registration statement on May 29, 2025. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner in which business operations of Cortigent were previously operated by Second Sight, prior to the formation of Cortigent, Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024. If the spinoff is successful, the loan payable from Cortigent to Vivani would be forgiven.

On May 29, 2025, Vivani announced that Cortigent, Inc, a wholly owned subsidiary of the Company that develops brain implant devices to help patients recover critical body functions, had filed a Form 10 registration statement with the SEC to spin off Cortigent as an independent, publicly traded Nasdaq company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise. Vivani’s board of directors has authorized management to proceed with a plan to spin off its Cortigent neuromodulation business. The spin-off is planned to be completed during third or fourth quarter 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval.

Liquidity and Capital Resources

Capital Funding

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share (the “common stock”) and warrants to purchase up to an aggregate of 3,947,368 shares of common stock (the “Warrants”), at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering (the “Offering”). The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.-

On April 22, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of the common stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its common stock in accordance with the Sales Agreement. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. During the three months ended June 30, 2025 the Company incurred no costs and realized no proceeds from issuing common stocks under the Sales Agreement with Jefferies.

On November 8, 2024, the Company entered into a private sale transaction with one of its directors whereby the Company sold an aggregate of 3,968,253 shares of the Company’s common stock to the director at a price of $1.26 per share, which was the lower of the closing price of the Company’s common stock on Nasdaq or the 5-day average closing price of the Company’s common stock on Nasdaq, each immediately prior to the closing date, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction were $5.0 million.

On March 26, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in one or more closings as provided in the purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $8.25 million.

On May 12, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $3.0 million.

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors and another investor whereby the Company shall sell an aggregate of 7,936,507 shares of the Company’s common stock to the entity and other investor, in twelve closings as provided in the share purchase agreement, at a price of $1.26 per share, which was the closing price of the Company’s common stock on Nasdaq on August 11, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this private sale transaction will be approximately $10.0 million.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the six months ended June 30, 2025 and 2024 total grants offsetting against operating expenses were $35,000 and $0.1 million, respectively. As of June 30, 2025, we expect $0 will be available to offset future operating expenses.

Liquidity

We have experienced recurring operating losses and negative operating cash flows since inception and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.  To date, we have financed our working capital requirements through the recurring sale of our equity securities. Our financial statements have been presented on the basis that our business is a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel pharmaceutical product candidates and medical device candidates, including limitations on our operating capital resources and uncertain demand for our products. We expect our operating expenses to increase significantly as we continue our business operations, particularly as we prepare to initiate additional clinical trials and conduct our other research and development activities. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. If we are required to conduct additional nonclinical or clinical activities preclinical or IND-enabling activities such as additional pre-clinical, our overall expenditures would increase. In addition, if we obtain marketing approval, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash, cash equivalents and restricted cash decreased by $11.6 million from $19.7 million as of December 31, 2024 to $8.1 million as of June 30, 2025. Working capital was $2.0 million as of June 30, 2025, as compared to $14.5 million as of December 31, 2024, a decrease of $12.5 million. We use our cash and cash equivalents and working capital to fund our operating activities.

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

There have been no material changes to our critical accounting policies during the three months ended June 30, 2025 compared to those disclosed in our Form 10-K for the year ended December 31, 2024.

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

Comparison of the Three Months Ended June 30, 2025 and 2024

Research and development expense. Research and development expense during the three months ended June 30, 2025 was $4.8 million, compared to $3.5 million during the three months ended June 30, 2024. The increase of $1.2 million, or 35%, was primarily attributable to increased research and development expense from our Biopharma division.

General and administrative expense. General and administrative expense during the three months ended June 30, 2025 was $2.7 million, compared to $2.2 million during the three months ended June 30, 2024. The increase of $0.5 million, or 25%, was primarily attributable to increased professional services from our Biopharma division.

Other income, net. Other income, net during the three months ended June 30, 2025 was $0.3 million, compared to $0.3 million during the three months ended June 30, 2024. The change was not significant.

Comparison of the Six Months Ended June 30, 2025 and 2024

Research and development expense. Research and development expense during the six months ended June 30, 2025 was $9.0 million, compared to $7.2 million during the six months ended June 30, 2024. The increase of $1.7 million, or 24%, was primarily attributable to increased research and development expense from our Biopharma division .

General and administrative expense. General and administrative expense during the six months ended June 30, 2025 was $5.0 million, compared to $4.7 million during the six months ended June 30, 2024. The increase of $0.4 million, or 8%, was primarily attributable to increased professional services from both Neurostimulation Division and Biopharma division.

Other income, net. Other income, net during the six months ended June 30, 2025 was $0.6 million, compared to $0.5 million during the six months ended June 30, 2024. The change was not significant.

Cash Flows from Operating Activities

During the six months ended June 30, 2025, we used $11.3 million of cash in operating activities, consisting primarily of a net loss of $13.4 million, partially offset by $1.1 million a net change in operating assets and liabilities, and non-cash items totaling $1.1 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

During the six months ended June 30, 2024, we used $9.3 million of cash in operating activities, consisting primarily of a net loss of $11.4 million, partially offset by $1.0 million provided by a net change in operating assets and liabilities and non-cash items totaling $1.1 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

Cash Flows from Investing Activities

Cash used for investing activities during the six months ended June 30, 2025 and 2024 was $76,000 and $219,000 respectively, primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $265,000 during the six months ended June 30, 2025, primarily attributable to $237,000 the principal payments for the insurance premium loan, and $28,000 net financing costs associated with the common stock sales in connection the Sales Agreement.

Cash provided by financing activities was $13.8 million during the six months ended June 30, 2024, primarily attributable to a securities purchase agreement with an institutional investor.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits (“CDs”). In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2025, our cash equivalents consisted money market funds deposited at Merrill Lynch, CDs at JPMorgan Chase bank, and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2025, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

On January 26, 2024, Oppenheimer & Co. Inc. (“Oppenheimer”) filed a complaint asserting breach of contract and other claims against the Company and a party unrelated to the Company, ThinkEquity LLC (the “Third Party”), arising from a placement agent agreement dated November 5, 2020, executed by and between the Company and Pixium in connection with a proposed business combination transaction with Pixium.  The complaint, filed in the Supreme Court of the State of New York, County of New York, Index No. 650421/2024, seeks recovery of no less than $1,625,000 in damages, plus costs and fees. On April 3, 2024, the Company filed a motion to dismiss the complaint. On May 3, 2024, the Third Party filed its own motion to dismiss. On June 12, 2025, the Court granted the Company’s motion in part and denied it in part, dismissing all claims except the first cause of action for breach of contract (the “Claim”), and the Court dismissed the complaint as against the Third Party. Oppenheimer and the Company are now commencing discovery on the Claim, which seeks the monetary damages referenced above. Each of the Company and Oppenheimer have filed notices of appeal.  The Company has defenses to the Claim and intends to defend itself vigorously, but there can be no assurance as to the outcome of the litigation.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that can take years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the European Medicines Agency or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on June 13, 2024, the FDA lifted the full clinical hold that they had implemented on the LIBERATE-1™ study on August 18, 2023 and cleared the LIBERATE-1 Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes. We subsequently revised the LIBERATE-1 study, study population and study location, and on September 26, 2024, we received regulatory approval to initiate the revised LIBERATE-1 study of NPM-115 (exenatide implant) in obese and overweight patients in Australia. Additionally, on August 5, 2025, we announced a strategic transition to prioritize and accelerate the development of NPM-139 (semaglutide implant). Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidates. We are not permitted to market or promote any product candidates before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.

We face risks related to tariffs and other trade protection measures – including those that have been or may be imposed by the United States or other countries – as well as import or export licensing requirements, trade embargoes, sanctions (including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control), and other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade). These risks include protectionist or retaliatory measures that may limit or complicate the sourcing of raw materials, equipment, and other components critical to our research and development activities. The United States has recently imposed significant tariffs on a range of imported goods, including a baseline tariff of 10% and higher rates targeting specific countries. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. While pharmaceutical end-products are currently excluded from certain tariffs, many of the raw materials, active pharmaceutical ingredients (APIs), and other components used in the development and production of our product candidates may be subject to such tariffs. In addition, the U.S. Department of Commerce has initiated a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation. We may face increased costs and operational disruptions if existing or future tariffs are applied to materials or components used in the development and production of our product candidates. These risks also extend to indirect effects, such as retaliatory tariffs imposed by other countries or additional non-tariff trade barriers. As a result, our research and development activities, production timelines, and overall financial condition could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2025, the Company entered into a private sale transaction with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two closings as provided in the purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the private sale transaction. The gross proceeds from this private sale transaction will be approximately $3.0 million.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Disclosure

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, during the quarter ended June 30, 2025.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.2	Bylaws of Vivani Medical, Inc. effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.1	Share Purchase Agreement, dated May 12, 2025, between the Registrant and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2025).

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instant Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	August 13, 2025
Adam Mendelsohn	(Principal Executive Officer)

/s/ Anthony Baldor	Chief Financial Officer	August 13, 2025
Anthony Baldor	(Principal Financial and Accounting Officer)

