Form 10-Q
period 2025-09-30
Vivani Medical, Inc.
filed 2025-11-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, the registrant had 72,952,235 shares of common stock, par value $0.0001 per share outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,628	$18,352
R&D tax credit incentive receivable	664	253
Prepaid expenses and other current assets	883	1,837
Total current assets	4,175	20,442
Property and equipment, net	2,726	1,693
Operating lease right-of-use assets, net	16,784	17,957
Restricted cash	1,338	1,338
Deposits and other assets	23	131
TOTAL ASSETS	$25,046	$41,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,434	$817
Accrued expenses	1,978	1,803
Litigation accrual	1,675	1,675
Accrued compensation expense	357	343
Lease liability, current portion	1,386	1,348
Total current liabilities	6,830	5,986
Lease liability, noncurrent portion	16,907	17,965
TOTAL LIABILITIES	23,737	23,951
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	-	-
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 61,511 and 59,235 at September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	143,062	139,480
Accumulated other comprehensive income	141	48
Accumulated deficit	(141,900)	(121,924)
TOTAL STOCKHOLDERS' EQUITY	1,309	17,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,046	$41,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development, net of grants	$4,519	$4,203	$13,496	$11,442
General and administrative, net of grants	2,206	2,106	7,250	6,775
Total operating expenses	6,725	6,309	20,746	18,217
Loss from operations	(6,725)	(6,309)	(20,746)	(18,217)
Other income, net	195	268	770	781
Net loss	$(6,530)	$(6,041)	$(19,976)	$(17,436)
Net loss per common share - basic and diluted	$(0.11)	$(0.11)	$(0.34)	$(0.32)
Weighted average common shares outstanding - basic and diluted	59,711	55,247	59,399	54,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(6,530)	$(6,041)	$(19,976)	$(17,436)
Other comprehensive (loss) income:
Foreign currency translation adjustments	60	29	93	(48)
Comprehensive loss	$(6,470)	$(6,012)	$(19,883)	$(17,484)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs $1,300	3,947	-	13,687	-	-	13,687
Stock-based compensation expense	-	-	353	-	-	353
Foreign currency translation adjustments	-	-	-	(52)	-	(52)
Net loss	-	-	-	-	(6,039)	(6,039)
Balance, March 31, 2024	54,978	5	133,094	88	(104,477)	28,710
Issuance of common stock in connection with At-the-Market offering, net of issuance costs $240	219	1	111	-	-	112
Stock-based compensation expense	-	-	383	-	-	383
Foreign currency translation adjustments	-	-	-	(25)	-	(25)
Net loss	-	-	-	-	(5,356)	(5,356)
Balance, June 30, 2024	55,197	6	133,588	63	(109,833)	23,824
Issuance of common stock in connection with At-the-Market offering, net of issuance costs $43	69	-	48	-	-	48
Stock-based compensation expense	-	-	472	-	-	472
Foreign currency translation adjustments	-	-	-	29	-	29
Net loss	-	-	-	-	(6,041)	(6,041)
Balance, September 30, 2024	55,266	$6	$134,108	$92	$(115,874)	$18,332

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $37	9	-	(28)	-	-	(28)
Stock-based compensation expense	-	-	350	-	-	350
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(6,302)	(6,302)
Balance, March 31, 2025	59,244	6	139,802	42	(128,226)	11,624
Stock-based compensation expense	-	-	391	-	-	391
Foreign currency translation adjustments	-	-	-	39	-	39
Net loss	-	-	-	-	(7,144)	(7,144)
Balance, June 30, 2025	59,244	6	140,193	81	(135,370)	4,910
Issuance of common stock in connection with the Private Sales Transaction, net of issuance costs of $57	2,267	-	2,593	-	-	2,593
Stock-based compensation expense	-	-	276	-	-	276
Foreign currency translation adjustments	-	-	-	60	-	60
Net loss	-	-	-	-	(6,530)	(6,530)
Balance, September 30, 2025	61,511	$6	$143,062	$141	$(141,900)	$1,309

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(19,976)	$(17,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	311
Stock-based compensation	1,017	1,208
Non-cash lease expense	153	216
Fixed assets write-off	-	34
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	(411)	-
Prepaid expenses and other assets	1,062	575
Accounts payable	174	274
Accrued compensation expenses	14	(25)
Accrued expenses	57	(131)
Net cash used in operating activities	(17,601)	(14,974)
Cash flows from investing activities:
Purchases of property and equipment	(899)	(260)
Net cash used in investing activities	(899)	(260)
Cash flows from financing activities:
Issuance of common stock and warrants in connection with the Securities Purchase Agreement, net of issuance costs	-	13,687
Issuance of common stock in connection with the 2025 Private Sales Transaction, net of issuance costs	2,593	-
Gross proceeds from insurance premium loan	355	379
Payments on insurance premium loan	(237)	-
Net proceeds from issuance of common stock in connection with the Sales Agreement, net of issuance costs	(28)	160
Net cash provided by financing activities	2,683	14,226
Effect of exchange rate changes on cash and cash equivalents	93	-

Net decrease increase in cash, cash equivalents and restricted cash	(15,724)	(1,008)
Cash, cash equivalents and restricted cash balance at beginning of period	19,690	21,992
Cash, cash equivalents and restricted cash balance at end of period	$3,966	$20,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2	$2
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$443	$-

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

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to reduce dosing administration frequency to 6 months or longer and allows for treatment to be discontinued at any time if necessary. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists which produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which have the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 recently achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for more than seven months. We are also developing NPM-133 (semaglutide implant) for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are also developing NPM-119 (exenatide implant) for the treatment of type 2 diabetes, NPM-115 (high-dose exenatide implant) for chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, we subsequently contributed our Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), our wholly owned subsidiary to advance our pioneering neurostimulation technology.

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

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 implant currently under development for chronic weight management in obese and overweight individuals and type 2 diabetes. The Company's GLP-1 (exenatide) implant produced sham-implant adjusted liver fat reduction of 82% in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide.

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (exenatide implant) with the U.S. Food and Drug Administration (the “FDA”), to support the initiation of a first-in-human study of our GLP-1 implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. This initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

On June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, ultra long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight individuals.

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with NPM-115, a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1, investigated the safety, tolerability and full pharmacokinetic profile of our exenatide implant. The trial also represented the first clinical application of the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1 was redesigned to enroll participants who were titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. The trial was initiated at the end of 2024 and top-line data was released in August 2025.

On December 19, 2024, Vivani announced that screening and enrollment of LIBERATE-1, the First-in-Human clinical trial with a GLP-1 implant in obese and overweight patients, was initiated at two study centers in Australia. The primary objective of the study was to investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant in obese or overweight individuals.

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marked a critical step toward addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant.

On August 5, 2025, Vivani announced plans to support the rapid advancement of NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide implants (NPM-115 and OKV-119), but also for semaglutide implants (NPM-139 and NPM-133) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated an approximately 20% weight loss with a single implant, which had been maintained for more than six months at the time of the announcement. This new semaglutide data also continues to support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration, Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

On September 4, 2025, Vivani announced plans to initiate a Phase 1 clinical study for the NPM-139 semaglutide implant program in the first half of 2026, pending regulatory clearance, along with high-level details of the anticipated study design. The Company also announced parallel preparations to initiate a Phase 2 clinical study of NPM-139 pending enabling results from the Phase 1 study and regulatory feedback.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, our wholly owned subsidiary to advance our pioneering neurostimulation technology. Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 12, 2025, Vivani announced efforts to file a Form 10 with the U.S. Securities and Exchange Commission (“SEC”) to support the spin-off of Cortigent into a fully independent, publicly traded company. Vivani announced the filing of the Cortigent Form-10 registration statement on May 29, 2025. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner as Second Sight prior to the formation of Cortigent. Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024. If the spinoff is successful, the loan payable from Cortigent to Vivani will be forgiven.

On May 29, 2025, Vivani announced that Cortigent had filed a Form 10 registration statement with the SEC to spin off Cortigent as an independent, publicly traded Nasdaq company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise. Vivani’s board of directors authorized management to proceed with a plan to spin off its Cortigent neuromodulation business. The spin-off was planned to be completed during third or fourth quarter 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval.

On September 17, 2025, Vivani announced that its board of directors had set a record date for the approved spin-off of Cortigent, Inc. Vivani stockholders holding common stock as of that record date would receive common stock in Cortigent. This record date was withdrawn on October 3, 2025, due to delays arising from the shutdown of the U.S. federal government. Vivani expects to reestablish a new record date as soon as possible.

Okava Pharmaceuticals, Inc.

On April 12, 2025, Vivani entered into an amendment to its License and Supply Agreement with Okava which expanded Vivani's ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes, and other cardiometabolic conditions.

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are subject to the risks and uncertainties associated with a business that does not generate revenue and that is developing novel medical devices, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

To support our future operations, the Company entered into three equity purchase agreements in March 2025, May 2025 and August 2025. These agreements will bring an additional $18.6 million of committed capital into the Company between September 30, 2025 and July 15, 2026. For additional information, refer to Note 7 Equity Securities of the Notes to Condensed Consolidated Financial Statements and Note 14 Subsequent Event in this Quarterly Report on Form 10-Q.

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into 2027. Our ability to continue as a going concern is dependent on our ability to raise additional capital, however, there can be no assurances that we will be able to do so.

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

Foreign Operations

The accompanying condensed consolidated financial statements as of September 30, 2025 and 2024 include assets amounting to approximately $28,000 and $27,000, respectively, relating to our operations in Switzerland. The accompanying condensed consolidated financial statements as of September 30, 2025 and 2024 include assets amounting to approximately $702,000 and $85,000, respectively, relating to our operations in Australia. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our condensed consolidated balance sheet, and are valued using Level 1 inputs. As of September 30, 2025 and 2024, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three or nine months ended September 30, 2025 and 2024.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29	$29	$-	$-
Total	$29	$29	$-	$-

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Certificates of deposit	$9,996	$9,996	$-	$-
Money market funds	7,441	7,441	-	-
Total	$17,437	$17,437	$-	$-

Note 5. Insurance Premium Financing

In September 2025, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $355,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $39,000 through May 2026. There was an outstanding balance of $355,000 as of September 30, 2025.

In September 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $47,000 through May 2025. The amount has been fully repaid as of September 30, 2025.

Note 6. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Property and equipment at cost:
Equipment	$4,043	$3,937
Furniture and fixtures	380	367
Computer software	30	30
Construction in progress	1,223	-
Total property and equipment	5,676	4,334
Accumulated depreciation and amortization	(2,950)	(2,641)
Property and equipment, net	$2,726	$1,693

Note 7. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 61,510,768 issued and outstanding as of September 30, 2025. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued as of September 30, 2025.

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

During the nine months ended September 30, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 pursuant to the Sales Agreement. The Company paid expenses of $37,000, resulting in negative net proceeds of $28,000. During the nine months ended September 30, 2024, the Company issued 287,970 shares of common stock for gross proceeds of $504,000 pursuant to the Sales Agreement. The Company paid expenses of $344,000, resulting in net proceeds of $160,000.

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

2025 Private Sale Transaction

On March 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 7,366,071 shares of the Company’s common stock to the entity, in five tranche closings as provided in such share purchase agreement, at a price of $1.12 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this share purchase agreement will be approximately $8.25 million. The Company has concluded that the share purchase agreement is classified as equity instruments since it does not contain any (i) exercise contingencies based on observable markets or indices besides those related to the market for the Company’s own stock price and operations and (ii) settlement provisions that would preclude the share purchase agreement from being indexed to the Company’s own stock. The share purchase agreement also does not contain any provisions that would preclude equity classification under ASC 815-40. The Company will record the proceeds from the share purchase agreement in equity upon the issuance of the underlying common stock.

On May 12, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors whereby the Company shall sell an aggregate of 2,912,621 shares of the Company’s common stock to the entity, in two tranche closings as provided in such share purchase agreement, at a price of $1.03 per share, which was the closing price of the Company’s common stock on Nasdaq, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this private sale transaction will be approximately $3.0 million. The Company concluded that the private sale transaction on May 12, 2025 would have the same accounting treatment as the private sale transaction that was entered into on March 26, 2025.

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its directors and another investor whereby the Company shall sell an aggregate of  7,936,507 shares of the Company’s common stock to the entity and other investor, in twelve tranche closings as provided in such share purchase agreement, at a price of $1.26 per share, which was the closing price of the Company’s common stock on Nasdaq on August 11, 2025, subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the date of the share purchase agreement. The gross proceeds from this private sale transaction will be approximately $10.0 million.

During the nine months ended September 30, 2025, the Company issued 2,266,865 shares of common stock pursuant to these share purchase agreements (collectively, “2025 Private Sales Transactions”), generating gross proceeds of $2.6 million. The remaining shares issuable under the 2025 Private Sales Transactions are expected to be issued in 2025 and 2026 upon completion of the applicable tranche closings.

Note 8. Warrants

A summary of warrant activity for the nine months ended September 30, 2025 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2024	9,340	$3.42	1.6
Issued	-	$-
Exercised	-	$-	-
Forfeited or expired	(1,361)	$3.15	-
Warrants outstanding as of September 30, 2025	7,979	$3.47	1.1
Warrants exercisable as of September 30, 2025	7,979	$3.47	1.1

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

The warrants outstanding as of September 30, 2025 had no intrinsic value.

Note 9. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of September 30, 2025, 463,674 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 Plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2024	6,809	$2.52	6.55
Granted	1,815	$1.13
Exercised	-	$-
Forfeited or expired	(218)	$1.78
Options outstanding, vested and expected to vest as of September 30, 2025	8,406	$2.24	6.41
Options exercisable as of September 30, 2025	5,701	$2.68	5.24

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2025 was $198,987.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	695	$1.25
Granted	293	$0.87
Vested and released	-	$-
Forfeited and canceled	(188)	$1.07
Outstanding as of September 30, 2025	800	$1.15

During the nine months ended September 30, 2025 and 2024, the Company granted 292,500 RSUs each period, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$227	$275	$638	$757
General and administrative	49	197	379	451
Total stock-based compensation expense	$276	$472	$1,017	$1,208

As of September 30, 2025, there was $2.3 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.5 years. As of September 30, 2025, there was $0.3 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 1.4 years.

Stock Options (Service Vesting)

During the nine months ended September 30, 2025, 1,814,890 stock options subject to service vesting, were issued and valued at $1.6 million using the Black-Scholes option-pricing model. During the nine months ended September 30, 2024, 1,092,836 stock options subject to service vesting, were issued and valued at $1.4 million using the Black-Scholes option-pricing model. The calculated value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.93% to 4.39%	3.79% to 5.53%
Expected dividend yield	-%	-%
Expected volatility	100%	100%
Expected term	5.25 to 6.08 years	5.04 to 6.08 years

Restricted Stock Units (RSUs)

The assumptions used to estimate the fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2025 and September 30, 2024 and valued using a Monte Carlo simulation were as follows:

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,530)	$(6,041)	$(19,976)	$(17,436)
Denominator:
Weighted average common shares outstanding - basic and diluted	59,711	55,247	59,399	54,161
Net loss per common share, basic and diluted	$(0.11)	$(0.11)	$(0.34)	$(0.32)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the periods ended September 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	September 30,
	2025	2024
Stock options issued and outstanding	8,406	6,809
Unvested restricted stock units issued and outstanding	800	695
Warrants to purchase common stock	7,979	9,912
Total	17,185	17,416

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

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is recorded as restricted cash, long-term on the balance sheets as of September 30, 2025 and December 31, 2024.

On February 1, 2023, we entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Our rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease has a term of two years and two months. The sublease expired on April 30, 2025. We also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month. The lease expired on March 31, 2025. We did not renew the current office lease. However, we entered into another lease in the same building for a smaller space at a cost of $1,700 per month for six months. We renewed the lease of the storage unit. These new and renewal leases were short-term leases with immaterial monthly costs and both expired as of September 30, 2025.

On July 3, 2024, we entered into a short-term sublease agreement to lease a manufacturing facility which terminated on June 30, 2025.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		September 30,	December 31,
	Balance Sheet Classification	2025	2024
Assets
Non-current assets	Right-of-use assets	$16,784	$17,957
Liabilities
Current	Current operating lease liabilities	$1,386	$1,348
Long-term	Long-term operating lease liabilities	$16,907	$17,965

Operating lease cost was $0.8 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, and $2.4 million and $2.5 million during the nine months ended September 30, 2025 and 2024, respectively.

Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.1 million and $0.1 million during the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.3 million during the nine months ended September 30, 2025 and 2024, respectively.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of September 30, 2025 (in thousands except weighted average data):

Year Ending December 31,	Amount
2025	$710
2026	2,889
2027	2,976
2028	3,065
2029	3,156
Thereafter	12,704
Total lease payments	$25,500
Less imputed interest	(7,206)
Total lease liabilities	$18,294

Weighted average discount rate	8.38%
Weighted average remaining lease term	8.00 years

Other information related to leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for operating lease liabilities	$710	$776	$2,204	$2,294

Note 12. Commitments and Contingencies

Indemnification Agreements

We maintain indemnification agreements with our directors and officers that may require us to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, we were required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, we conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. We have contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended September 30, 2025 and 2024 were $0 and $3,000, respectively and during the nine months ended September 30, 2025 and 2024 were $35,000 and $13,000, respectively.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our stockholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. Within two years, Vivani will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

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

During the three months ended September 30, 2025, the Biopharm Division and Neurostimulation Division incurred operating expenses of $6.1 million and $0.6 million, respectively. During the three months ended September 30, 2025, net loss for the Biopharm Division was $5.9 million and for the Neurostimulation Division was $0.7 million.

During the nine months ended September 30, 2025, the Biopharm Division and Neurostimulation Division incurred operating expenses of $18.7 million and $2.0 million, respectively. During the nine months ended September 30, 2025, net loss for the Biopharm Division was $17.9 million and for the Neurostimulation Division was $2.1 million.

As of September 30, 2025, total assets for the Biopharm Division and the Neurostimulation Division were $24.6 million and $0.4 million, respectively.

The following table provides information related to our operating segments based upon the Company's net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025			2024
	Biopharma Division	Neuromodulation Division	Total	Biopharma Division	Neuromodulation Division	Total
Operating expenses:
Personnel and related expenses	$2,521	$296	$2,817	$2,588	$270	$2,858
Office space rental related expenses	1,003	54	1,057	1,049	112	1,161
Development expenses	1,083	-	1,083	772	-	772
Professional services and insurance	1,201	172	1,373	987	120	1,107
Depreciation and amortization	101	4	105	99	8	107
Other general and administrative expenses	180	110	290	251	47	298
Other income (expense), net	(237)	42	(195)	(306)	44	(262)
Segment net loss	$5,852	$678	$6,530	$5,440	$601	$6,041

	Nine Months Ended September 30,
	2025			2024
	Biopharma Division	Neuromodulation Division	Total	Biopharma Division	Neuromodulation Division	Total
Operating expenses:
Personnel and related expenses	$7,580	$815	$8,395	$7,567	$560	$8,127
Office space rental related expenses	3,143	260	3,403	2,916	247	3,163
Development expenses	3,154	-	3,154	1,823	111	1,934
Professional services and insurance	4,018	638	4,656	3,448	396	3,844
Depreciation and amortization	299	8	307	286	24	310
Other general and administrative expenses	563	268	831	573	246	819
Other income (expense), net	(894)	124	(770)	(896)	135	(761)
Segment net loss	$17,863	$2,113	$19,976	$15,717	$1,719	$17,436

Note 14. Subsequent Event

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

Private Placement

The Company entered into a Share Purchase Agreement, dated October 26, 2025 (the “Purchase Agreement”), with an entity affiliated with one of its board of directors (the “Purchaser”) for the purchase of an aggregate of 3,703,703 shares of common stock of the Company at a purchase price of $1.62 per share (the “Private Placement Shares”), the last reported sale price of the Common Stock on October 24, 2025. This private placement of Common Stock resulted in gross proceeds of approximately $6.0 million to the Company. No warrants or discounts were provided and no placement agent or investment banking fees were incurred in connection with the private placement. The Private Placement Shares will be issued pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on this exemption from registration based in part on representations made by the Purchaser.

Registered Direct Offering

Concurrent with the private placement, the Company also entered into a Placement Agency Agreement, dated October 26, 2025 (the “Placement Agency Agreement”) with ThinkEquity LLC (the “Agent”) relating to the sale by the Company of 6,000,000 shares of the Company’s common stock (the “Registered Shares”) in a registered direct offering (the “Registered Offering”). The gross proceeds from the Registered Offering were approximately $9.7 million, before placement agent fees and other estimated offering expenses. In connection with the Placement Agency Agreement, the Company agreed to pay the Agent an aggregate cash fee of 7.0% of the aggregate proceeds raised from the sale and issuance of the shares of Common Stock. Pursuant to the Placement Agency Agreement, the Company also agreed to reimburse the Agent for up to $125,000 for its legal and total reimbursable expenses.

Sublease Agreement

On October 1, 2025, the Company entered into a long-term sublease agreement for access to a manufacturing facility that will support, among other activities, GMP with the Company's clinical study test article. The stated term of the sublease commenced on October 1, 2025 and terminates on April 30, 2028. The Company's rental payment amounts to $35,000 per month plus operating expenses.

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

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to reduce dosing frequency to 6 months or longer and allows for  treatment to be discontinued at any time if necessary. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists which produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implants have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which have the potential to translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 recently achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for more than seven months. We are also developing NPM-133 (semaglutide implant) for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are also developing NPM-119 (exenatide implant) for the treatment of type 2 diabetes, NPM-115 (high-dose exenatide implant) for chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, we subsequently contributed our Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), our wholly owned subsidiary to advance our pioneering neurostimulation technology.

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

On May 28, 2024, Vivani announced the publication of positive weight loss data supporting the potential veterinary use of OKV-119, the Company’s miniature, ultra long-acting GLP-1 implant under development with partner Okava for the treatment of pre-diabetes, diabetes and obesity in companion felines. The device is intended to be conveniently inserted under the skin during routine veterinary visits and is being designed to deliver six months of GLP-1 therapy with a single administration. We believe this six-month administration profile is important commercially in the veterinary setting due to the infrequent cadence of veterinary visits.

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 implant currently under development for chronic weight management in obese and overweight individuals and type 2 diabetes. The Company's GLP-1 (exenatide) implant produced sham-implant adjusted liver fat reduction of 82% in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide.

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (exenatide implant) with the U.S. Food and Drug Administration (the “FDA”), to support the initiation of a first-in-human study of our GLP-1 implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects. The primary objective of this first-in-human clinical study was to evaluate the safety, tolerability and pharmacokinetics of NPM-119 in type 2 diabetes patients. This initial study design also incorporated Bydureon BCise® (exenatide injection) for comparison purposes.

On June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant under development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, ultra long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of its exenatide implant in patients with type 2 diabetes, to evaluate the implant in obese and overweight individuals.

On September 26, 2024, the Company reported receiving regulatory approval to initiate its first-in-human clinical trial with NPM-115, a miniature, ultra long-acting GLP-1 (exenatide) implant in obese and overweight individuals in Australia. This clinical trial, known as LIBERATE-1, investigated the safety, tolerability and full pharmacokinetic profile of our exenatide implant. The trial also represented the first clinical application of the Company’s proprietary NanoPortal drug implant technology. LIBERATE-1 was redesigned to enroll participants who were titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of Vivani’s exenatide implant (n=8), weekly exenatide injections (n=8), or weekly 1 mg semaglutide injections (n=8) for a 9-week treatment duration. The trial was initiated at the end of 2024 with top-line data was released in August 2025.

On December 19, 2024, Vivani announced that screening and enrollment of LIBERATE-1, the First-in-Human clinical trial with a GLP-1 implant in obese and overweight patients, was initiated at two study centers in Australia. The primary objective of the study was to investigate the safety, tolerability and full pharmacokinetic profile of an exenatide implant in obese or overweight individuals.

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marked a critical step toward addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant.

On August 5, 2025, Vivani announced plans to rapidly advance NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide implants (NPM-115 and OKV-119), but also for semaglutide implants (NPM-139 and NPM-133) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated an approximately 20% weight loss with a single implant, which had been maintained for more than six months at the time of the announcement. This new semaglutide data also continues to support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration, Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

On September 4, 2025, Vivani announced plans to initiate a Phase 1 clinical study for the NPM-139 semaglutide implant program in the first half of 2026, pending regulatory clearance, along with high-level details of the anticipated study design. The Company also announced parallel preparations to initiate a Phase 2 clinical study of NPM-139 pending enabling results from the Phase 1 study and regulatory feedback.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, our wholly owned subsidiary to advance our pioneering neurostimulation technology. Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 12, 2025, Vivani announced efforts to file a Form 10 with the U.S. Securities and Exchange Commission (“SEC”) to support the spin-off of Cortigent into a fully independent, publicly traded company. Vivani announced the filing of the Cortigent Form-10 registration statement on May 29, 2025. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

On August 25, 2023, the Company and Cortigent entered into an Amendment 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani has agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner as Second Sight prior to the formation of Cortigent. Efforts to support a successful initial public offering of Cortigent ceased in March 2025 and efforts are now focused on a potential spinoff with the filing of a Form 10 registration statement. The TFSSA terminated effective December 31, 2024. If the spinoff is successful, the loan payable from Cortigent to Vivani will be forgiven.

On May 29, 2025, Vivani announced that Cortigent had filed a Form 10 registration statement with the SEC to spin off Cortigent as an independent, publicly traded Nasdaq company. The strategic goal of this transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise. Vivani’s board of directors authorized management to proceed with a plan to spin off its Cortigent neuromodulation business. The spin-off was planned to be completed during fourth quarter 2025, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval.

On September 17, 2025, Vivani announced that its board of directors had set a record date for the approved spin-off of Cortigent, Inc. Vivani stockholders holding common stock as of that record date would receive common stock in Cortigent. This record date was withdrawn on October 3, 2025, due to delays arising from the shutdown of the U.S. federal government. Vivani expects to reestablish a new record date as soon as possible.

Okava Pharmaceuticals, Inc.

On April 12, 2025, Vivani entered into an amendment to our License and Supply Agreement with Okava which expanded our ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes, and other cardiometabolic conditions.

Liquidity and Capital Resources

Capital Funding

On March 1, 2024, the Company entered into the Securities Purchase Agreement relating to the issuance of 3,947,368 shares of the Company’s common stock, par value of $0.0001 per share (the “common stock”) and warrants to purchase up to an aggregate of 3,947,368 shares of common stock (the “Warrants”), at a purchase price of $3.80 per share and accompanying warrants in a registered direct offering (the “Offering”). The Warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC (“Maxim” and such agreement, the “Placement Agency Agreement,” and together with the Securities Purchase Agreement, the “Agreements”), who acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.-

On April 22, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of the common stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its common stock in accordance with the Sales Agreement. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. During the three months ended September 30, 2025 the Company incurred no costs and realized no proceeds from issuing common stocks under the Sales Agreement with Jefferies.

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

On October 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its board of directors for the purchase of an aggregate of 3,703,703 shares of common stock of the Company at a purchase price of $1.62 per share, the last reported sale price of the Common Stock on October 24, 2025. This private placement of Common Stock resulted in gross proceeds of approximately $6.0 million to the Company. Concurrent with the private placement, the Company also entered into a Placement Agency Agreement with ThinkEquity LLC relating to the sale by the Company of 6,000,000 shares of the Company’s common stock in a registered direct offering. The gross proceeds from the Registered Offering will be approximately $9.7 million, before placement agent fees and other estimated offering expenses.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the nine months ended September 30, 2025 and 2024 total grants offsetting against operating expenses were $0.0 million and $0.2 million, respectively. As of September 30, 2025, we expect $0 will be available to offset future operating expenses.

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

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into 2027. Our ability to continue as a going concern is dependent on our ability to raise additional capital, however, there can be no assurances that we will be able to do so.

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

We are subject to the risks and uncertainties associated with a business with no revenue that is developing a novel pharmaceutical product candidates and medical device candidates, including limitations on our operating capital resources and uncertain demand for our products. We expect our operating expenses to increase significantly as we continue our business operations, particularly as we prepare to initiate additional clinical trials and conduct our other research and development activities. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing the development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. If we are required to conduct additional nonclinical or clinical activities, or IND-enabling activities, our overall expenditures would increase. In addition, if we obtain marketing approval, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

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

Cash, cash equivalents and restricted cash decreased by $15.7 million from $19.7 million as of December 31, 2024 to $4.0 million as of September 30, 2025. Working capital decreased by $17.1 million from $14.5 million as of December 31, 2024 to negative $2.7 million as of September 30, 2025. We use our cash and cash equivalents and working capital to fund our operating activities.

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

There have been no material changes to our critical accounting policies during the three months ended September 30, 2025 compared to those disclosed in our Form 10-K for the year ended December 31, 2024.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Research and development expense. Research and development expense during the three months ended September 30, 2025 was $4.5 million, compared to $4.2 million during the three months ended September 30, 2024. The increase of $0.3 million, or 8%, was primarily attributable to increased research and development expense from our Biopharma division.

General and administrative expense. General and administrative expense during the three months ended September 30, 2025 was $2.2 million, compared to $2.1 million during the three months ended September 30, 2024. The increase of $0.1 million, or 5%, was primarily attributable to increased professional services from our Biopharma division.

Other income, net. Other income, net during the three months ended September 30, 2025 was $0.2 million, compared to $0.3 million during the three months ended September 30, 2024. The decrease of $0.1 million was due to lower interest income.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Research and development expense. Research and development expense during the nine months ended September 30, 2025 was $13.5 million, compared to $11.4 million during the nine months ended September 30, 2024. The increase of $2.1 million, or 18%, was primarily attributable to increased research and development expense from our Biopharma division .

General and administrative expense. General and administrative expense during the nine months ended September 30, 2025 was $7.3 million, compared to $6.8 million during the nine months ended September 30, 2024. The increase of $0.5 million, or 7%, was primarily attributable to increased professional services from both Neurostimulation Division and Biopharma division.

Other income, net. Other income, net during the nine months ended September 30, 2025 was $0.8 million, compared to $0.8 million during the nine months ended September 30, 2024. The change was not significant.

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, we used $17.6 million of cash in operating activities, consisting primarily of a net loss of $20.0 million, partially offset by $0.9 million provided by a net change in operating assets and liabilities, and non-cash items totaling $1.5 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

During the nine months ended September 30, 2024, we used $15.0 million of cash in operating activities, consisting primarily of a net loss of $17.4 million, partially offset by $0.7 million provided by a net change in operating assets and liabilities and non-cash items totaling $1.8 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

Cash Flows from Investing Activities

Cash used for investing activities during the nine months ended September 30, 2025 and 2024 was $0.9 million and $0.3 million respectively, primarily attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $2.7 million during the nine months ended September 30, 2025, primarily attributable to $2.6 million from the issuance of common stocks in private financing agreements and $0.1 million net proceeds for the insurance premium loans. For additional information, refer to Note 7. Equity Securities of the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Cash provided by financing activities was $14.2 million during the nine months ended September 30, 2024, primarily attributable to a securities purchase agreement with an institutional investor.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any transactions, obligations or relationships that constitute off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2025, our cash equivalents consisted of money market funds deposited at Merrill Lynch and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2025, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are updating our internal control environment to address changes in our risks in financial reporting to accommodate our operating activities, staffing levels, and segregation of duties. Such changes may result in new or reduced controls.

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

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our stockholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024, and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. Within two years, Vivani will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that can take years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA, the European Medicines Agency or other regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. For example, on June 13, 2024, the FDA lifted the full clinical hold that they had implemented on the LIBERATE-1™ study on August 18, 2023 and cleared the LIBERATE-1 Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of NPM-119 (exenatide implant) in development for the treatment of type 2 diabetes. We subsequently revised the LIBERATE-1 study, study population and study location, and on September 26, 2024, we received regulatory approval to initiate the revised LIBERATE-1 study of NPM-115 (exenatide implant) in obese and overweight patients in Australia. Additionally, on August 5, 2025, we announced a strategic transition to prioritize and accelerate the development of NPM-139 (semaglutide implant) and reported results from the LIBERATE-1 Phase 1 study of NPM-115 (exenatide implant). On September 4, 2025, we announced plans to initiate a Phase 1 clinical study of NPM-139 (semaglutide implant) in the first half of 2026, pending regulatory clearance. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidates. We are not permitted to market or promote any product candidates before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

Disruptions at the FDA, the SEC and other government agencies caused by reduction in staffing, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including staffing levels, government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the SEC and the FDA. Any such reduction in personnel may result in longer review times by the FDA or SEC.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other government agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition to the potential reduction in staffing, a government shutdown could adversely affect the FDA review process. Over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Similar consequences would also result in the event of another significant shutdown of the federal government. Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact Vivani’s ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown, and may adversely affect our business model.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section of titled “Business – Healthcare Laws and Regulations – Healthcare Reform & the Patient Protection and Affordable Care Act” in the Annual Report on Form 10-K for the year ended December 31, 2024.

For example, the Medicare Drug Price Negotiation Program, administered by CMS as part of the Inflation Reduction Act of 2022, commonly referred to as the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the One Big Beautiful Bill Act of 2025 (“OBBBA”), orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.

In addition, multiple executive actions in the first half of 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

        ●            On May 12, 2025, President Trump signed the executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing,” which directs the Secretary of Health and Human Services (“HHS”) to identify and communicate most-favored-nation price targets for prescription drugs and to propose a rulemaking plan to impose such pricing if “significant progress” is not made. The order also directs the federal government to explore regulatory pathways that would facilitate direct-to-patient sales for manufacturers that meet these price targets. Additionally, it signals potential further action against manufacturers that fail to offer most-favored-nation pricing, including evaluating whether to modify or rescind marketing approvals or allow individual drug importation waivers. In July 2025, President Trump sent letters to pharmaceutical companies demanding further reduced prices more in line with most-favored-nation pricing. On September 30, 2025, the White House announced the first MFN agreement (Pfizer), and reports indicate additional negotiations are ongoing. The scope, timing, and ultimate impact of any further actions or agreements remain uncertain. Further, in September and October 2025, multiple drug manufacturers announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform that is yet to be developed by the federal government.

        ●            Previously, on April 15, 2025, President Trump issued the executive order “Lowering Drug Prices by Once Again Putting Americans First,” which contains a broad set of directives aimed at reducing drug costs. Among other actions, the order directs HHS to revise guidance under the Inflation Reduction Act (“IRA”) to eliminate the so-called “pill penalty,” which currently subjects small molecule drugs to Medicare price negotiation four years earlier than biologics. The order also calls for a comprehensive evaluation of the role played by pharmacy benefit managers (“PBMs”) in drug pricing and market access.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

        ●            the demand for our product candidates, if we obtain regulatory approval;

        ●            our ability to set a price that we believe is fair for our products;

        ●            our ability to obtain coverage and reimbursement approval for a product;

        ●            our ability to generate revenue and achieve or maintain profitability;

        ●            the level of taxes that we are required to pay; and

        ●            the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plan Disclosure

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors, during the quarter ended September 30, 2025.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).

3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

3.2	Bylaws of Vivani Medical, Inc. effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.1	Share Purchase Agreement, dated August 11, 2025, between the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2025).

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instant Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer	November 13, 2025
Adam Mendelsohn	(Principal Executive Officer)

/s/ Anthony Baldor	Chief Financial Officer	November 13, 2025
Anthony Baldor	(Principal Financial and Accounting Officer)

