Form 10-K
period 2025-12-31
Vivani Medical, Inc.
filed 2026-03-26
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, computed by reference to the closing sales price on the Nasdaq Capital Market on June 30, 2025, was approximately $45.9 million.

As of March 25, 2026, the registrant had 84,647,803 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The registrant intends to file a Proxy Statement pursuant to Regulation 14A with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of registrant’s fiscal year end of December 31, 2025.

1

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-K

SUMMARY OF RISK FACTORS

Below is a summary of the principal risk factors related to the Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2025.

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K. These risks include, but are not limited to, the following:

●	The Company is a clinical-stage company with a limited operating history, and has no products approved for commercial sale.
●	The Company is dependent on the successful design, development, regulatory approval and commercialization of one or more product candidates; there can be no assurance that the Company may achieve any of these objectives.
●	Final marketing approval of NPM-139, NPM-133, NPM-115 or any of the Company's other product candidates by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect the Company's ability to generate operating revenues.
●	The Company will require substantial additional financing to pursue its business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force the Company to delay, limit, reduce or terminate its product development, commercialization efforts or other operations.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes. The Company may incur additional costs and experience delays in developing its product candidates, and its clinical development efforts may not yield favorable results.
●	The commercial success of the Company's product candidates, if approved, depends upon their market acceptance among physicians, patients, healthcare payors, and the medical community.
●	The Company is subject to a multitude of complex manufacturing challenges and risks, including reliance on third parties, any of which could substantially increase its costs and limit supply of its product candidates.
●	The Company may not be able to adequately protect its proprietary or licensed technology.
●	The Company may infringe the intellectual property rights of others, which may prevent or delay its development efforts and prevent the Company from commercializing or increase the costs of commercializing its product candidates, if approved.
●	The Company may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-K, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

●	our anticipated operating and financial performance, business plans, and prospects;
●	expectations for our products, including anticipated regulatory submissions, study completion, approvals, clinical trial results and other developing data that become available, potential market size, and potential reimbursement pathways;
●	the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (“IND”) applications for and regulatory approval of our product candidates;
●	our ability to successfully scale manufacturing operations in a manner that enables us to complete our clinical trials and if our product candidates are approved, to meet commercial demand;
●	our ability to create and maintain a pipeline of product candidates;
●	our ability to advance any product candidate into, and successfully complete clinical trials;
●	our ability to initiate and successfully maintain operations of our subsidiary in Australia, including with respect to studies of our products and product candidates;
●	the initiation, timing, design, progress and results of our clinical trials, and our research and development program;
●	the success of the business, including future capital expenditures, expenses, synergies, economic performance, indebtedness, financial condition, losses, future prospects, and business strategies for the management, expansion and growth of the company’s operations, and other conditions to the successful synergies of the business combination;
●	the effect of unfavorable macroeconomic factors resulting from global economic conditions or geopolitical developments, including fluctuating interest rates and inflation and capital market disruptions, changes in governmental agencies, government shutdowns, international tariffs, trade protection measures, public health crises, economic sanctions and potential economic slowdowns or recessions, or similar events that could impact our business;
●	the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

In addition, statements that “the Company believes” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements as predictions of future events. Except as required by law, the Company assumes no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, the Company obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I
Item 1. Business

Our Company

Company Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniature, ultra long-acting subdermal drug implant candidates utilizing its proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

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

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to enable patients to maintain continuous and therapeutic drug exposure levels with convenient once or twice yearly administration and the ability to stop receiving therapy at any time, if necessary, by removing the implant. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists which produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implant candidates have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which may translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for a full year after a single administration. We are also developing NPM-133, a miniature, six-month, GLP-1 (semaglutide) implant for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are also developing NPM-115 (exenatide implant) for the treatment of chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant candidate programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, we subsequently contributed our Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), our wholly owned subsidiary to advance our pioneering neurostimulation technology.

Preclinical and NanoPortal™ Platform Development

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

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 (exenatide) implant, NPM-115, under development for chronic weight management in obese and overweight individuals. The implant produced sham-implant adjusted liver fat reduction of 82% at Week 12 in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide.

On August 5, 2025, Vivani announced positive weight loss data from an ongoing preclinical study of NPM-139, an ultra long-acting subdermal GLP-1 (semaglutide) implant in development for chronic weight management, in rats, which showed approximately 20% sham-controlled weight loss, maintained for longer than 6 months after administration of a single implant. The Company also announced the successful completion of LIBERATE-1, the first-in-human application of Vivani’s NanoPortalTM implant technology, which showed a positive safety and tolerability profile, along with encouraging performance data. Based on the promising preclinical feasibility of the semaglutide implant and the successful completion of LIBERATE-1, Vivani announced its intention to focus its resources and prioritize efforts to accelerate NPM-139 into clinical-stage development.

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (exenatide implant) with the U.S. Food and Drug Administration (the “FDA”) to support the initiation of a first-in-human study of our GLP-1 implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects.

On June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant proposed for development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, ultra long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of NPM-119, its low-dose exenatide implant in patients with type 2 diabetes, to instead evaluate NPM-115, its high dose exenatide implant in obese and overweight individuals.

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

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marked a critical step toward potentially addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant.

On August 5, 2025, Vivani announced plans to support the rapid advancement of NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide implants (NPM-115 and OKV-119), but also for semaglutide implants (NPM-139 and NPM-133) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated approximately 20% sham-adjusted weight loss with a single implant, which had been maintained for more than six months at the time of the announcement. These semaglutide data also support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration, Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

On September 4, 2025, Vivani announced plans to initiate a Phase 1 clinical study for the NPM-139 semaglutide implant program in the first half of 2026, pending regulatory clearance, along with high-level details of the anticipated study design. The Company also announced parallel preparations to initiate a Phase 2 clinical study of NPM-139 pending enabling results from the Phase 1 study and regulatory feedback. The Company currently expects the Phase 1 study to initiate in mid-2026.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, our wholly owned subsidiary, to advance our pioneering neurostimulation technology. Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 21, 2023, Vivani announced a proposed initial public offering ("IPO") to be registered on a Form S-1 registration statement for Cortigent to fund its operations separately from Vivani’s.

On August 25, 2023, the Company and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner as Second Sight prior to the formation of Cortigent. Efforts to support a successful IPO of Cortigent were paused in March 2025 and efforts were focused at that time on a potential spin-off transaction with the filing of a Form 10 registration statement. On March 12, 2025, the Company announced the proposed spin-off of Cortigent into a fully independent, publicly traded company, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval. The TFSSA terminated effective December 31, 2024. Vivani continues to pursue a path forward to unlock stockholder value associated with this asset. If Cortigent is spun off through a Form 10 registration statement, the loan payable from Cortigent to Vivani will be forgiven.  A Form 10 registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on May 29, 2025.

On September 17, 2025, Vivani announced that its board of directors had set a record date for the approved spin-off of Cortigent. Vivani's stockholders holding common stock as of that record date would receive common stock in Cortigent. This record date was withdrawn on October 3, 2025, due to delays arising from the shutdown of the U.S. federal government. Thereafter, Cortigent filed amendments to its registration statement on Form S-1 on December 2, 2025 and January 9, 2026. If Cortigent successfully completes an IPO, it will repay to Vivani $1.5 million of transition funding from the proceeds of that offering and issue a five-year promissory note requiring repayment of $2 million at five percent per year upon maturity of the promissory note.

Currently, both a spin-off to be registered on a Form 10 and an IPO to be registered on a Form S-1 registration statement are approaches being considered to transition Cortigent to becoming a separate reporting company that may provide an opportunity for Vivani's stockholders to potentially realize value in Cortigent’s assets. In the IPO scenario, Vivani would retain an ownership stake in Cortigent. In the Form 10 spin-off scenario, shares of Cortigent’s common stock would be distributed to the holders of Vivani's common stock. The strategic goal of either transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

Okava Pharmaceuticals, Inc.

On April 12, 2025, Vivani entered into an amendment to its License and Supply Agreement with Okava which expanded Vivani's ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes, and other cardiometabolic conditions. The amendment added $5M in regulatory milestone payments related to the development of products for the treatment of obesity in dogs.

Our Proprietary NanoPortal™ Implant Technology

Vivani’s implant technology, which we refer to as NanoPortal, utilizes a space-efficient design that allows a miniature implant to provide many months of therapeutic delivery of potent molecules, while retaining the ability to be removed at any time, thus stopping the delivery of these molecules. The technology has no moving parts, which is intended to minimize fluctuating drug delivery over the duration of the implant, and it can be customized for delivery of specific molecules or specific dosage levels. Vivani has primarily been developing implant candidates specifically for the delivery of peptide therapeutics to leverage a competitive advantage we believe we have related to these molecules when compared to other long-acting delivery technologies, but the NanoPortal technology has potential application across a wide range of molecular types. The key innovative component of the technology is a biocompatible titanium-oxide nano-porous membrane which consists of millions of precisely sized nanotubes which are the only path for drug molecules to exit the reservoir once the implant is fully assembled.

We believe the key to the technology’s ability to achieve near constant release of drug without moving parts is the ability to precisely tune the inner diameter of the nanotubes to the same size range as individual drug molecules. If the inner diameter of the nanotubes is smaller than the size of a given drug molecule, there would be no release at all. If the inner diameter of the nanotubes is much larger than the size of a given drug molecule, the rate at which the drug leaves the reservoir would follow traditional laws of diffusion and, thus, the rate of release would decrease over time as the drug concentration decreases. However, when the opening is close enough in size to an individual drug molecule, the drug release is constrained and can result in a variety of desirable delivery profiles, including near constant release. Vivani’s NanoPortal technology has demonstrated near constant release in an animal model for well over six months.

For drug molecules with adequate potency and stability, NanoPortal can allow minimization of the implant size while extending implant duration. A custom delivery profile can also be achieved by adjusting the number of accessible nanotubes, engineering changes to the implant, and/or changes in formulation parameters. With the design flexibility afforded by the NanoPortal technology, Vivani plans to develop a portfolio of drug implant candidates aimed at potentially addressing a number of chronic diseases with high unmet medical need.

Our current focus is the development of semaglutide implants for the treatment of chronic weight management (NPM-139) and type 2 diabetes (NPM-133). We made the strategic decision in August 2025, to rapidly advance NPM-139 based on promising results from the LIBERATE-1 clinical study with NPM-115 (high-dose exenatide implant) for the treatment of obese and overweight individuals, and additional positive in vivo data from a preclinical animal study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data. These data provided us confidence to continue future clinical development of the technology, not only for exenatide implants (NPM-115 and OKV-119), but also for semaglutide implants (NPM-139 and NPM-133).

In addition to the LIBERATE-1 clinical data and semaglutide in vivo data, a number of preclinical studies with NanoPortal-based exenatide implant candidates help establish platform proof of concept and support rapid advancement of our semaglutide programs. For example, Vivani’s NanoPortal technology has demonstrated a near constant in vitro release rate for 6 months, as depicted in the chart below.

Vivani’s NanoPortal™ technology has demonstrated

near constant in vitro release rate for 6 months (n=6)

In addition, the observed near-constant in vitro release rate has been shown to translate into sustained exposure levels in vivo in an animal model, as depicted in the chart below.

In vivo pharmacokinetics of 12-week GLP-1 implant and sham implant in high fat diet-induced obese mice (n=7 per group)

Vivani believes its proprietary NanoPortal implant technology has potential to revolutionize the treatment of chronic diseases by addressing important limitations of oral and injectable therapies, namely, poor real-world medication adherence and persistence, and, in the case of GLP-1 therapy, the potential to improve gastrointestinal tolerability. We believe Vivani’s NanoPortal technology, which is being specifically designed to deliver regular and controlled release of exenatide, semaglutide, and other GLP-1 compounds, may overcome these challenges. Moreover, as the only GLP-1 implants in development, to our knowledge, we believe Vivani’s product candidates, if approved, could expand the market for GLP-1 drugs by reaching underserved and unaddressed populations of obese and diabetic patients through this differentiated route of administration.

To address medication adherence, the Company’s NanoPortal implants are designed to provide steady dosing from a single miniature, subdermal device for six months or longer. Current GLP-1 products are associated with only 50-60% real-world medication adherence. Non-adherent patients do not receive the full potential benefits of existing treatments. For example, medication non-adherence for patients with type 2 diabetes is associated with approximately $5,500 per non-adherent patient in avoidable healthcare costs associated with unnecessary acute care and hospitalization visits. The NanoPortal technology can enable ultra long-acting dosing, up to 6 months or longer, which can directly address the medication adherence challenge. Additionally, our NanoPortal implant technology has no moving parts that could otherwise contribute to variations in drug release rates, and it has demonstrated the ability to release semaglutide and exenatide with minimal fluctuations.

Poor gastrointestinal (“GI”) tolerability is a well-documented side effect of the GLP-1 class. GI intolerance issues can present as nausea, vomiting, and/or diarrhea, and they are the most commonly reported side effect for all drugs in the GLP-1 class. In public correspondence with applicants seeking marketing authorization for at least one novel GLP-1 product, the FDA has stated that they believe large fluctuations, such as marked increases, in the dose levels of a GLP-1 drug circulating in a patient's body can lead to increased risk of GI intolerance.

Preliminary market research regarding the potential adoption and market penetration of Vivani's emerging drug implant candidates has been encouraging. For example, during an Open Public Hearing hosted by the FDA on September 28, 2023, a third-party firm, dQ&A Market Research, reported results from a patient preference study testing a product profile similar to NPM-119 and NPM-139 (i.e., a miniature, six-month, subdermal, GLP-1 implant). Of the 324 patients on GLP-1 therapy in that patient preference study, 56% indicated they would be either “Definitely” or “Likely” to get and use a GLP-1 implant if it were approved by the FDA, recommended by their healthcare provider, and covered by insurance.

In an additional example, results from a small, third-party market research study funded by Vivani indicate that the majority of physicians would be highly likely to recommend a product with the NPM-119 target product profile to their type 2 diabetes patients. In this market research study, primary care physicians (n=10) provided an average rating of 8.3 out of 10 in terms of likelihood of recommending a product with NPM-119’s target product profile. Although additional market research will be conducted as Vivani's drug implant candidates progress in development, these early signals regarding product adoption -indicate significant market potential for a highly differentiated GLP-1 implant option. We believe this market research will be generally applicable to semaglutide implants as well.

Our Emerging Portfolio

Although Vivani’s proprietary NanoPortal™ implant technology may potentially be applied to a range of therapeutic molecules and disease areas, our initial focus is on peptide therapeutics for the treatment of patients with metabolic disease. The pipeline table below depicts our current portfolio of four distinct programs targeting obesity and chronic weight management in humans and companion animals, and type 2 diabetes in humans.

Below is a summary description of each pipeline program:

NPM-139: This semaglutide implant candidate is anticipated to enter clinical stage development in mid-2026 for chronic weight management in patients who are obese or overweight. Obesity is a global epidemic affecting over 1 billion adults and children globally. The global prevalence of obesity has more than tripled since 1975. Today, less than 5% of these individuals are medically treated. Obesity affects both the individual and society at large, and the condition is associated with over 200 health complications as well as an increasing proportion of overall healthcare costs.

In both the treatment of obesity and type 2 diabetes, GLP-1 products have challenges associated with medication adherence and persistence which can lead to sub-optimal patient outcomes. As shown in the graph below, results from a large, retrospective cohort study published in the research journal Obesity show improved medication persistence with the newer GLP-1 weight loss products compared to previous products. Despite its massive commercial success, the one-year persistence of patients taking semaglutide was still only 40%. This highlights the potential for further improvement for the 60% of individuals who were no longer taking semaglutide after one year. The potential benefits for a long-term implant like NPM-139 are apparent, considering that body weight has been shown to rebound rapidly if GLP-1 therapy is discontinued.

Persistence and adherence are critical to securing desired long-term health outcomes.

Persistence data comparing obesity therapies suggest room for improvement across the board, including for semaglutide.

Gasoyan et al., Obesity, December 8, 2023

Leveraging the ultra long-acting six-month dosing regimen, we will also explore the potential for NPM-139 to provide maintenance therapy for patients who have previously lost weight on other injectable or oral GLP-1 therapies, including dual or triple agonist products. This potentially differentiated treatment approach, if approved, could provide patients, caregivers and healthcare professionals the convenience of a reversible, miniature, once- or twice-yearly, subdermal GLP-1 implant that is administered during a routine primary care office visit.

Semaglutide based products generated combined 2025 sales of over $34 billion. Total 2025 GLP-1 product sales in the obesity segment were approximately $26 billion. NPM-139 (semaglutide implant) is a highly differentiated, GLP-1 product candidate specifically designed to improve medication tolerability and patient adherence. NPM-139 has recently generated encouraging preclinical weight loss data, and it is anticipated to enter clinical testing in mid-2026. Body weight measurements in semaglutide implant-treated rats were approximately 20% lower than sham implant-treated rats on Day 21, on Day 231, and at time points in between (see figure below). These results are consistent with weight loss associated with semaglutide injections in similar preclinical models.

Semaglutide implant delivered durable weight loss in preclinical model for >7 months

Weight difference versus control group in healthy Sprague-Dawley rats. Percent weight change from baseline for NPM-139 (semaglutide implant) corrected to control (sham implant). 16 animals were treated in the study,

and implants from four animals were removed on each of Day 21, Day 84, and Day 168 for characterization. Values are mean ± SE.

Data for animals in which implants were not removed, and which therefore remained on treatment for the full duration of the study, demonstrated sustained sham-controlled average weight loss of up to 30% for a full year after a single administration of NPM-139, as shown in the graph below.

Weight loss vs. control in Sprague-Dawley Rats.

Percent weight loss from baseline normalized to sham-implant control for a single administration of NPM-139. Values are mean ± SE.

Sham (Control), n=3
NPM-139, n=3 (explanted Day 364)
ΔWeight vs Control (%)
20
10
0
−10
−20
−30
−40
−50
0
28
56
84
112
140
168
196
224
252
280
308
336
364
Time (Days)

We observed that NPM-139 pharmacokinetic data from this study showed non-fluctuating in vivo semaglutide release which dropped, as expected, after implants were removed. We believe that the PK data combined with in vitro chemical and physical stability measurements for durations exceeding one year indicate the potential for once-yearly administration of NPM-139. The data from these initial studies demonstrated the feasibility of pairing semaglutide with NanoPortal implant technology.

We have significantly optimized the pharmacokinetic profile since these initial studies were conducted. Below is a chart with two PK profiles illustrating the progress we have made towards establishing an attractive semaglutide PK profile. NPM-139 Configuration 1 shows a rapid early decline followed by steady levels which decline very gradually thereafter until the implants were removed on day 364 after which, as expected, semaglutide plasma levels precipitously decline. NPM-139 Configuration 2 shows the first 70 days of a configuration incorporating a patent pending modification that eliminated the rapid early decline while, thus far, maintaining a profile that we believe would be associated with positive clinical outcomes if translated to humans.

In vivo pharmacokinetics of semaglutide implants in healthy Sprague-Dawley rats.

*NPM-139 Formulation 1 reflects n=4 for the first 224 days and n=3 thereafter. Values are mean ± SE

Together, these data demonstrate the versatility of the NanoPortal™ technology beyond NPM-115 (exenatide implant) and provide significant encouragement to Vivani management for continued development of each program.

Leveraging these data, Vivani anticipates initiating a Phase 1 clinical study of NPM-139, pending regulatory clearance, in overweight or obese patients (BMI 27-40) who are 18-55 years old and otherwise healthy. The primary objective of this study is to assess the safety and tolerability of NPM-139 and to characterize the product candidate’s pharmacokinetic profile in humans. The study is expected to run for 4 weeks and to include an active comparator arm of patients who will receive weekly semaglutide injections. A schematic for the proposed study is depicted below.

Proposed NPM-139 Phase 1 study design

The Company has also disclosed preliminary details on a proposed Phase 2 study of NPM-139, pending enabling results from the Phase 1 study and regulatory feedback, which could involve a 20-week dose escalation run-in followed by randomization of patients into a 16 or 24 week treatment period that will compare implants designed to deliver several candidate maintenance doses, a sham implant, and an active comparator of 2.4 mg/week Wegovy® injections.

Proposed NPM-139 Phase 2 study design

Based on preliminary discussions with the FDA, Vivani intends to explore the potential use of the 505(b)(2) pathway and believes that a single pivotal trial evaluating a 6-month NPM-139 configuration that is representative of the proposed commercial configuration may be sufficient to support registration in the United States. That said, as NPM-139 development proceeds, we intend to further engage with regulatory authorities on the timing, duration, endpoints, number of enrolled patients and other aspects of trial design for future clinical trials of NPM-139.

NPM-133: This semaglutide implant, currently under development for the treatment of patients with type 2 diabetes, is a differentiated GLP-1 product candidate specifically designed to improve medication adherence and patient tolerability to their medicine. According to the CDC, more than 37 million Americans have diabetes, and 90-95% of those individuals have type 2 diabetes. The total number of people living worldwide with diabetes today is 537 million. This number is projected to rise to 643 million by 2030 and 783 million by 2045. Of the 537 million people with diabetes today, only 15% have good glycemic control. According to the American Diabetes Association (“ADA”), the total cost of diabetes in the U.S. was $413 billion in 2022, including $307 billion for direct medical costs and $106 billion for reduced productivity in premature mortality. Semaglutide-based products generated combined 2025 sales of over $36 billion. Total 2025 GLP-1 product sales in the type 2 diabetes segment were approximately $46 billion. Because the current drug adherence rate for type 2 diabetes is only 40-60% for oral and injectable GLP-1 products, Vivani believes there is significant unmet need for a GLP-1 implant that could address non-adherence.

The Phase 1 study of NPM-139 (semaglutide implant) noted above may also support the NPM-133 program since the study's primary endpoints are related to safety and tolerability rather than efficacy in a specific disease indication.

NPM-115: This exenatide implant candidate is in clinical stage development for chronic weight management in patients who are obese or overweight. Obesity is a global epidemic with over 1 billion adults and children currently living with obesity globally. The global prevalence of obesity has more than tripled since 1975. Today, less than 5% of these people are medically treated. Obesity affects both the individual and society at large. Obesity is associated with over 200 health complications and is associated with an increasing proportion of healthcare costs.

Leveraging the ultra long-acting six-month dosing regimen, the Company will also be exploring the potential for NPM-115 to provide maintenance therapy for patients who have previously lost weight on other injectable or oral GLP-1 therapies, including dual or triple incretin products. This differentiated potential treatment approach could provide patients, caregivers and healthcare professionals the convenience of a miniature, twice-yearly, subdermal GLP-1 implant that could be administered during a routine office visit.

Vivani completed LIBERATE-1, its first-in-human clinical trial for NPM-115, a NanoPortal™-based product candidate designed to deliver an FDA-approved GLP-1 agonist (exenatide), in 2025 and announced top-line data on August 5, 2025. NPM-115 was administered to obese and overweight individuals in this study, which was conducted in Australia. NPM-115 exhibited a positive safety and tolerability profile, and it generated encouraging performance data that met the study’s primary objectives. Participants were titrated on weekly semaglutide injections for 8 weeks (0.25 mg/week for 4 weeks followed by 0.5 mg/week for 4 weeks) before being randomized to receive a single administration of NPM-115 (n=8), weekly exenatide injections (n=8), or weekly semaglutide injections (n=8) for a 9-week treatment duration.

While the Company prioritized its semaglutide implant program, NPM-139, in August, 2025, Vivani continues to believe that higher doses of exenatide, compared to those exenatide doses currently approved to treat type 2 diabetes, can achieve similar weight loss effects as other GLP-1 products. This belief is based on the fact that semaglutide injections to treat type 2 diabetes (Ozempic®) were originally approved at doses up to 1.0 mg/week, while semaglutide injections for chronic weight management (Wegovy®) required higher doses up to 2.4 mg/week to maximize weight loss effects of the same drug substance, semaglutide. In addition, Phase 3 clinical studies of semaglutide for injection have demonstrated greater weight loss with 7.2 mg/week doses compared to the 2.4 mg/week doses and have been submitted for commercial approval to various regulatory agencies, including the FDA, and are currently under review.

Preliminary weight loss data for NPM-115 in preclinical models is encouraging. In a study in high fat diet-induced obese mice, NPM-115 generated weight loss of approximately 20% compared to a sham implant control after a 28-day treatment duration. These results were comparable to weight loss observed in mice treated with semaglutide in the same study. The supratherapeutic doses provided for both NPM-115 (single administration delivering exenatide at ~530 nmol/kg/day), and semaglutide (weekly injections of ~2,700 nmol/kg/week) were selected to maximize the weight-loss potential of both exenatide and semaglutide.

NPM-115 generated weight loss of approximately 20% compared

to a sham implant control after a 28-day treatment duration.

These results were comparable to weight loss observed in

mice treated with semaglutide in the same study.

Three animals in the study had their implants removed at day 14. These animals experienced rapid weight regain, an effect of GLP-1 therapy cessation that has also been observed in humans. These data also demonstrate that the weight loss experienced by the animals in the study which did not have their implants removed was caused by the implant, while also demonstrating the reversibility of NanoPortal™ implants. We believe the reversibility of our ultra long-acting implants may emerge as a key market differentiator since GLP-1 use is not recommended before certain surgeries due to the potential for aspiration risk and for pregnant women as it may harm the fetus. While other infrequent dosage forms are under development, including monthly or quarterly injections as well as gene therapy approaches, NanoPortal implants represent the only immediately reversible option in development.

Sudden GLP-1 withdrawal produces immediate

rebound hunger, leading to rapid weight regain.

Treatment re-initiation after withdrawal or missed

doses can lead to unnecessary GI effects.

Data from another study of NPM-115, shown in the graph below, demonstrated sustained sham-controlled average weight loss of up to 30% for the full duration of the study (~4 months) after a single administration. Weight rebound was observed after implants were removed, as expected, which indicate that the devices delivered active drug for the full duration of the study.

OKV-119: This exenatide implant is under development for the treatment of obesity and diabetes in companion animals, including cats and dogs. In 2017, there were over 90 million pet cats in the U.S. It is estimated that up to 40% of these cats are clinically obese, and 1-4 million cats have diabetes. Americans spent $136.8 billion on their pets in 2022, an increase of 10.68% from 2021. Spending on pets is expected to triple over the next 10 years, with pet health representing the fastest-growing sub-segment of this market. Since cats and dogs can be difficult to medicate, we believe that a small subdermal implant administered by a veterinarian at a routine clinic visit can be a welcome option for many pet owners, particularly those administrating daily insulin injections.

The program is partnered with Okava who is responsible for all clinical development and regulatory activities of OKV-119 and, if approved, ultimate commercialization of this product. In 2022, OKV-119 advanced out of the feasibility stage after having produced data demonstrating adequate exenatide exposure and sustained weight loss in cats over a 12-week study.

Beyond our current pipeline, Vivani intends to apply its extensive experience and proprietary implant technology to develop a pipeline of drug implant candidates that have the potential to address chronic diseases with high unmet medical needs across multiple therapeutic categories and disease areas. For example, GLP-1 agonist semaglutide was approved for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”) in August, 2025. Vivani believes that a miniature long-term drug implant could have the potential to be an attractive treatment option in MASH because we expect medication adherence will be an even bigger problem in an asymptomatic and slowly progressing indication like MASH than it is other, more symptomatic, indications such as obesity and type 2 diabetes.

Our Strategy

Vivani’s mission is to improve patient health span and enable patients to live longer, healthier lives, by revolutionizing the way chronic disease is treated. Vivani develops miniaturized, ultra long-acting drug implant candidates using its proprietary NanoPortal implant technology with the goal of enabling delivery of a broad range of medicines to treat chronic diseases. These products, designed to address poor medication adherence, are anticipated to significantly improve the health of otherwise non-adherent patients and to provide assurance to their family members and health care providers that the medications prescribed to them are taken as intended.

Vivani plans to initially test its implant technology and business model through the clinical and regulatory development of its lead programs, NPM-139 (semaglutide), NPM-133 (semaglutide) and NPM-115 (exenatide). The active drugs, exenatide and semaglutide, are members of the GLP-1 receptor agonist class of drugs. Drug products, including drug substances within this relatively new drug class, have already been successfully developed and marketed for the treatment of both type 2 diabetes and obesity, and GLP-1 products are the category leader in revenue for both the type 2 diabetes and the obesity/chronic weight management drug treatment categories. In addition, semaglutide has received marketing authorization for the treatment of fatty liver disease or MASH. Further studies are exploring these drugs' ability to address various addiction disorders, and other disease areas including osteoarthritis associated with obesity. In 2025, Vivani continued to execute its business strategy as evidenced by:

●	Achieving clinical proof-of-concept of NanoPortal™ technology by successfully completing a Phase 1 clinical study of NPM-115 (exenatide implant) in patients with obesity;
●	Completing the feasibility assessment of NPM-139 (semaglutide implant) for the treatment of obesity and chronic weight management;
●	Rapidly advancing the development of NPM-139 (semaglutide implant) and preparing to initiate a Phase 1 clinical study in mid-2026;
●	Advancing the capabilities and systems at our Alameda, CA, and San Diego, CA, manufacturing facilities to improve manufacturing quality and yields, and to enable the production of clinical trial drug product supplies.
●	Leveraging the Company's proprietary NanoPortal platform technology to expand our emerging portfolio of innovative drug implant candidates to improve the treatment of chronic diseases
●	Maintaining, expanding, and protecting our intellectual property portfolio; and
●	Refining and improving operational, financial, and management information systems and personnel, including personnel to support our planned product development efforts, as well as to support its regulatory responsibilities as a public reporting company.

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

The competition for Vivani will be dependent upon the individual product candidate in development. For Vivani’s lead programs, NPM-139, NPM-133 and NPM-115, the competition could be defined as any drug product/manufacturer approved for use in the treatment of patients with obesity or type 2 diabetes. However, we believe that our more direct competitors are restricted to other GLP-1 receptor agonist and combination products with a GLP-1 receptor agonist component approved or in development for those respective indications. In May 2022, Lilly’s Mounjaro® (tirzepatide) was approved as the first and only combination GIP and GLP-1 receptor agonist for the treatment of adults with type 2 diabetes and in November 2023, Lilly secured approval of a higher dose formulation of tirzepatide injection with the brand name Zepbound® for chronic weight management in adults who are obese or overweight with at least one weight-related condition.  The Wegovy® pill was approved in December 2025 and is indicated with a reduced calorie diet and increased physical activity to reduce the risk of major adverse cardiovascular events and to reduce excess body weight and maintain weight reduction long-term. Manufacturers with approved GLP-1 receptor agonists or dual receptor agonists include Lilly, Novo Nordisk, AstraZeneca, and Sanofi.

The clinical adoption and commercial success of the GLP-1 class has been remarkable and already represents category leadership for obesity, weight management, sleep apnea in individuals with obesity, and type 2 diabetes medications from a revenue perspective. Vivani's product candidates, if approved, would compete in these large established markets. Obesity and overweight is a global epidemic. For example, over 1 billion adults and children currently live with obesity globally. The global prevalence of obesity has more than tripled since 1975. Today, less than 5% of these people are medically treated. Obesity affects both the individual and society at large. Obesity is associated with over 200 health complications and is associated with an increasing proportion of healthcare costs. According to the CDC, more than 37 million Americans have diabetes and 90-95% of those have type 2 diabetes. The total number of people living worldwide with diabetes today is 537 million and is projected to rise to 643 million by 2030 and 783 million by 2045. Of the 537 million people with diabetes today, only 15% have good glycemic control. According to the American Diabetes Association (“ADA”), the total cost of diagnosed diabetes in the U.S. was $327 billion in 2017, including $237 billion for direct medical costs and $90 billion for reduced productivity. In 2025, global sales of GLP-1 receptor agonists products (all indications) were over $72 billion and are projected to reach over $160 billion per year by 2034.

There are over 50 GLP-1 and dual and triple agonists currently in clinical stage development for a wide variety of disorders including, but not limited to, obesity, chronic weight management, chronic sleep apnea associated with obesity, kidney disease, certain neurological disorders, and various addiction disorders. To our knowledge, all of the competing development programs at the clinical stage are oral or injectable options, leaving Vivani's product candidates to compete alone for the segment of these markets that will be best suited for treatment with an ultra long-acting reversible incretin implant. This differentiated route of administration presents opportunities to access untapped segments of the market, transition experienced patients to a longer-acting option, and help patients struggling with adherence to have access to a guaranteed-adherence option. Implants uniquely offer both longer duration and reversibility.

The listing below, while not comprehensive, provides a representative sampling of GLP-1 compounds in clinical-stage development for obesity, chronic weight management, and/or type 2 diabetes, and are considered future potential competitors to Vivani's emerging portfolio of miniature, ultra long-acting GLP-1 drug implant candidates.

●	Altimmune's pemvidutide (ALT 801)
●	Alveus's ALV-100, ALV-200
●	Amgen's MariTide (maridebart cafraglutide, formerly AMG 133)
●	Ascletis Pharma's ASC30
●	AstraZeneca's AZD6234, AZD9550, AZD5004 (formerly ECC5004), SYH2082
●	Biomea’s BMF-650
●	D&D Pharmatech's DD01
●	Fractyl Health's Rejuva (GLP-1 based pancreatic gene therapy)
●	Gan & Lee's bofanglutide (GZR18)
●	Innovent's mazdutide, IBI-3032
●	Lilly's retatrutide, orforglipron
●	Lilly and Chugai's OWL833 (LY 3502970)
●	Lilly and Innovent's mazdutide (LY3305677)
●	Mardigal and CSPC's MGL-2086/SHY2086
●	Merck's efinopeglutide
●	Mindrank's MRANK-001, MRANK-101
●	Novo Nordisk CagriSema
●	OPKO Health's OPK88003
●	Pfizer's MET-097i, MET-224o
●	Roche's CT-388, CT-995; CT-868
●	Structure Therapeutic's GSBR 1290
●	Tern Pharmaceutical's TERN-601
●	Viking Therapuetics' VK 2735
●	Zealand Pharma's dapiglutide
●	Zealand Pharma and Boehringer Ingelheim's survodutide (BI 456906)

NPM-139 and NPM-115

NPM-139 is a miniature, six-month, semaglutide implant candidate in development for the treatment of chronic weight management in individuals with obesity or overweight with one or more co-morbid conditions. NPM-139 has the same GLP-1 active pharmaceutical ingredient as Ozempic® and Wegovy®, and also has the added potential benefit of once-yearly dosing. NPM-115 is an exenatide-based implant candidate also in development for the treatment of chronic weight management in obese and/or overweight patients.

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

A partial listing of GLP-1 monotherapy agonists, dual agonists and triple agonists in various stages of clinical development is provided in the preceding section. We believe NPM-139, our lead drug implant candidate for chronic weight management, has the potential to address at least two important aspects of the GLP-1 category which are associated with the above-mentioned products, namely, poor real-world medication adherence and undesirable gastrointestinal tolerability.

NPM-133

NPM-133, semaglutide implant candidate, is a GLP-1 receptor agonist in development for the treatment of type 2 diabetes. Competition in the GLP-1 class for this indication includes the following:

●	Lilly (Trulicity®/dulaglutide) and (Mounjaro®/ tirzepatide)
●	Novo Nordisk (Victoza®/liraglutide); (Ozempic/semaglutide); and (Rybelsus®/semaglutide)
●	Sanofi (Adlyxin®/lixisenatide)

A partial listing of GLP-1 monotherapy agonists, dual agonists and triple agonists in various stages of clinical development is provided in the preceding section. We believe NPM-133, our lead drug implant candidate for type 2 diabetes, has the potential to address at least two important aspects of the GLP-1 category which are associated with the above-mentioned products, namely, poor real-world medication adherence and potential undesirable gastrointestinal tolerability.

Sales and Marketing

Vivani currently does not have a commercial infrastructure in any geography. As we progress our programs through development, we intend to either partner with a large pharmaceutical company that has already established a commercial infrastructure in the relevant disease areas, or to build a sales and marketing infrastructure that can support the commercialization of each of our product candidates, when we believe a regulatory approval in a particular territory is likely. We intend to conduct market research in connection with designing our commercialization strategy for each of our product candidates. Whichever approach we eventually choose to execute, we will consider a range of options including building a commercial capability internally, leveraging third-party biopharmaceutical commercialization organizations, strategic partnerships, distributors and/or contract sales forces to expand the commercial availability of our product candidates when appropriate.

Our Corporate Information

Vivani (as Nano Precision Medical) was incorporated on December 17, 2009 under the laws of the State of California. Its operations began in 2010. After the successful merger of Second Sight Medical Products and Nano Precision Medical on August 30, 2022, the combined company was renamed Vivani Medical, Inc. Prior to the merger, Nano Precision Medical was a private company.

On July 6, 2023, Vivani changed its state of incorporation from the State of California to the State of Delaware by means of a plan of conversion, effective July 5, 2023.

Vivani’s corporate office is located at 1350 South Loop Road, Alameda, CA 94502; its telephone number is (415) 506-8462; and its website is located at www.vivani.com.

Chemistry, Manufacturing, and Controls

Vivani has developed production processes and quality systems to support the manufacture of clinical materials for its emerging portfolio of miniature, ultra long-acting GLP-1 drug implant candidates. For example, Vivani recently completed LIBERATE-1, a Phase 1 study of an exenatide implant in individuals who have obesity or overweight at two clinical study sites in Australia to support the NPM-115 program.

Vivani has established in-house research, development, and manufacturing capabilities in its corporate headquarters in Alameda, California, U.S. Vivani also leases and operates a small manufacturing facility in San Diego, California, U.S. to support filling operations when needed. Vivani engages with contract manufacturers and analytical laboratories for selected processes when appropriate. In general, Vivani purchases the drug substance from a third-party manufacturer or obtains the drug substance from a potential partner. Vivani intends to conduct all assembly processes in which the drug substance is present, including the associated in-process testing, when producing materials for Phase 1 and Phase 2 clinical trials. Vivani anticipates that all assembly processes in which the drug substance is present, including the associated in-process testing, will be performed either in-house or by contract manufacturers when producing materials for any registration trial or commercial use. Several device components and all raw materials are purchased from outside vendors according to established specifications. The device assembly processes, including the associated in-process testing, and final product testing are anticipated to be performed by Vivani in Alameda, California. The custom applicator, which is intended to facilitate subdermal placement of the implant in patients, has been designed and will be manufactured by a contract manufacturer. Several device components are also purchased from outside vendors according to established specifications.

As our portfolio of drug implant candidates advances, Vivani may also engage additional contract analytical and manufacturing organizations as needed.

Intellectual Property

As of December 31, 2025, Vivani held or controlled 15 issued U.S. patents, 1 allowed but not yet issued patent, 9 pending U.S. patent applications, and 11 patents in various jurisdictions outside the United States. Additionally, Vivani is pursuing 31 corresponding patent applications that are pending in various foreign jurisdictions, and 2 international patent applications. Further advancement of Vivani’s intellectual property portfolio will require the filing of patent applications related to its proprietary manufacturing process and product candidates. Vivani has patents extending into China, Europe, Hong Kong, India, Japan, Republic of Korea, Russian Federation, and the United States of America, as well as trade secrets protecting Vivani’s intellectual property. Vivani’s patent prosecution strategy includes exploration of opportunities to expand its patent life and use cases in order to broaden its existing patent portfolio.

Below is a further description of certain of Vivani’s key issued patents, including the category of protection, expiration date, number of related patents issued in foreign jurisdictions and the product candidates to which each patent relates. Vivani currently holds or controls:

●	Fifteen patents issued in the United States (U.S. Patent Nos. 9,511,212, 9,770,412, 9,814,867, 10,045,943, 10,105,523, 10,479,868, 10,525,248, 10,688,056, 10,792,481, 11,021,576, 11,129,791, 11,191,935, 11,478,430, 11,931,453, and 12,071,516) and 11 patents issued in foreign jurisdictions. The patents are directed to the manufacture and use of a drug delivery system and more specifically, to a titania nanotube membrane and capsule utilizing the proprietary NanoPortal technology platform. The methods include methods of drug delivery and treatment with a composition such as exenatide, methods to implant a drug delivery system, and methods of manufacturing a nanoporous membrane, as well as an implantable drug delivery system, a titania nanotube membrane, and titania nanotubes. These U.S. patents relate to an apparatus to implant a drug delivery system, an implantable drug delivery system comprising exenatide, a titania nanotube membrane, a method of making a titania nanotube membrane, and a method of making titania nanotubes, which are expected to expire in 2034-2038, while patents issued in foreign jurisdictions are expected to expire in 2032-2041;
●	Four of the patents issued in the United States (U.S. Patent Nos. 9,511,212, 10,792,481, 11,129,791 and 11,478,430) are also directed to implantable drug delivery devices. The U.S. patents relate to exenatide and are expected to expire in 2035 and 2037;
●	One of the patents issued in the United States (U.S. Patent Nos. 11,931,453) and 2 of the patents issued in foreign jurisdictions are also directed to the release of exenatide from an implantable device. This U.S. patent is expected to expire in 2037, while the patents issued in foreign jurisdictions are expected to expire in 2041;
●	Five of the patents issued in the United States (U.S. Patent Nos. 9,511,212, 10,105,523, 10,525,248, 10,792,481 and 11,191,935) are also directed to apparatuses and methods for promoting fluid uptake. These U.S. patents relate to an apparatus to implant a drug delivery system and are expected to expire in 2035-2038;
●	Six of the patents issued in the United States (U.S. Patent Nos. 10,479,868, 11,021,576, 10,045,943, 10,688,056, 11,478,430, and 12,071,516) and 5 of the patents issued in a foreign jurisdiction are also directed to formulations. These U.S. and foreign patents relate to an exenatide composition and an implantable drug delivery system comprising exenatide and are expected to expire in 2035-2041;
●	One of the patents issued in the United States (U.S. Patent No. 9,770,412) is also directed to coated nanoporous membranes. This U.S. patent relates to a method of manufacturing a nanoporous membrane and a nanopore membrane, which is expected to expire in 2035;
●	One of the patents issued in the United States (U.S. Patent No. 9,814,867) and 4 of the patents issued in foreign jurisdictions, are also directed to titania nanotube membranes. This U.S. patent relates to a method of making a titania nanotube membrane and is expected to expire in 2034; and
●	Ten pending U.S. applications, 2 international applications, and 31 applications pending in foreign jurisdictions, which are directed to implantable drug delivery devices, methods to control release, drug products, and formulations.

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

In the U.S., the FDA regulates drugs, devices and combination products under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations. These products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s, or another regulatory authority’s, refusal to approve pending applications, withdrawal of an approval, a clinical hold, FDA Form 483s, untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, debarment, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

U.S. Drug Development

Our product candidates are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, we plan to investigate our products through the IND framework and seek approval through the NDA pathway. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

●	completion of extensive preclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent IRB representing each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with an applicable IND and other clinical study related regulations, sometimes referred to as good clinical practices (“GCP”) regulations, to establish the safety and efficacy of the proposed drug for its proposed indication;
●	submission to the FDA of an NDA which, for a combination product like our product candidates, is expected to include information and data regarding the drug delivery device technology;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with the FDA’s current good manufacturing practice requirements (“cGMP”), and, as applicable, the Quality Management System Regulation (“QMSR”);
●	potential FDA inspection of Vivani, the clinical trial sites or other vendors that generated the data in support of the NDA;
●	payment of associated user fees;
●	review by an FDA advisory committee, where appropriate or if applicable;
●	FDA review and approval of the NDA prior to any commercial marketing or sale; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirements to conduct post-approval studies.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP and QMSR requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. In addition, for certain combination products it may be necessary to conduct human factors studies prior to NDA submission to ascertain the usability of the product by patients in real-world settings.

NDA and FDA Review Process

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the product candidate, proposed labeling and other relevant information, are submitted to the FDA as part of an NDA for a new drug, requesting approval to market the product. An NDA for a new drug must contain proof of the drug’s safety and efficacy. The submission of an NDA is subject to the payment of a substantial application user fee, and the sponsor of an approved NDA is also subject to an annual program user fee, although waivers of some fees may be obtained under certain limited circumstances. For example, the agency will waive the application fee for the first human drug application that a small business or its affiliate submits for review.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with QSMRs and cGMPs to assure and preserve the product’s identity, strength, quality and purity. During its review, the FDA will likely re-analyze the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs, and as applicable for drug-device combination products, with QMSR. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In reviewing the NDA for a drug-device combination product, FDA reviewers in the drug center will consult with their counterparts in the device center to ensure that the device component of the combination product meets applicable requirements regarding safety, effectiveness, durability and performance. Under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality Management System Regulations (“QMSRs”) applicable to medical devices. In addition, before approving an NDA, the FDA may inspect certain clinical trial sites and audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process and manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes all the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant and time-consuming requirements related to nonclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data.

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

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternative and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may mitigate the need to conduct certain preclinical or clinical studies of the new product. Typically, 505(b)(2) applicants must perform additional trials to support the change from the previously approved drug and to further demonstrate the new product’s safety and effectiveness. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Pediatric Trials

Under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of data or full or partial waivers.

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

In the U.S., once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that combination products be manufactured in specific approved facilities and in accordance with cGMPs applicable to drugs and devices, including certain QMSR requirements. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance as well organizational and procedural infrastructure, maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. Beginning February 2, 2026, the FDA is enforcing the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which could include the facilities of our subcontractors. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMPs or QMSR requirements, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Discovery of problems with a product after approval may result in recalls or other restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Additionally, manufacturers and other parties involved in the drug supply chain for prescription drug products must comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S.

The FDA also may require post-marketing testing, known as Phase 4 testing, a REMS to assure the safe use of the drug, or surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, FDA Form 483s, untitled or warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development and impact approved products already on the market.

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

Pediatric exclusivity is another type of regulatory exclusivity available in the U.S. Pediatric exclusivity provides for an additional six months of exclusivity, attached to another period of regulatory exclusivity for drugs, or a patent, if a sponsor conducts clinical trials in children that fairly respond to a written request issued by the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Healthcare Laws & Regulations

In the U.S., the research, manufacturing, distribution, sale and promotion of drug products and medical devices are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. For example, sales, marketing, and scientific/educational grant programs must comply with the federal Anti-Kickback Statute, the federal False Claims Act, the privacy regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and similar state laws. Pricing and rebate programs must also comply with the Medicaid Drug Rebate Program requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, provisions of the Inflation Reduction Act of 2022, and the Veterans Health Care Act of 1992, as amended. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. All of these activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Although Vivani would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, Vivani’s future activities relating to the reporting of wholesaler or estimated retail prices for Vivani’s products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state, and third-party reimbursement for Vivani’s products, and the sale and marketing of Vivani’s products, are subject to scrutiny under this law. For example, pharmaceutical companies have been found liable under the federal False Claims Act in connection with their off-label promotion of drugs. Penalties for a federal False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $14,308 and $28,619 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and, although the federal False Claims Act is a civil statute, conduct that results in a federal False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege violations of the federal False Claims Act, Vivani could be subject to substantial penalties, damages, and other sanctions. Notably, certain states have corollaries modeled after the federal False Claims Act.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025 (thereby effectively eliminating the so-called “donut hole”); impose new manufacturer financial liability on certain drugs under Medicare Part D; allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition (described below); require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. The effects of the IRA on our business and the healthcare industry in general is not yet known.

The Medicare Drug Price Negotiation Program, administered by CMS as part of the IRA, may apply to our products if they are selected for negotiation, which could materially reduce the amount of revenue we can generate from our products if they are approved. Prior to the enactment of the One Big Beautiful Bill Act of 2025 (“OBBBA”), orphan drugs were exempt from Medicare price negotiation under the IRA only if they had received a single orphan designation and were approved solely for the corresponding rare disease or condition. The OBBBA amended this exemption to apply more broadly: now, any orphan-designated drug is exempt from price negotiation, regardless of the number of orphan designations it has received, provided the drug’s approved indications are exclusively for those rare diseases. The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our future product candidates or business is unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our potential for revenue and our commercial prospects.

In addition, multiple executive actions in 2025 signal the federal government’s increasing focus on lowering prescription drug prices, adding to the uncertainty surrounding future drug pricing and reimbursement frameworks. For example:

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
●

On November 6, 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN-based framework for manufacturers participating in the Medicaid Drug Rebate Program. While participation is optional, the GENEROUS Model could nonetheless influence manufacturer pricing strategies and the broader drug pricing landscape.

●	On December 19, 2025, CMS released two proposed rules that would introduce most-favored-nation (“MFN”) pricing principles into Medicare drug reimbursement. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting certain spending and eligibility criteria established by CMS. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five-year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals are likely to face legal challenges that could delay or modify their implementation.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

Employee Commuting Pollution Mitigation

To further minimize environmental impact, Vivani provides flexible work arrangements, including hybrid work schedules, which reduce vehicle emissions and Bay Area traffic congestion. The company also offers public transit benefits and on-site charging stations for employees with electric vehicles.

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

Diversity and Inclusion

Vivani embraces diversity as a critical asset for innovation and growth. Today, women comprise between approximately 40% and 50% of our workforce and management roles. Vivani actively fosters an inclusive culture where diverse perspectives drive creativity and excellence.

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

Supplier Oversight and Quality Assurance

Vivani enforces high standards for supplier qualification and quality management. By requiring rigorous compliance with Good Manufacturing Practices (“GMP”), the Quality Management System Regulation (“QMSR”), and related quality measures, the Company ensures product safety and reliability throughout the development lifecycle.

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

On February 1, 2023, Cortigent, our Neurostimulation Division entered into a lease agreement, effective March 1, 2023, to sublease office space at 27200 Tourney Road, Suite 315, Valencia, CA 91355 to be utilized as its headquarters. The sublease expired on April 30, 2025. We also entered into a lease for storage space in the same facility that expired on March 31, 2025. We did not renew the current office lease. However we entered into another lease in the same building for a smaller space. We renewed the lease of the storage unit. These new and renewal leases are short-term leases with immaterial monthly costs.

On October 1, 2025, the Company entered into a long-term sublease agreement for access to a manufacturing facility located at 11404 Sorrento Valley Road, San Diego, CA 92121 that will support, among other activities, GMP with the Company's clinical study test article. The stated term of the sublease commenced on October 1, 2025 and terminates on April 30, 2028. The Company's rental payment is ~$35,000 per month plus operating expenses.

Employees

As of December 31, 2025, we had 36 employees in our Biopharm Division and 6 employees in Cortigent. Of these persons, all are employed in the United States. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success. None of these employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

We are a clinical-stage biopharmaceutical company. In August 2022, we completed a business combination of Second Sight and NPM, to form our current company. Following the business combination, we are focusing primarily on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implant candidates capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. Our pipeline includes our current product candidates NPM-139, NPM-133, NPM-115 and OKV-119. We have partnered with Okava for the development of product candidate OKV-119. We have completed a Phase 1 study of NPM-115, and we plan to initiate Phase 1 clinical trials for NPM-139 and NPM-133 in mid-2026. OKV-119 is in development for use in treating cardiometabolic disorders in dogs and cats. No Vivani drug candidates have been approved for marketing, or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to successfully complete clinical trials or obtain marketing approval for any of our product candidates or otherwise successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We have not generated any revenues to date, and we continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred operating losses in every reporting period since our inception. During the years ended December 31, 2025 and 2024, we reported net losses of $26.6 million and $23.5 million, respectively, and had an accumulated deficit of $148.5 million as of December 31, 2025.

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

The viability of our business depends on our ability to generate revenue from product sales. Vivani’s current pipeline is focused on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implant candidates capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. However, we may never be able to develop or commercialize marketable products from our current pipeline or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is obtained, the accepted price for the product, the acceptance of the product by physicians and patients, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. In addition, if the market size for our product candidates is smaller than estimated, the indication or intended use approved by regulatory authorities is narrower than expected, or the target patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable. Even if we achieve profitability in the future, such profitability may not be sustained in subsequent periods.

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

We may raise capital in the form of equity or debt financing, partnerships, collaborations, licensing, spin-offs or other strategic transactions. If we raise additional capital by issuing equity securities, the ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of its common stock. If we raise funding through debt instruments or facilities, lenders may require us to pledge some or all of our assets as collateral. We may also be required to observe financial, operational and other covenants that constrain our business and operations. If we enter into partnerships, collaborations, licensing or other strategic transactions, we may be required to grant rights to third parties, including rights to develop and market product candidates, that we would otherwise have retained.

Our ability to utilize its net operating loss (“NOL”) carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. Past, current and future ownership changes may limit our ability to utilize remaining tax attributes.

As of December 31, 2025, we had federal and apportioned state NOLs and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

As of December 31, 2025
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	206,727
Total federal NOL carry-forward	$254,080

State NOL carry-forward, begin expiring 2030	$167,590

Federal R&D tax credit carry-forward, begin expiring in 2036	$4,428
State R&D carry-forward, no expiration date	$9,048

Reserve for uncertain income tax positions	Nil

Furthermore, tax losses generated in taxable years ending on or before December 31, 2017 are generally deductible to the extent of the lesser of the Company’s NOL carryover for taxable years ending before January 1, 2018 or 100% of the Company’s taxable income and are available for twenty years from the period the loss was generated. Tax losses generated in taxable years beginning after December 31, 2017 do not expire but may only be utilized to offset 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Changes in tax law may adversely affect our business and financial condition

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to NOLs and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to occur in the future. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability. Future changes in tax law could have a material adverse effect on our business, cash flow, financial condition or results of operations.

Risks Related to Product Development, Clinical Testing and Commercialization

We are dependent on the successful design, development, regulatory approval and commercialization of one or more of our product candidates, there can be no assurance that we may achieve any of these objectives.

We have spent significant time, money and effort on our proprietary NanoPortal implant technology which will require additional design and development to support our emerging portfolio of drug/device combination product candidates, including NPM-115 (high-dose exenatide implant), NPM-139 (semaglutide implant), NPM-133 (semaglutide implant), and OKV-119 (exenatide implant for companion animals). All of our product candidates will require additional design and development, including further enhancements to our NanoPortal technology, clinical trials as well as further preclinical studies to evaluate their safety, tolerability and pharmacokinetics, and to optimize their formulation. Our product candidates may require significant additional design and testing before advancing to pivotal clinical trials that are designed to generate sufficient safety and efficacy data to support a marketing application. Even if we conduct and complete such testing of our product candidates, there can be no assurance that we will obtain marketing approval for one or more of these candidates. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory approvals will be obtained. Our drug development efforts may not lead to commercially viable products for any number of reasons, including because our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities to support marketing approval, or because we have inadequate financial or other resources to advance our product candidates through development and approval processes. If any of our product candidates fail to demonstrate sufficient safety or efficacy data at any time to support their continued development, or we encounter other challenges in the development of our product candidates, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

To receive regulatory approval for our product candidates, adequate and well-controlled clinical trials must be conducted to demonstrate safety and efficacy in humans to the satisfaction of the FDA and comparable foreign regulatory authorities. We are in early stage clinical development for some of our current product candidates and clinical testing of such product candidates may not yield results to support continued development or seeking regulatory approval. The development process is expensive, can take many years and has an uncertain outcome. Failure can occur at any stage of the process. We may experience numerous unforeseen events during, or as a result of, the development process that could delay or prevent development and approval of our product candidates, including the following:

●	we may be unable to initiate or conduct planned clinical trials on our anticipated timelines, including as a result of failing to obtain any clearances necessary to conduct clinical trials or being subject to clinical holds that prevent continuation of such trials;
●	clinical trials may produce negative or inconclusive results;
●	preclinical studies conducted with product candidates during clinical development to, among other things, evaluate their safety, tolerability and pharmacokinetics and optimize their formulation may produce unfavorable results;
●	patient recruitment and enrollment in clinical trials may be slower or more difficult than anticipated;
●	costs of development may be greater than anticipated;
●	our product candidates may cause undesirable side effects that delay or preclude regulatory approval or limit their commercial use or market acceptance, if approved;
●	if one or more product candidates are developed in collaboration with third parties, such parties may not devote sufficient resources to these clinical trials or other preclinical studies of these candidates or conduct them in a timely manner;
●	we may face delays or other challenges associated with the availability and sourcing key raw materials and/or key components; and
●	we may encounter difficulties in developing product candidates related to our proprietary NanoPortal implant technology or difficulties associated with the long-term purity, potency, safety, or stability of our product candidates.

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

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition, and results of operations. For example:

●	our collaborators may terminate any development agreements covering these product candidates;
●	if any development agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;
●	if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization; and
●	we may be subject to product liability or stockholder litigation.

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

We intend to expand our current pipeline of core assets by continuing to advance drug implant candidates from future and ongoing feasibility programs into preclinical and clinical development. However, the process of identifying and developing drug implant candidates is expensive, time-consuming, and unpredictable. Data from our current preclinical programs may not support the clinical development of its lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds that we select for clinical development may not generate sufficient safety and efficacy data that would support advancement into clinical trials or to continue clinical trials that are ongoing. Such findings would potentially impede our ability to maintain or expand our development pipeline. Our ability to identify new drug implant candidates and advance them into preclinical and clinical development also depends upon our ability to fund our research and development operations, and there can be no assurance that additional funding will be available on acceptable terms, or at all.

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

Delays in the commencement or completion of clinical trials could significantly impact our drug development costs and otherwise impair our research and development efforts. We do not know whether planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including, but not limited to, delays related to:

●	obtaining regulatory approval to commence one or more clinical trials;
●	reaching agreement on acceptable terms with prospective third-party contract research organizations and clinical trial sites;
●	obtaining institutional review board approval to conduct one or more clinical trials at a prospective site;
●	recruiting and enrolling eligible patients to participate in one or more clinical trials; and
●	the failure of our collaborators to adequately resource our product candidates.

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

Results of clinical trials or preclinical studies may not be predictive of the results of later-stage clinical trials, and many product candidates fail to achieve regulatory approval despite showing initial promise in early-stage testing.

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

Any of these changes could make the results of our planned clinical trials or other future clinical trials less predictable and could cause our product candidates to perform differently, including causing toxicities, which could delay completion of our clinical trials, delay or prevent approval of our product candidates, and/or jeopardize our ability to commence product sales and generate revenues.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of preliminary or topline data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We may experience delays in the enrollment of patients in our clinical trials, which would adversely affect our ability to initiate, conduct and complete such trials on our anticipated timelines.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. Difficulty or delays in patient recruitment into our trials could result in increased costs, delays in advancing our product development, or termination of the clinical trials altogether. Patient enrollment depends on many factors, including:

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

We may experience difficulty identifying, training and/or certifying an adequate number of healthcare professionals to properly implant and, when appropriate, explant our drug implant candidates, which may impair our ability to conduct our clinical trials.

Our drug implant candidates require properly trained healthcare professionals, which may include doctors, nurse practitioners and nurses, for subdermal placement into patients. These healthcare professionals would also be responsible for removal and replacement of a new drug implant candidate. There can be no assurance that sufficient numbers of trained and/or certified healthcare professionals will be available or that the training or certification requirements will not be more burdensome than anticipated. Both factors could lead to difficulties in conducting our clinical trials and impair our development efforts for our product candidates.

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

Multiple GLP-1 receptor agonist products have been proven effective to reduce cardiovascular morbidity and mortality, including Trulicity® (dulaglutide), Ozempic®/Wegovy® (semaglutide injection), and Victoza® (liraglutide), medical guidelines may recommend preferential use of GLP-1 receptor agonists that have positive cardiovascular morbidity and mortality data in the products approved labeling. Since Bydureon® did not demonstrate a reduction in cardiovascular morbidity and mortality, NPM-115 would not have this claim in the approved product label unless we generate positive cardiovascular outcomes data with NPM-115. The lack of a cardiovascular outcomes benefit in the NPM-115 label may decrease its market potential, if approved.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing, and distribution of our product candidates are subject to extensive regulation by the FDA and other U.S. regulatory agencies or comparable authorities in foreign markets. In the U.S., neither we nor any collaborators are permitted to conduct clinical testing in humans with our product candidates until the appropriate clearance is received under an investigational new drug application (IND) from the FDA or other appropriate authorizations are received from relevant foreign regulatory authorities abroad. In addition, marketing of such product candidates may not occur unless and until approval of a new drug application (NDA) from the FDA or similar approvals by comparable foreign regulatory authorities (such as approval of a marketing authorization application by the EMA and European Commission in the EU) are secured.

The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, with respect to our current pipeline, we have filed only one US IND, one clinical trial authorization request in Australia. Both requests have been granted. No NDAs with the FDA or similar applications with other foreign regulatory agencies have been submitted. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates.

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

Any inability to obtain these approvals would prevent us from commercializing our product candidates. The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

●	a product candidate may not be deemed safe or effective;
●	the FDA could determine that we cannot rely on the Section 505(b)(2) regulatory pathway or other pathways we have selected, as applicable, for our lead product candidate or other product candidates;
●	agency officials of the FDA or comparable foreign regulatory authorities may find the data from non-clinical or preclinical studies, chemistry, manufacturing, and controls, and/or clinical trials generated during development is inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of our product candidate for any indication;
●	the FDA or comparable foreign regulatory authorities may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the U.S., including any findings that the clinical and other benefits of our product candidate outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may determine that we have identified the wrong listed drug or drugs or that approval of our Section 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as our product candidate, as applicable;
●	the FDA or comparable foreign regulatory authorities may not approve in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacture of our product candidates;
●	the FDA or comparable foreign regulatory authorities may audit some or all of our clinical research study sites to determine the integrity of our data and may reject any or all of such data;
●	the FDA or comparable foreign regulatory authorities may approve our lead product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
●	the FDA or comparable foreign regulatory authorities may change its approval policies or adopt new regulations; or
●	may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our lead product candidate.

With respect to our lead program, NPM-139 (semaglutide implant) in development for chronic weight management in obese or overweight individuals, we plan to consult FDA's recent draft guidance document "Obesity and Overweight: Developing Drugs and Biological Products for Weight Reduction" issued in January 2025. In addition, we are preparing briefing materials to gain further clarity from FDA on our proposed NPM-139 development program.

We plan to seek regulatory approval in the U.S. by filing an NDA under Section 505(b)(2) of the FDCA, which is referred to as the 505(b)(2) pathway. The 505(b)(2) pathway allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. For NPM-139 and NPM-133, we intend to rely on certain information from the Wegovy® and Ozempic® applications, respectively. If we are unable to reference data generated for Wegovy® and/or Ozempic®, additional clinical studies, including a cardiovascular outcomes ("CVOT") study, may be required and would add significant additional costs and a significant delay in our efforts to seek and secure marketing approval. Further, if a CVOT study were conducted, there can be no assurance that the study would generate favorable results and support U.S. registration.

Although we have discussed our intention to use the 505(b)(2) regulatory pathway with the FDA, there can be no assurance that this pathway will be acceptable, and there can be no assurance that the FDA will not require additional testing to support seeking approval in the U.S. If the 505(b)(2) regulatory pathway is not available, the costs of development may significantly increase and the projected timeline to approval and launch would be significantly delayed. Early and ongoing dialog with FDA will be critical for the NPM-115 program since the proposed doses for weight loss and chronic weight management may be higher than those doses approved for the currently marketed-exenatide products Bydureon® and/or Bydureon BCise®, for patients with type 2 diabetes.

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

We may utilize the 505(b)(2) pathway for the regulatory approval of NPM-139, NPM-133, NPM-115, and, potentially, other of our product candidates. Final marketing approval of any of our product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We may pursue a regulatory pathway pursuant to Section 505(b)(2) of the FDCA for the approval of NPM-139, NPM-133, NPM-115, and other product candidates, which allows us to rely on existing preclinical and/or clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could refuse to file our NDA submissions, request additional information before accepting our submissions for filing or require additional information to sufficiently demonstrate safety and efficacy to support approval.

Final marketing approval of NPM-139 or any of our other product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

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

In the case of NPM-139, if the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for our product candidates, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. Even if we are allowed to pursue the 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

Notwithstanding the approval of many products by the FDA pursuant to 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2) to allow reliance on the FDA’s prior findings of safety and effectiveness. If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit. Moreover, the FDA adopted an interpretation of the three-year exclusivity provisions whereby a 505(b)(2) application can be blocked by exclusivity even if does not rely on the previously-approved drug that has exclusivity (or any safety or effectiveness information regarding that drug). Under the FDA’s interpretation, the approval of NPM-139 or other of our product candidates may be blocked by exclusivity awarded to a previously-approved drug product that shares certain innovative features with NPM-139 or our other product candidates, even if our 505(b)(2) application does not identify the previously-approved drug product as a listed drug or rely upon any of its safety or efficacy data. Any failure to obtain regulatory approval of our product candidates would significantly limit our ability to generate revenues, and any failure to obtain such approval for all of the indications and labeling claims we deem desirable could reduce our potential revenues.

Even if we are successful in pursuing the 505(b)(2) regulatory pathway for NPM-139, or other of our product candidates, we cannot assure you that we will receive the requisite or timely approval for commercialization of NPM-139 or other of our product candidates. Although the Section 505(b)(2) pathway allows us to rely in part on the FDA’s prior findings of safety or efficacy for approved listed drugs or on published literature for which we do not have a right of reference, the FDA may determine that prior findings by the FDA or the published literature that we believe supports the safety or efficacy of NPM-139 or other of our product candidates is insufficient or not applicable to our application or that additional studies will need to be conducted. To the extent that we are relying on the 505(b)(2) regulatory pathway based on the approval of a listed drug for a similar indication, the FDA may require that we include in the labeling of NPM-139 or another of our product candidates, if approved, some or all of the safety information that is included in the labeling of the approved listed drug. Moreover, even if any of our product candidates are approved via the 505(b)(2) regulatory pathway, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, such as a Risk Evaluation and Mitigation Strategy, or REMS, which is a risk mitigation plan which could include medication guides, physician communication plans, or elements to assure safe use, or ETASU, such as restricted distribution methods, patient registries and other risk minimization tools.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMPs and QMSR requirements, as applicable. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application (“MAA”) on a timely basis and must adhere to good laboratory practices (“GLP”), cGMP regulations, and QMSR regulations enforced by the FDA, the EMA or comparable foreign regulatory authorities through their facilities inspection program. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers that we use, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Even if one or more of our product candidates receive regulatory approval, the FDA or comparable foreign regulatory authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to QMSR regulations, cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the U.S. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, on our company or on any of our collaborators, including requiring withdrawal of the product from the market.

Our product candidates will also be subject to ongoing FDA or comparable foreign regulatory authorities’ requirements, including those related to the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our product candidates that are approved for commercialization. If our product candidates fail to comply with applicable regulatory requirements, or there is later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, a regulatory agency may:

●	issue FDA Form 483s, warning or untitled letters or other notices of possible violations;
●	impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;
●	withdraw any regulatory approvals;
●	impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations;
●	refuse to approve pending applications or supplements to approved applications that we submit;
●	recall our products;
●	refuse to permit the import or export of products; or
●	seize or detain products or require a product recall.

Additionally, under the Food and Drug Omnibus Reform Act of 2022, sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug. Failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict, or regulate post-approval activities and affect our ability to profitably sell any product candidates that obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any of our collaborators, may receive for any approved products. For more information, see the section titled “Business-Government Regulation – Healthcare Reform & the Patient Protection and Affordable Care Act” in this Form 10-K.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Trump administration will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

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

The current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees at various federal agencies, including the FDA. Currently, most federal agencies in the U.S. are funded through September 30, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, layoffs, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, if there are substantial leadership or policy changes, or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

We may be exposed to product liability risks which could place a substantial financial burden on our business.

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, and marketing of medical products and the subsequent sale of these products. In addition, the use in our clinical trials of pharmaceutical and related products and the subsequent sale of these products may cause us to bear a portion of or all product liability risks. If a products liability claim is brought against us, we will be required to expend significant time and resources in defending against such a claim, and such defense may not ultimately be successful. We currently have clinical trial liability insurance coverage in connection with our ongoing SLIM-1 clinical trial supporting our NPM-139 program. There can be no assurance that we will secure clinical trial liability insurance on commercially reasonable terms or at all. As a result, products liability risks could have a material adverse effect on our business, financial condition, and results of operations.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section of titled “Business – Government Regulation – Healthcare Reform & the Patient Protection and Affordable Care Act” in this Form 10-K.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely on third parties for supply of the active pharmaceutical ingredients ("API") in our product candidates, and our other drug components, as well as the device components of our drug-device combination product candidates. Our current strategy is to outsource all manufacturing of our product candidates and products to third parties.

We currently engage, or plan to engage, third-party manufacturers to manufacture our product candidates and related supplies and packaging. There is no guarantee that we can maintain our relationships with these manufacturers and we may incur added costs and delays in identifying and qualifying any replacements for such manufacturers. There is no assurance that we will be able to timely secure further needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could impair our ability to commercialize our product candidates.

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

Third-party manufacturers may not be able to comply with the regulatory requirements, known as cGMP, applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device quality requirements embodied in the QMSR or similar regulatory requirements outside the United States. Our failure, third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA.

We have limited control over the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMPs and QMSRs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not regard these facilities as satisfactory for the manufacture of our product candidates, we may need to find alternative manufacturing facilities, which could cause significant delays in our operating timelines and would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP and QMSR requirements. Any failure to comply with cGMP or QMSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products, if approved.

The FDA and other foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and corresponding foreign regulators also inspect these facilities to confirm compliance with applicable cGMPs and QMSRs. Contract manufacturers may face manufacturing or quality control problems causing drug substance or device component production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP or QMSR requirements. Any failure to comply with cGMP or QMSR requirements or other FDA, EMA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval.

We rely, and expect to continue to rely, on third parties to conduct our preclinical studies and clinical trials and perform other tasks. If these third parties do not successfully perform their contractual duties, meet expected deadlines, or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates on the timelines that we anticipate or at all.

We have relied and intend to continue to rely upon third-party CROs, medical institutions, clinical investigators, and contract laboratories to monitor and manage data for our ongoing research and development efforts. Nevertheless, we remain responsible for ensuring that each of our clinical trials and preclinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our responsibilities. We and our CROs and other vendors are required to comply with cGMP, GCP and GLP, which are a collection of laws and regulations enforced by the FDA, the EMA, and comparable foreign authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of clinical trials, preclinical studies and clinical trial sponsors, principal investigators, preclinical study sites and clinical trial sites, and other contractors. If we or any of our CROs or vendors fails to comply with applicable regulations, the data generated from our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign authorities may require us to perform additional preclinical studies and clinical trials. We cannot guarantee that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced consistent with cGMP regulations and QMSR regulations, as applicable. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the development and regulatory approval processes.

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

Although we do not currently have any products on the market, our operations may be directly, or indirectly through our prescribers, consultants, customers, and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how it researches, markets, sells and distributes its product candidates for which it obtains marketing approval. For more information, see the section titled “Business – Government Regulation – Healthcare Laws & Reimbursement” in this Form 10-K.

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

If we are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, reputational harm, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, and individual imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to Ownership of Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of December 31, 2025, our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned approximately 45.4% of our common stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Vivani resulted from the business combination of Second Sight and NPM, completed in August 2022. Vivani’s main priority is the further development of the Company’s lead programs NPM-139 and NPM-133, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, Vivani’s management team remained committed to identifying and exploring strategic options for the Neurostimulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems to help patients recover critical body functions.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations (collectively, the "Trade Laws") prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by global geopolitical disruptions, including various armed conflicts. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify the lingering impact the COVID-19 pandemic, or the future outbreak of any other highly infectious our contagious diseases, will have on our business operations in the future, which will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and the pandemic. In addition, the short and long-term implications of military conflict, including the Russia’s invasion of Ukraine and/or the Israel-Hamas war, are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine, the subsequent institution of sanctions against Russia by the United States and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransomware attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

We face risks associated with tariffs and other trade restrictions, which may have a material adverse impact on our results of operations and financial condition.

We face risks related to tariffs and other trade protection measures – including those that have been or may be imposed by the United States or other countries – as well as import or export licensing requirements, trade embargoes, sanctions (including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control), and other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade). These risks include protectionist or retaliatory measures that may limit or complicate the sourcing of raw materials, equipment, and other components critical to our research and development activities. For example, in April 2025, the United States imposed “reciprocal” tariffs, which were broad tariffs on imports from virtually all countries, with particularly high tariffs on imports from China. The U.S. Supreme Court invalidated the reciprocal tariffs on February 20, 2026; however, President Trump has stated that he intends to use other authorities to maintain historically elevated tariffs. In response to higher U.S. tariffs, some countries have implemented retaliatory tariffs on U.S. goods, while others have negotiated agreements regarding U.S.-imposed tariffs. Historically, increased tariffs have led to more trade and political tensions and the status of these agreements between the United States and the various countries, in light of the U.S. Supreme Court’s February 20, 2026 decision, is not yet clear.

The United States has imposed significant tariffs on a range of imported goods, including a baseline tariff of 10% and higher rates targeting specific countries. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. While pharmaceutical end-products are currently excluded from certain tariffs, many of the raw materials, active pharmaceutical ingredients (“APIs”), and other components used in the development and production of our product candidates may be subject to such tariffs. In addition, the U.S. Department of Commerce has initiated a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the EU, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.

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

We rely on information technology systems and data processing that we and our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, phone number and potentially clinical trial information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information, health information and other information to host or otherwise process some of our anticipated future clinical data and that of users, develop our products, to operate our business, for clinical trial purposes, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, including future CROs may be vulnerable to a cyber-attack (including supply chain cyber-attacks), malicious intrusion, breakdown, destruction, loss of data privacy, denial-of-service attacks (such as credential stuffing), business email compromises, attacks enhanced or facilitated by artificial intelligence, wrongful intrusions, and data breaches, social engineering (including phishing), ransomware attacks, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), wrongful conduct by insider employees or vendors, employee theft or misuse, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of any lingering effects or impacts from the COVID-19 pandemic, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

While we have not directly experienced any material system failure, accident or cybersecurity incident or breach to date, like others in our industry, we and our vendors have, and may in the future continue to experience, threats and cybersecurity incidents and other attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems. There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate security breaches or improper access to, use of, or inappropriate disclosure of any of this information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cashflow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We may be subject to a range of privacy and data protection laws across jurisdictions, which could present compliance challenges and regulatory risk.

Numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personal information, including health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. Further, these varying interpretations could create complex compliance issues for us and our partners, potentially expose us to additional expense, liability, and penalties, negatively impact our client relationships, and lead to adverse publicity, and all of these risks could adversely affect our business.

At the federal level, HIPAA regulates “protected health information” (or “PHI”) and imposes rigorous privacy and security standards. While we are not a “covered entity” under HIPAA, we may receive PHI from our partners and be bound to protect such PHI in accordance with HIPAA pursuant to our contracts. In addition, we are subject to consumer protection regulation by the U.S. Federal Trade Commission (“FTC”) under its authority pursuant to Section 5 of the FTC Act. The FTC has used such authority to require businesses to adhere to reasonable privacy and security practices, and it has placed particular enforcement emphasis on protecting information relating to consumer health. At the state level, a wide range of privacy and security laws may apply to our business. For example, we may be subject to regulation by the California Consumer Privacy Act (“CCPA”) and similar state consumer privacy laws, which impose transparency and in some instances consent requirements, as well as granting consumers rights to access, correct, and delete their personal information, and opt out of certain uses and disclosures of such information. We may also be subject to state and federal laws imposing data breach notification requirements and other security standards. State laws regulating certain categories of data or activities, such as Washington’s My Health My Data Act, which governs consumer health data, and other state laws regulating biometric data, genetic data, neural data, and electronic eavesdropping may impose similar or more stringent requirements than the CCPA. Some state laws afford consumers a private right of action, and privacy litigation is a growing risk area, particularly in the health sector. Some, but not all, of these laws have carveouts for PHI regulated by HIPAA and health information we collect in the course of clinical trials. However, even the laws that have such carveouts may nonetheless apply to our some of activities, including in our website, marketing, patient recruitment, and engagements with our business partners.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), United Kingdom’s GDPR (“UK GDPR”) (collectively, the “GDPR”), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. We expect that there will continue to be new or amended laws, regulations, standards and obligations proposed and enacted in various foreign jurisdictions. Such laws impose a wide range of requirements on our business, including: (i) providing information to individuals regarding data processing activities; (ii) ensuring a legal basis or condition applies to the processing of personal data and, where applicable, obtaining consent from individuals to whom the data processing relates; (iii) responding to data subject requests; (iv) imposing requirements to notify the competent national data protection authorities and data subjects of personal data breaches; (v) implementing safeguards in connection with the security and confidentiality of the personal data; (vi) accountability requirements; and (vii) taking certain measures when engaging third-party processors. Failure, or even perceived failure, to comply with such requirements may lead to costly investigations, steep administrative penalties, litigation and harm to our reputation. We may also be subject to more damaging remedies, including requirements to delete unlawfully collected data, which could have deleterious effects on our business.

In addition, pursuant to such laws, we may be unable to transfer personal data across international borders in the conduct of our business. In particular, the GDPR and similar laws restrict the transfer of personal data to countries whose privacy laws do not meet similar standards, including the United States, unless a derogation exists or adequate international transfer safeguards are put in place. To date, such laws have permitted transfers to proceed where reasonable safeguards are in place, but such transfers remain the subject to legislative and regulatory debate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. If we are unable to transfer personal data internationally, we could face significant adverse consequences, including by limiting our ability to conduct clinical trial activities outside the U.S., the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.

Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental harms, and other harms may flow from any development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) is now in effect and is expected to undergo amendments, as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

We may not be able to complete the spin-off of Cortigent on the terms anticipated or at all.

On March 21, 2023, Vivani announced a proposed IPO through a Form S-1 registration statement for Cortigent to fund the subsidiary’s operations separately from Vivani’s. On March 12, 2025, the Company announced the proposed spin-off of Cortigent into a fully independent, publicly traded company, and a Form 10 registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on May 29, 2025. Currently, both approaches are being considered to generate an opportunity for Vivani's stockholders to potentially realize value in Cortigent’s assets. In the IPO scenario, Vivani would retain an ownership stake in Cortigent. In the Form 10 spin-off scenario, shares of Cortigent’s common stock would be distributed to the holders of Vivani's common stock. Completion of either the proposed spin off effected through a Form 10 or the proposed IPO effected through a Form S-1 registration statement, will be subject to a number of factors and conditions, and there can be no assurance that the spin-off will be completed as anticipated, or at all. A failure to complete the spin-off could negatively affect the price of the shares of our common stock.

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

The Company expects that prior to completion of the spin-off it will receive an opinion from its U.S. tax counsel that concludes, among other things, that the spin-off of Cortigent and certain related transactions will qualify as tax-free to the Company and its stockholders under Sections 355 and 368 of the U.S. Internal Revenue Code, subject to exceptions. Any such opinion is not binding on the Internal Revenue Service (“IRS”). Accordingly, while the Company believes the risk is low, the IRS may reach conclusions with respect to the Spin-Off that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings from the Company and Cortigent regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such opinion.

If the proposed spin-off ultimately is determined to be taxable, which the Company believes is unlikely, the spin-off could be treated as a taxable dividend to the Company’s stockholders for U.S. federal income tax purposes, and the Company’s stockholders could incur significant U.S. federal income tax liabilities. In addition, the Company would recognize a taxable gain to the extent that the fair market value of Cortigent common stock exceeds the Company’s tax basis in such stock on the date of the spin-off.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity Risk Management.

Overview

We recognize the critical importance of maintaining the safety and security of our information technology systems and data and maintain a cybersecurity risk management program as a part of our overall risk management strategy that is focused on identifying, assessing and managing cybersecurity risks. We engage a Managed Services Provider (“MSP”), with a highly experienced and responsive staff including a virtual Chief Information Officer (“vCIO”), to assist us with the identification, monitoring and management of risks from cybersecurity threats. They assist us with our technology, infrastructure and risk management through the deployment of a number of security controls and tools. We also take steps to limit third-party vendors’ access to our systems, and we are in the process of developing additional vendor risk management procedures.

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

Cybersecurity Risk Management and Strategy

We rely on information technology systems and data processing so that we and our service providers, collaborators, consultants, contractors or partners can operate to collect, process, transmit and store electronic information in our day-to-day operations. Our internal computer systems and data processing along with those of our third-party vendors, consultants, collaborators, contractors or partners may be vulnerable to risks from cybersecurity threats. To help manage these risks, we convene a monthly IT Steering Committee and engage and rely on external experts, including an Information Technology MSP. In 2025, we adopted an IT Business Continuity and Disaster Recovery Plan, and we are currently in the process of developing additional cybersecurity policies and procedures as we continually work to enhance and evolve our program in light of the constantly evolving threats to our environment.

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

Program highlights include:

  Aligning with various government and industry standards such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and others,
  Conducting ongoing security awareness training to keep employees informed of threats and how to spot them,
  Evaluating the cybersecurity policies of third-party vendors and service providers,
  Implementing redundant systems for mission critical operations,
  Developing and implementing Business Continuity/Disaster Recovery plans and procedures, and
  Incorporating robust protective and mitigating security measures

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

Governance Related to Cybersecurity Risks

In addition to the services provided by our MSP, we have also formed an IT Steering Committee, whose members include employees with relevant experience, representatives from our management team and MSP, as well as our vCIO, to review our cybersecurity program initiatives and related program metrics. Our IT Steering Committee provides cybersecurity updates and reports to our Audit Committee at each quarterly meeting or more frequently as needed.

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

On February 1, 2023, Cortigent, our Neurostimulation Division entered into a lease agreement, effective March 1, 2023, to sublease office space at 27200 Tourney Road, Suite 315, Valencia, CA 91355 to be utilized as its headquarters. The sublease expired on April 30, 2025. We also entered into a lease for storage space in the same facility that expired on March 31, 2025. We did not renew the current office lease. However we entered into another lease in the same building for a smaller space. We renewed the lease of the storage unit. These new and renewal leases are short-term leases with immaterial monthly costs.

On October 1, 2025, the Company entered into a long-term sublease agreement for access to a manufacturing facility at 11404 Sorrento Valley Road, San Diego, CA 92121 that will support, among other activities, GMP with the Company's clinical study test article. The stated term of the sublease commenced on October 1, 2025 and terminates on April 30, 2028. The Company's rental payment amounts to $35,000 per month plus operating expenses.

Item 3. Legal Proceedings

One opposition filed by Pixium Vision SA (“Pixium”) in the European Patent Office (the “EPO”) challenged the validity of a European patent owned by Cortigent. The Company elected to not maintain the patent and it was subsequently abandoned by the EPO in February 2025. As a result, this opposition is no longer pending. Although the abandonment may impact our ability to enforce patent protection in Europe with respect to Cortigent’s neurostimulation technology, we do not believe that it will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in the Company’s 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our stockholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgement, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained and converted into euros on the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, since the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. Within two years, Vivani will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

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

Item 4. Mine Safety Disclosures

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Vivani’s common stock par value $0.0001 per share, is traded on the Nasdaq Capital Market under the symbol “VANI.”

Holders

On March 25, 2026 there were approximately 106 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The consolidated results of operations for the years ended December 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part IV, Item 15 of this Form 10-K and in conjunction with the “Risk Factors” included in Part I, Item 1A of this Form 10-K.

Business Overview

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniature, ultra long-acting subdermal drug implant candidates utilizing its proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

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

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to enable patients to maintain continuous and therapeutic drug exposure levels with convenient once or twice yearly administration and the ability to stop receiving therapy at any time, if necessary, by removing the implant. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists which produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implant candidates have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which may translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for a full year after a single administration. We are also developing NPM-133, a miniature, six-month, GLP-1 (semaglutide) implant for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are also developing NPM-115 (exenatide implant) for the treatment of chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant candidate programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, we subsequently contributed our Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), our wholly owned subsidiary, to advance our pioneering neurostimulation technology.

Preclinical and NanoPortal™ Platform Development

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

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 (exenatide) implant, NPM-115, under development for chronic weight management in obese and overweight individuals. The implant produced sham-implant adjusted liver fat reduction of 82% at Week 12 in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide.

On August 5, 2025, Vivani announced positive weight loss data from an ongoing preclinical study of NPM-139, an ultra long-acting subdermal GLP-1 (semaglutide) implant in development for chronic weight management, in rats, which showed approximately 20% sham-controlled weight loss, maintained for longer than 6 months after administration of a single implant. The Company also announced the successful completion of LIBERATE-1, the first-in-human application of Vivani’s NanoPortalTM implant technology, which showed a positive safety and tolerability profile, along with encouraging performance data. Based on the promising preclinical feasibility of the semaglutide implant and the successful completion of LIBERATE-1, Vivani announced its intention to focus our resources and prioritize efforts to accelerate NPM-139 into clinical-stage development.

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (exenatide implant) with the U.S. Food and Drug Administration (the “FDA”) to support the initiation of a first-in-human study of our GLP-1 implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects.

On June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant proposed for development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, ultra long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of NPM-119, its low-dose exenatide implant in patients with type 2 diabetes, to instead evaluate NPM-115, its high dose exenatide implant in obese and overweight individuals.

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

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marked a critical step toward potentially addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant.

On August 5, 2025, Vivani announced plans to support the rapid advancement of NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide implants (NPM-115 and OKV-119), but also for semaglutide implants (NPM-139 and NPM-133) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated approximately 20% sham-controlled weight loss with a single implant, which had been maintained for more than six months at the time of the announcement. These semaglutide data also support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration, Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

On September 4, 2025, Vivani announced plans to initiate a Phase 1 clinical study for the NPM-139 semaglutide implant program in the first half of 2026, pending regulatory clearance, along with high-level details of the anticipated study design. The Company also announced parallel preparations to initiate a Phase 2 clinical study of NPM-139 pending enabling results from the Phase 1 study and regulatory feedback. The Company currently expects the Phase 1 study to initiate in mid-2026.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, our wholly owned subsidiary, to advance our pioneering neurostimulation technology. Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 21, 2023, Vivani announced a proposed initial public offering ("IPO") to be registered on a Form S-1 registration statement for Cortigent to fund its operations separately from Vivani’s.

On August 25, 2023, the Company and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner as Second Sight prior to the formation of Cortigent. Efforts to support a successful IPO of Cortigent were paused in March 2025 and efforts were focused at that time on a potential spin-off transaction with the filing of a Form 10 registration statement. On March 12, 2025, the Company announced the proposed spin-off of Cortigent into a fully independent, publicly traded company, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval. The TFSSA terminated effective December 31, 2024. Vivani continues to pursue a path forward to unlock stockholder value associated with this asset. If Cortigent is spun off through a Form 10 registration statement, the loan payable from Cortigent to Vivani will be forgiven.  A Form 10 registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on May 29, 2025.

On September 17, 2025, Vivani announced that its board of directors had set a record date for the approved spin-off of Cortigent. Vivani's stockholders holding common stock as of that record date would receive common stock in Cortigent. This record date was withdrawn on October 3, 2025, due to delays arising from the shutdown of the U.S. federal government. Thereafter, Cortigent filed amendments to its registration statement on Form S-1 on December 2, 2025 and January 9, 2026. If Cortigent successfully completes an IPO, it will repay to Vivani $1.5 million of transition funding from the proceeds of that offering and issue a five-year promissory note requiring repayment of $2 million at five percent per year upon maturity of the promissory note.

Currently, both a spin-off to be registered on a Form 10 and an IPO to be registered on a Form S-1 registration statement are approaches being considered to transition Cortigent to becoming a separate reporting company that may provide an opportunity for Vivani's stockholders to potentially realize value in Cortigent’s assets. In the IPO scenario, Vivani would retain an ownership stake in Cortigent. In the Form 10 spin-off scenario, shares of Cortigent’s common stock would be distributed to the holders of Vivani's common stock. The strategic goal of either transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

Okava Pharmaceuticals, Inc.

On April 12, 2025, Vivani entered into an amendment to its License and Supply Agreement with Okava which expanded Vivani's ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes, and other cardiometabolic conditions. The amendment added $5M in regulatory milestone payments related to the development of products for the treatment of obesity in dogs.

Liquidity and Capital Resources

Capital Funding

On March 1, 2024, the Company entered into a securities purchase agreement with an institutional investor to purchase 3,947,368 shares of common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate of 3,947,368 shares of common stock, at a purchase price of $3.80 per share and accompanying warrant, in a registered direct offering. The warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance, and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC, which acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million.

On April 22, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of the common stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its common stock in accordance with the Sales Agreement. For additional information, refer to Note 7. Equity Securities of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

        2025 Private Sale Transactions

During 2025, the Company entered into multiple share purchase agreements with an entity affiliated with one of its independent directors and one share purchase agreement with one of its investors (collectively, the “2025 Private Sales Transactions”) pursuant to which the Company agreed to sell shares of its common stock in multiple tranche closings at prices equal to the closing price of the Company’s common stock on Nasdaq on the respective agreement dates, subject to customary adjustments for reverse and forward stock splits, stock dividends, stock combinations, and similar transactions.

On March 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors to sell an aggregate of 7,366,071 shares of common stock in five tranche closings at a price of $1.12 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $8.25 million.

On May 12, 2025, the Company entered into an additional share purchase agreement with an entity affiliated with one of its independent directors to sell an aggregate of 2,912,621 shares of common stock in two tranche closings at a price of $1.03 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $3.0 million.

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors, and with another investor, to sell an aggregate of 7,936,507 shares of common stock in twelve tranche closings at a price of $1.26 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $10.0 million.

During the twelve months ended December 31, 2025, the Company issued 7,480,158 shares of common stock pursuant to the 2025 Private Sales Transactions, generating gross proceeds of $8.6 million. The remaining shares issuable under these agreements are expected to be issued in 2026 upon completion of the applicable tranche closings, with expected gross proceeds of approximately $12.6 million.

2025 Private Placement and Registered Direct Offering

On October 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors for the issuance and sale of an aggregate 3,703,703 shares of the Company’s common stock at a purchase price of $1.62 per share, which represented the last reported sale price of the Company’s common stock on October 24, 2025 (the “2025 Private Placement”). The 2025 Private Placement resulted in gross proceeds of $6.0 million. No warrants, discounts, placement agent fees, or investment banking fees were incurred in connection with the transaction. The shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, in reliance, in part, on representations made by the purchaser.

Concurrent with the 2025 Private Placement, the Company also entered into a placement agency agreement, dated October 26, 2025 (the “Placement Agency Agreement”) with ThinkEquity LLC (the “Agent”) relating to the sale by the Company of 6,000,000 shares of the Company’s common stock in a registered direct offering (the “2025 Registered Direct Offering”). The gross proceeds from the 2025 Registered Direct Offering were approximately $9.7 million, before placement agent fees and other estimated offering expenses. In connection with the Placement Agency Agreement, the Company agreed to pay the Agent a cash fee of 7.0% of the gross proceeds from the sale of the shares. The Company also agreed to reimburse the Agent for legal fees and other reimbursable expenses up to $125,000. Net proceeds, after giving effect to Agent fees and expenses, and after giving effect to other financing costs associated with the transaction, were $8.7 million.

2026 Private Placement and 2026 Registered Direct Offering

On January 25, 2026, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors for the purchase of an aggregate of 1,351,351 shares of common stock of the Company at a purchase price of $1.48 per share, the last reported sale price of the common stock on January 23, 2026. This private placement of common stock resulted in gross proceeds of approximately $2.0 million to the Company. Concurrent with the private placement, the Company also entered into a Placement Agency Agreement with ThinkEquity, LLC relating to the sale by the Company of 1,689,200 shares of the Company’s common stock in a registered direct offering, also at a purchase price of $1.48 per share. The gross proceeds from the Registered Offering were approximately $2.5 million, before placement agent fees and other estimated offering expenses.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the twelve months ended December 31, 2025 and 2024 total grants offsetting against operating expenses were $35,000 and $0.2 million, respectively.

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

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations into mid-2027. Our ability to continue as a going concern is dependent on our ability to raise additional capital, however, there can be no assurances that we will be able to do so.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2025

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will improve the disclosures about a public business entity’s expenses and requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions such as cost of sales, selling, general and administrative, and research and development on the face of the income statement. ASU 2024-03 is effective for the Company or fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual periods. The guidance can be applied on a modified prospective, modified retrospective, or retrospective approach; early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements; it does not attempt to expand or reduce disclosures. ASU 2025-11 also includes a disclosure principle to help entities determine which events since the end of the last annual reporting period are material for disclosure. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, or a retrospective basis for all or any prior periods, and early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on its consolidated financial statements

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted this ASU on a prospective basis effective January 1, 2025. Tax disclosures in Note 11 of the financial statements reflect the impacts of the adoption.

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

●	Research and development expense consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies, as well as facilities costs, which include expenses for rent, maintenance of facilities and depreciation of equipment, offset by grant income received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products.

●	General and administrative expense consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent and other facility related costs. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Years Ended December 31, 2025 and 2024

Research and development expense. Research and development expense during the year ended December 31, 2025 was $18.1 million, compared to $15.7 million during the year ended December 31, 2024. The increase of $2.4 million, or 15%, was primarily attributable to the increase in both the clinical trial related expense and development expense from our Biopharm Division.

General and administrative expense. General and administrative expense during the year ended December 31, 2025 was $9.4 million, compared to $8.9 million during the year ended December 31, 2024. The increase of $0.5 million, or 6%, was primarily attributable to the increase in the professional services from our Neurostimulation Division and our Biopharm Division.

Other income, net. Other income, net during the year ended December 31, 2025 was $0.9 million, compared to $1.2 million during the year ended December 31, 2024. The decrease of $0.3 million was primarily attributable to  lower interest income being earned on deposits from our Biopharm Division and the write off of the accumulated other comprehensive income related to foreign currency translation balance of our Neurostimulation Division’s Switzerland subsidiary effectively closed in 2025, partially offset by an increase R&D rebates earned.

Net loss. The net loss during the year ended December 31, 2025 was $26.6 million, compared to $23.5 million during the year ended December 31, 2024. The increase in net loss of $3.1 million was primarily attributable to the increase in the clinical trial related expense and development expense from our Biopharm Division, the increase in professional services and the decrease in other income from our Neurostimulation Division and our Biopharm Division.

Cash Flows from Operating Activities

During 2025, we used $24.3 million of cash in operating activities, consisting primarily of a net loss of $26.6 million, partially offset by $0.2 million from a net change in operating assets and liabilities, and non-cash items totaling $2.1 million for stock-based compensation, lease expense, and depreciation of property and equipment.

During 2024, we used $20.8 million of cash in operating activities, consisting primarily of a net loss of $23.5 million, partially offset by $0.4 million from a net change in operating assets and liabilities, and non-cash items totaling $0.2 million for stock-based compensation, lease expense, depreciation of property and equipment, fixed assets write-off.

Cash Flows from Investing Activities

Net cash used in investing activities during 2025 and 2024 was $1.2 million and $0.6 million, respectively, for the purchase of equipment.

Cash Flows from Financing Activities

In 2025, financing activities provided $23.3 million of cash primarily attributable to $8.7 million from a registered direct offering with a placement agent and $14.5 million from other securities purchase agreements with one of our independent directors and another investor.

In 2024, financing activities provided $19.1 million of cash primarily attributable to $13.7 million from a securities purchase agreement with an institutional investor and $5.0 million from another securities purchase agreement with one of our independent directors.

Off-Balance Sheet Arrangements

At December 31, 2025, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits (“CDs”). In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2025 and 2024, our cash equivalents consisted money market funds deposited at Merrill Lynch, CDs at JPMorgan Chase bank, and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

In 2025 and 2024, the majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

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

As of December 31, 2025, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls. Our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K in conformity with GAAP.

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

As of December 31, 2025, based on the criteria established in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has completed written documentation of its internal control policies, procedures and controls and has completed its testing of its key controls. Based upon the results of this testing we have concluded that our internal control over financial reporting was effective as of the end of the period covered by this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our fourth quarter of the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b5-1 Trading Plan Disclosure.

No Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements were adopted, modified, or terminated by officers or directors of the Company, nor were there any material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended December 31, 2025.

Item 9C. Disclosure regarding foreign jurisdictions that prevent inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2026 Proxy Statement, which we will file with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers, and compliance with Section 16(a) of the Exchange Act will be included in an amendment to this Form 10-K or in our 2026 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Business Conduct is posted on the investors page of our website at https://investors.vivani.com/investors/corporate-governance/governance-documents. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers. Information that is contained in and can be accessed through our website is not incorporated into, and does not form a part of, this Form 10-K.

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

There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors, during the quarter ended December 31, 2025.

Item 11. Executive Compensation

The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be included in the 2026 Proxy Statement and is incorporated herein by reference (excluding the information required by Item 402(v) of Regulation S-K relating to pay versus performance).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this Form 10-K or in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in an amendment to this Form 10-K or in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in an amendment to this Form 10-K or in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are included in this Annual Report on Form 10-K:

1.	The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this report.

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger by and among Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).
2.2	Waiver of Available Cash Requirement to the Merger Agreement dated June 15, 2022 (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
2.3	Plan of Conversion of Vivani Medical, Inc. (a California corporation) to Vivani Medical, Inc. (a Delaware corporation), dated July 5, 2023 and effective July 5, 2023 (incorporated by reference to Appendix A in the Registrant’s revised definitive proxy statement filed with the SEC on May 1, 2023).
3.1	Certificate of Incorporation of Vivani Medical, Inc., filed with the Secretary of State of Delaware and effective, July 6, 2023 (incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
3.2	Bylaws of Vivani Medical, Inc. (a Delaware Corporation) effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).
4.1	Form of the Registrant’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
4.2	Form of Underwriter’s Warrant (incorporated by reference to Exhibit 4.2 in the Registrant’s Registration Statement on Form S-1, File no. 333-198073, originally filed with the SEC on August 12, 2014, as amended).
4.3	Form of Warrant Agreement and Form of Warrant Certificate (incorporated by reference to Exhibit 4.4 in the Registrant’s Registration Statement on Form S-1, File no. 333-215463, originally filed with the SEC on January 9, 2017, as amended).
4.4	Form of Amendment No. 1 to Warrant Agreement (incorporated by reference to Exhibit 99.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2019).
4.5	Description of Capital Stock (incorporated by reference to Exhibit 4.5 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.15 in the Registrant’s Proxy Statement/Prospectus on Form S-4, (File no. 333-264959), originally filed with the SEC on May 13, 2022).
10.2	Offer Letter by and between Jonathan Adams and Cortigent, Inc., dated March 11, 2023 (incorporated by reference to Exhibit 10.4 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
10.3	Lease Agreement Between 1350 South Loop LLC and the Registrant, dated November 21, 2022 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2022).
10.4	Cost Reimbursement Consortium Research Agreement, by and between Registrant and Doheny Eye Institute, dated as of June 1, 2006 (incorporated by reference to Exhibit 10.12 in the Registrant’s Registration Statement on Form S-1/A (File No. 333-198073) originally filed with the SEC on October 2, 2014, as amended).
10.5	SAFE Agreement, by and between Second Sight Medical Products, Inc. and Nano Precision Medical, Inc., dated February 4, 2022 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2022).
10.6	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2024).
10.7	Open Market Sale AgreementSM by and between the Company and Jefferies LLC, dated April 22, 2024 (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed on April 22, 2024).
10.8	Share Purchase Agreement by and between the Company and Gregg Williams, dated November 8, 2024 (incorporated by reference to Exhibit 10.9 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).
10.9	Share Purchase Agreement by and between the Company and purchaser named therein, dated March 26, 2025 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2025).
10.10	Share Purchase Agreement by and between the Company and purchaser named therein, dated May 12, 2025 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2025).
10.11	Share Purchase Agreement by and between the Company and purchaser named therein, dated August 11, 2025 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2025).
10.12	Share Purchase Agreement by and between the Company and purchaser named therein, dated October 26, 2025 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2025).
10.13	Share Purchase Agreement by and between the Company and purchaser named therein, dated January 25, 2026 (incorporated by reference to Exhibit 10.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2026).
10.14+*	Offer Letter by and between the Company and Anthony Baldor, dated May 27, 2025.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025).

21.1	List of Registrant’s Subsidiaries (incorporated by reference to Exhibit 21.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
23.1*	Consent of BPM LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page to this report).
31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 in the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2024).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herein.
**	This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2026	Vivani Medical, Inc.

/s/ Adam Mendelsohn
Adam Mendelsohn
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

The undersigned officers and directors of Vivani Medical, Inc., each hereby severally constitutes and appoints Adam Mendelsohn and Anthony Baldor as their true and lawful attorney-in-fact and agent, with full power of substitution to sign and execute on behalf of the undersigned any and all amendments to this Annual Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Mendelsohn	Chief Executive Officer and Director	March 26, 2026
Adam Mendelsohn	(Principal Executive Officer)

/s/ Anthony Baldor	Chief Financial Officer	March 26, 2026
Anthony Baldor	(Principal Financial and Accounting Officer)

/s/ Gregg Williams	Chairman of the Board	March 26, 2026
Gregg Williams

/s/ Aaron Mendelsohn	Director	March 26, 2026
Aaron Mendelsohn

/s/ Dean Baker	Director	March 26, 2026
Dean Baker

/s/ Alexandra L. Popoff	Director	March 26, 2026
Alexandra L. Popoff

/s/ Daniel Bradbury	Director	March 26, 2026
Daniel Bradbury

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vivani Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vivani Medical, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Walnut Creek, California

March 26, 2026

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,232	$18,352
R&D tax credit incentive receivable	654	253
Prepaid expenses and other current assets	1,012	1,837
Total current assets	17,898	20,442
Property and equipment, net	2,879	1,693
Operating lease right-of-use assets, net	17,230	17,957
Restricted cash	1,338	1,338
Deposits and other assets	48	131
TOTAL ASSETS	$39,393	$41,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,032	$817
Accrued expenses	1,736	1,803
Litigation accrual	1,675	1,675
Accrued compensation expense	365	343
Lease liability, current portion	1,794	1,348
Total current liabilities	6,602	5,986
Lease liability, noncurrent portion	17,061	17,965
TOTAL LIABILITIES	23,663	23,951
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001 per share; 10,000 shares authorized; none outstanding	—	—
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 76,428 and 59,235 as of December 31, 2025 and 2024, respectively	8	6
Additional paid-in capital	164,225	139,480
Accumulated other comprehensive income	30	48
Accumulated deficit	(148,533)	(121,924)
TOTAL STOCKHOLDERS' EQUITY	15,730	17,610
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,393	$41,561

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development, net of grants	$18,126	$15,745
General and administrative, net of grants	9,430	8,932
Total operating expenses	27,556	24,677
Loss from operations	(27,556)	(24,677)
Other income, net	947	1,191
Net loss	$(26,609)	$(23,486)
Net loss per common share - basic and diluted	$(0.43)	$(0.43)
Weighted average shares outstanding - basic and diluted	62,389	54,981

See accompanying notes to consolidated financial statements.

F-4

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(26,609)	$(23,486)
Other comprehensive loss:
Foreign currency translation adjustments	(18)	(92)
Comprehensive loss	$(26,627)	$(23,578)

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	51,031	$5	$119,054	$140	$(98,438)	$20,761
Issuance of common stock and warrants in connection with securities purchase agreement, net of issuance costs $1,300	3,947	—	13,687	—	—	13,687
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $344	288	1	159	—	—	160
Issuance of common stock in connection with private purchase, net of issuance costs of $30	3,969	—	4,970	—	—	4,970
Stock-based compensation expense	—	—	1,610	—	—	1,610
Foreign currency translation adjustments	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	(23,486)	(23,486)
Balance, December 31, 2024	59,235	$6	$139,480	$48	$(121,924)	$17,610

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $37	9	—	(28)	—	—	(28)
Issuance of common stock in connection with 2025 Private Sales Transactions, net of issuance costs of $57	7,480	1	8,542	—	—	8,543
Issuance of common stock in connection with 2025 Registered Direct Offering, net of issuance costs of $972	6,000	1	8,747	—	—	8,748
Issuance of common stock in connection with 2025 Private Placement	3,704	—	6,000	—	—	6,000
Stock-based compensation expense	—	—	1,484	—	—	1,484
Reclassification of foreign currency translation adjustments	—	—	—	(117)	—	(117)
Foreign currency translation adjustments	—	—	—	99	—	99
Net loss	—	—	—	—	(26,609)	(26,609)
Balance, December 31, 2025	76,428	$8	$164,225	$30	$(148,533)	$15,730

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,609)	$(23,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	424	400
Stock-based compensation	1,484	1,610
Reclassification of foreign currency translation adjustments	(117)	—
Equipment write-off and loss on equipment disposal	—	60
Non-cash lease expense	269	276
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	(401)	(253)
Prepaid expenses and other assets	908	491
Accounts payable	(222)	248
Accrued compensation expenses	22	(53)
Accrued expenses	(78)	(79)
Net cash used in operating activities	(24,320)	(20,786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,173)	(556)
Net cash used in investing activities	(1,173)	(556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants in connection with Securities Purchase Agreement, net of issuance costs $1,300	—	13,687
Proceeds from issuance of common stock in connection with the Sales Agreement, net of issuance costs	(28)	160
Proceeds from issuance of common stock in connection with director private securities purchase agreement, net of issuance costs	—	4,970
Proceeds from issuance of common stock in connection with 2025 Private Sales Transaction, net of issuance costs $57	8,543	—
Proceeds from issuance of common stock in connection with 2025 Registered Direct Offering, net of issuance costs $972	8,748	—
Proceeds from issuance of common stock in connection with 2025 Private Placement, net of issuance costs $0	6,000	—
Gross proceeds from insurance premium loan	355	426
Principal payment for insurance premium loan	(344)	(189)
Net cash provided by financing activities	23,274	19,054
Effect of exchange rate changes on cash and cash equivalents	99	(14)

Net (decrease) in cash, cash equivalents and restricted cash	(2,120)	(2,302)
Cash, cash equivalents and restricted cash balance at beginning of year	19,690	21,992
Cash, cash equivalents and restricted cash balance at end of year	$17,570	$19,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$—	$2
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Establishment of operating right-of-use assets through operating lease obligations	$839	$—
Purchase of property and equipment in accrued expenses	$437	$—

See accompanying notes to consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical stage biopharmaceutical company which develops miniature, ultra long-acting subdermal drug implant candidates utilizing its proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

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

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to enable patients to maintain continuous and therapeutic drug exposure levels with convenient once or twice yearly administration and the ability to stop receiving therapy at any time, if necessary, by removing the implant. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists which produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implant candidates have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which may translate into better health outcomes for patients in the real-world setting. Vivani's lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for a full year after a single administration. We are also developing NPM-133, a miniature, six-month, GLP-1 (semaglutide) implant for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are also developing NPM-115 (exenatide implant) for the treatment of chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant candidate programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, we subsequently contributed our Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), our wholly owned subsidiary to advance our pioneering neurostimulation technology.

Preclinical and NanoPortal™ Platform Development

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

On September 4, 2024, Vivani announced positive preclinical liver fat results with its miniature, ultra long-acting GLP-1 (exenatide) implant, NPM-115, under development for chronic weight management in obese and overweight individuals. The implant produced sham-implant adjusted liver fat reduction of 82% at Week 12 in an obese mouse model from a single administration with expected twice-yearly dosing. These liver fat data are consistent with published results from similar investigations with semaglutide.

On August 5, 2025, Vivani announced positive weight loss data from an ongoing preclinical study of NPM-139, an ultra long-acting subdermal GLP-1 (semaglutide) implant in development for chronic weight management, in rats, which showed approximately 20% sham-controlled weight loss, maintained for longer than 6 months after administration of a single implant. The Company also announced the successful completion of LIBERATE-1, the first-in-human application of Vivani’s NanoPortalTM implant technology, which showed a positive safety and tolerability profile, along with encouraging performance data. Based on the promising preclinical feasibility of the semaglutide implant and the successful completion of LIBERATE-1, Vivani announced its intention to focus our resources and prioritize efforts to accelerate NPM-139 into clinical-stage development.

Clinical Development

On July 14, 2023, we filed an Investigational New Drug Application (“IND”) for NPM-119 (exenatide implant) with the U.S. Food and Drug Administration (the “FDA”) to support the initiation of a first-in-human study of our GLP-1 implant in patients with type 2 diabetes. On August 18, 2023, FDA provided written notification that the study was on full clinical hold, primarily due to insufficient Chemistry, Manufacturing, and Controls (“CMC”) information to assess the risk to human subjects.

On June 13, 2024, Vivani announced that the FDA cleared the IND and lifted the clinical hold for NPM-119, the Company's miniature, six-month GLP-1 implant proposed for development for the treatment of patients with type 2 diabetes.

On July 11, 2024, the Company provided an update of the clinical development plans for NPM-115, the clinical program associated with the miniature, ultra long-acting GLP-1 (high-dose exenatide) implant for chronic weight management in obese and overweight individuals. The Company redesigned the first-in-human study, LIBERATE-1™, initially intended to explore the safety, tolerability and pharmacokinetics of NPM-119, its low-dose exenatide implant in patients with type 2 diabetes, to instead evaluate NPM-115, its high dose exenatide implant in obese and overweight individuals.

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

On March 13, 2025, the Company announced the successful administration of its first GLP-1 (exenatide) implant in the LIBERATE-1 clinical trial. This milestone marked a critical step toward potentially addressing one of healthcare’s most pressing challenges: medication adherence in metabolic diseases including chronic weight management and type 2 diabetes. The Company also announced full enrollment in the LIBERATE-1 study, which was achieved in just four weeks after enrollment of the first subject, signaling early potential interest for this six-month, subdermal GLP-1 implant.

On August 5, 2025, Vivani announced plans to support the rapid advancement of NPM-139, a novel semaglutide implant, based on promising results from the LIBERATE-1 clinical study and additional positive data from a preclinical study with a semaglutide implant. LIBERATE-1, the first-in-human application of Vivani's proprietary NanoPortal implant technology, demonstrated a positive safety and tolerability profile and encouraging performance data, thus meeting the study's primary objectives. This study provided information on the GLP-1 exposure levels obtained with an exenatide configuration, thereby paving the road for future clinical development of the technology, not only for exenatide implants (NPM-115 and OKV-119), but also for semaglutide implants (NPM-139 and NPM-133) and other applications of NanoPortal technology that the Company may pursue in the future. Vivani also announced new NPM-139 (semaglutide implant) preclinical feasibility data that demonstrated approximately 20% sham-adjusted weight loss with a single implant, which had been maintained for more than six months at the time of the announcement. These semaglutide data also support the potential for a semaglutide implant with annual dosing. Based on the LIBERATE-1 data supporting the clinical application of the NanoPortal platform technology, and the preclinical weight loss data with a semaglutide implant configuration, Vivani announced plans to prioritize advancement of NPM-139, with clinical development expected to begin in 2026.

On September 4, 2025, Vivani announced plans to initiate a Phase 1 clinical study for the NPM-139 semaglutide implant program in the first half of 2026, pending regulatory clearance, along with high-level details of the anticipated study design. The Company also announced parallel preparations to initiate a Phase 2 clinical study of NPM-139 pending enabling results from the Phase 1 study and regulatory feedback. The Company currently expects the Phase 1 study to initiate in mid-2026.

Cortigent, Inc.

In December 2022, we contributed our neurostimulation assets and certain liabilities from legacy company Second Sight to Cortigent, our wholly owned subsidiary, to advance our pioneering neurostimulation technology. Cortigent had 5,000,000 shares of common stock outstanding, all owned by Vivani. On March 21, 2023, Vivani announced a proposed initial public offering ("IPO") to be registered on a Form S-1 registration statement for Cortigent to fund its operations separately from Vivani’s.

On August 25, 2023, the Company and Cortigent entered into an Amendment No. 1 (the “Amendment”) to the Transition Funding, Support and Services Agreement dated March 19, 2023 (the “TFSSA”). Pursuant to the TFSSA, Vivani agreed to advance funds and provide or cause to be provided to Cortigent the services and funding intended to cover salaries and related costs, rent and other overhead in order to permit Cortigent to operate in substantially the same manner as Second Sight prior to the formation of Cortigent. Efforts to support a successful IPO of Cortigent were paused in March 2025 and efforts were focused at that time on a potential spin-off transaction with the filing of a Form 10 registration statement. On March 12, 2025, the Company announced the proposed spin-off of Cortigent into a fully independent, publicly traded company, subject to the satisfaction of certain conditions, including, among others, final approval of Vivani’s board of directors, receipt of a favorable opinion that the transaction will qualify for non-recognition of gain or loss as a result of receipt of Cortigent shares for U.S. Federal Income Tax purposes, and SEC and Nasdaq approval. The TFSSA terminated effective December 31, 2024. Vivani continues to pursue a path forward to unlock stockholder value associated with this asset. If Cortigent is spun off through a Form 10 registration statement, the loan payable from Cortigent to Vivani will be forgiven.  A Form 10 registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on May 29, 2025.

On September 17, 2025, Vivani announced that its board of directors had set a record date for the approved spin-off of Cortigent. Vivani's stockholders holding common stock as of that record date would receive common stock in Cortigent. This record date was withdrawn on October 3, 2025, due to delays arising from the shutdown of the U.S. federal government. Thereafter, Cortigent filed amendments to its registration statement on Form S-1 on December 2, 2025 and January 9, 2026. If Cortigent successfully completes an IPO, it will repay to Vivani $1.5 million of transition funding from the proceeds of that offering and issue a five-year promissory note requiring repayment of $2 million at five percent per year upon maturity of the promissory note.

Currently, both a spin-off to be registered on a Form 10 and an IPO to be registered on a Form S-1 registration statement are approaches being considered to transition Cortigent to becoming a separate reporting company that may provide an opportunity for Vivani's stockholders to potentially realize value in Cortigent’s assets. In the IPO scenario, Vivani would retain an ownership stake in Cortigent. In the Form 10 spin-off scenario, shares of Cortigent’s common stock would be distributed to the holders of Vivani's common stock. The strategic goal of either transaction is to create two focused companies dedicated to driving current and future value in their respective therapeutic areas of expertise.

 Okava Pharmaceuticals, Inc.

On April 12, 2025, Vivani entered into an amendment to its License and Supply Agreement with Okava which expanded Vivani's ongoing collaboration to include dogs in the development of OKV-119, a long-acting GLP-1 therapy for weight management, type 2 diabetes, and other cardiometabolic conditions. The amendment added $5M in regulatory milestone payments related to the development of products for the treatment of obesity in dogs.

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

To support our future operations, the Company entered into three private equity purchase agreements in March 2025, May 2025 and August 2025. These agreements will bring an additional $12.6 million of committed capital into the Company between December 31, 2025 and July 15, 2026. Additionally, on January 25, 2026, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors for the purchase of an aggregate of 1,351,351 shares of common stock of the Company at a purchase price of $1.48 per share, the last reported sale price of the common stock on January 23, 2026. This private placement of common stock resulted in gross proceeds of approximately $2.0 million to the Company. Concurrent with the private placement, the Company also entered into a Placement Agency Agreement with ThinkEquity, LLC relating to the sale by the Company of 1,689,200 shares of the Company’s common stock in a registered direct offering, also at a purchase price of $1.48 per share. The gross proceeds from the Registered Offering were approximately $2.5 million, before placement agent fees and other estimated offering expenses. For additional information, refer to Note 15 Subsequent Event.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value, and cash equivalents are carried at fair value. We generally invest funds that are in excess of current needs in high credit quality instruments such as money market funds. As of December 31, 2025 and 2024 restricted cash of $1.3 million and $1.3 million, respectively, relates to a letter of credit as a condition of our facilities lease guarantee requirements and is classified as long-term restricted cash on the consolidated balance sheets.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheets and any resulting gains or losses are reflected in the consolidated statements of operations in the period realized. Maintenance and repairs are charged to operations as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets:

Lab equipment	5	– 7 years
Computer hardware and software	3	– 7 years
Furniture, fixtures and equipment	5	– 10 years

We review our property and equipment for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Depreciation of property and equipment amounted to $0.4 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

Leases

Leases are accounted for under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). Under ASC 842, the Company determines if an arrangement contains a lease at inception. Right of use assets (“ROU assets”) represent the right to use an underlying asset for the lease term while lease liabilities represent the obligation to make lease payments for the lease term. Leases are then classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations and comprehensive loss. All leases greater than 12 months result in the recognition of a ROU asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, the applicable incremental borrowing rate is estimated. The incremental borrowing rate is estimated using the currency denomination of the lease, the contractual lease term and the Company’s applicable borrowing rate. To determine the incremental borrowing rate, reference is made to interest rates that would be available to finance assets similar to the assets under lease in their related geographical location. The Company does not have finance leases.

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

Research and Development

Research and development costs are charged to operations in the period incurred and amounted to $18.1 million and $15.7 million, net of grant income, for the years ended December 31, 2025 and 2024, respectively.

Patent Costs

Due to the uncertainty associated with the successful development of one or more commercially viable products based on our research efforts and any related patent applications, all patent costs, including patent-related legal, filing fees and other costs, including internally generated costs, are expensed as incurred. Patent costs were $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

NIH Grant

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred.

During the year ended December 31, 2025, grants offset against operating expenses were $35,000, all of which were offset against research and developments. During the year ended December 31, 2024, grants offset against operating expenses were $0.2 million, all of which were offset against research and development expenses.

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

We also maintain cash at a bank in Switzerland and a bank in Australia. Accounts at said bank are insured up to an amount specified by the deposit insurance agency of their respective countries.

Foreign Operations

The accompanying consolidated financial statements as of December 31, 2025 and 2024 include assets amounting to approximately $0 and $26,000, respectively, relating to our operations in Switzerland. In the fourth quarter of 2023, Vivani Medical Australia Pty Ltd., a wholly owned subsidiary in Australia was established to support studies of our product candidates. The accompanying consolidated financial statements as of December 31, 2025 and 2024 include assets amounting to approximately $700,000 and $446,000, respectively, relating to our operations in Australia. Unanticipated events in foreign countries could disrupt our operations and impair the value of these assets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Shares-Based Payments. The Company’s stock-based awards consist of stock options and restricted stock units granted to employees and directors. Stock-based compensation cost is measured at the grant-date fair value of the award and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the award for equity awards with service conditions, and derived service period for equity awards with market and service conditions. The Company accounts for forfeitures as they occur.

The fair value of stock option awards with service conditions is estimated using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model are as follows:

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

The fair value and derived service period of equity awards with market and service conditions are estimated on the grant date using a Monte Carlo simulation model. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected term, expected dividend yield, and expected volatility.

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

Comprehensive loss is reported on the face of the financial statements. For the year ended December 31, 2025 and 2024, comprehensive loss is the total of net loss and other comprehensive income, which consists entirely of foreign currency translation adjustments. During the year ended December 31, 2025, the Company recorded a $0.1 million reclassification from accumulated other comprehensive income to net loss related to the liquidation of its wholly owned Swiss subsidiary. The reclassification represents the release of cumulative foreign currency translation adjustments in accordance with ASC 830, Foreign Currency Matters and is included within other income, net in the condensed consolidated statements of operations. There were no material reclassifications from other comprehensive loss to net loss during the year ended December 31, 2024.

Foreign Currency Translation and Transaction Gains and Losses

The financial statements and transactions of the subsidiary’s operations are reported in the local (functional) currency of Swiss francs (CHF) and of Australian dollars (AUD) and translated into U.S. dollars in accordance with U.S. GAAP. Assets and liabilities of those operations are translated at exchange rates in effect at the balance sheet date. The resulting gains and losses from translating foreign currency financial statements are recorded as other comprehensive income. Revenues and expenses are translated at the average exchange rate for the reporting period. Foreign currency transaction gains (losses) resulting from exchange rate fluctuations on transactions denominated in a currency other than the foreign operations’ functional currencies are included in other income, net in the consolidated statements of operations.

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

Net Loss per Share

We compute earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share. Basic EPS is calculated as net income (loss) available to common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, calculated using the treasury stock or if‑converted methods, as applicable.

For periods in which we incurred a net loss, basic and diluted net loss per common share are the same, as the inclusion of potential common shares would be anti‑dilutive. Accordingly, outstanding securities that could potentially dilute EPS, including warrants, stock options, and restricted stock units were excluded from the calculation of diluted EPS for the periods presented. As of December 31, 2025 and 2024, the anti‑dilutive securities excluded from diluted EPS are summarized below (in thousands).

	December 31,
	2025	2024
Shares underlying warrants outstanding	7,619	9,340
Shares underlying stock options outstanding	8,366	6,809
Shares underlying restricted stock units outstanding	800	695
Total	16,785	16,844

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2025

In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU No. 2024-03”), which will improve the disclosures about a public business entity’s expenses and requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions such as cost of sales, selling, general and administrative, and research and development on the face of the income statement. ASU 2024-03 is effective for the Company or fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements and continues to evaluate disclosure presentation alternatives.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual periods. The guidance can be applied on a modified prospective, modified retrospective, or retrospective approach; early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements; it does not attempt to expand or reduce disclosures. ASU 2025-11 also includes a disclosure principle to help entities determine which events since the end of the last annual reporting period are material for disclosure. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, or a retrospective basis for all or any prior periods, and early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on its consolidated financial statements

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted this ASU on a prospective basis effective January 1, 2025. Tax disclosures in Note 11 of the financial statements reflect the impacts of the adoption.

3. Fair Value Measurements

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on our consolidated balance sheet, and are valued using Level 1 inputs. As of December 31, 2025 and 2024, the Company did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. No transfers between Level 1 and Level 2 or transfers in or out of Level 3 occurred during the twelve months ended December 31, 2025 and 2024.

The following table presents certificates of deposit and money market funds at their level within the fair value hierarchy as of December 31, 2025 and 2024 (in thousands).

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Money market funds	$15,423	$15,423	$—	$—
Total	$15,423	$15,423	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents
Certificates of deposit	$9,996	$9,996	$—	$—
Money market funds	7,441	7,441	—	—
Total	$17,437	$17,437	$—	$—

4. Insurance Premium Financing

       In September 2025, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $355,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $39,000 through May 2026. There was an outstanding balance of $249,000 as of December 31, 2025.

       In September 2024, we entered into a finance agreement with First Insurance Funding in order to fund a portion of our insurance premiums for our professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company is required to make nine monthly payments of approximately $47,000 through May 2025. There was an outstanding balance of approximately $237,000 as of December 31, 2024, included in accrued expenses. The amount has been fully repaid as of December 31, 2025.

5. Selected Balance Sheet Detail

Property and equipment, net of accumulated depreciation

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Property and equipment at cost:
Equipment	$4,161	$3,937
Furniture and fixtures	380	367
Computer software	30	30
Construction in progress	1,362	—
Total property and equipment	5,933	4,334
Accumulated depreciation	(3,054)	(2,641)
Property and equipment, net	$2,879	$1,693

Contract Liabilities

Contract liabilities amounted to $335,000 and $335,000 as of December 31, 2025 and 2024, respectively, and are included in accrued expenses on the balance sheet.

6. Grants

We received an award for $1.6 million grant (with the intent to fund $6.4 million over five years subject to annual review and approval) from the National Institutes of Health (“NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis” that commenced in January 2018. The final year of the grant ended in March 2024, however the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. The NIH grant funds ongoing and planned clinical activities and are being used to conduct and support clinical testing of six subjects implanted with the Orion™ Cortical Visual Prosthesis (“Orion”), submit and obtain Investigational Device Exemption approval from the U.S. Food and Drug Administration (“FDA”). During the year ended December 31, 2025, $35,000 of grants were offset against research and development, and $0 were offset against general and administrative expenses. During the year ended December 31, 2024, $0.2 million of grants were offset against research and development expenses, and $0 were offset against general and administrative expenses. As of December 31, 2025, we expect $0 will be available to offset future operating expenses.

7. Equity Securities

We are authorized to issue 300,000,000 shares of common stock with 76,427,764 issued as of December 31, 2025. In addition, we are authorized to issue 10,000,000 shares of preferred stock with none issued.

Securities Purchase Agreement

On March 1, 2024, the Company entered into a securities purchase agreement with an institutional investor to purchase 3,947,368 shares of common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate of 3,947,368 shares of common stock, at a purchase price of $3.80 per share and accompanying warrant, in a registered direct offering. The warrants have an exercise price of $3.80 per share, are exercisable immediately upon issuance, and will expire three years following the date of issuance. Simultaneously, the Company also entered into a placement agency agreement with Maxim Group LLC, which acted as the sole placement agent for the Offering. The gross proceeds of $15.0 million from the Offering, before paying the placement agent fees and other offering costs, were received on March 5, 2024. In connection with the Securities Purchase Agreement, the Company paid issuance costs of $1.3 million, resulting in net proceeds of $13.7 million.

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

During the twelve months ended December 31, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 as part of the Sales Agreement with Jefferies. The Company paid expenses of $37,000, resulting in negative net proceeds of $28,000. During the twelve months ended December 31, 2024, the Company issued 287,970 shares of common stock for gross proceeds of $504,000 pursuant to the Sales Agreement. The Company paid expenses of $344,000, resulting in net proceeds of $160,000.

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

2025 Private Sale Transactions

During 2025, the Company entered into multiple share purchase agreements with an entity affiliated with one of its independent directors and one share purchase agreement with one of its investors (collectively, the “2025 Private Sales Transactions”) pursuant to which the Company agreed to sell shares of its common stock in multiple tranche closings at prices equal to the closing price of the Company’s common stock on Nasdaq on the respective agreement dates, subject to customary adjustments for reverse and forward stock splits, stock dividends, stock combinations, and similar transactions.

On March 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors to sell an aggregate of 7,366,071 shares of common stock in five tranche closings at a price of $1.12 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $8.25 million.

On May 12, 2025, the Company entered into an additional share purchase agreement with an entity affiliated with one of its independent directors to sell an aggregate of 2,912,621 shares of common stock in two tranche closings at a price of $1.03 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $3.0 million.

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors, and with another investor, to sell an aggregate of  7,936,507 shares of common stock in twelve tranche closings at a price of $1.26 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $10.0 million.

During the twelve months ended December 31, 2025, the Company issued 7,480,158 shares of common stock pursuant to the 2025 Private Sales Transactions, generating gross proceeds of $8.6 million. The remaining shares issuable under these agreements are expected to be issued in 2026 upon completion of the applicable tranche closings, with expected gross proceeds of approximately $12.6 million.

2025 Private Placement and 2025 Registered Direct Offering

On October 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors for the issuance and sale of an aggregate 3,703,703 shares of the Company’s common stock at a purchase price of $1.62 per share, which represented the last reported sale price of the Company’s common stock on October 24, 2025 (the “2025 Private Placement”). The 2025 Private Placement resulted in gross proceeds of $6.0 million. No warrants, discounts, placement agent fees, or investment banking fees were incurred in connection with the transaction. The shares were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, in reliance, in part, on representations made by the purchaser.

Concurrent with the 2025 Private Placement, the Company also entered into a placement agency agreement, dated October 26, 2025 (the “Placement Agency Agreement”) with ThinkEquity LLC (the “Agent”) relating to the sale by the Company of 6,000,000 shares of the Company’s common stock in a registered direct offering (the “2025 Registered Direct Offering”). The gross proceeds from the 2025 Registered Direct Offering were approximately $9.7 million, before placement agent fees and other estimated offering expenses. In connection with the Placement Agency Agreement, the Company agreed to pay the Agent a cash fee of 7.0% of the gross proceeds from the sale of the shares. The Company also agreed to reimburse the Agent for legal fees and other reimbursable expenses up to $125,000. Net proceeds, after giving effect to Agent fees and expenses, and after giving effect to other financing costs associated with the transaction, were $8.7 million.

8. Warrants

NPM, prior to the Merger with Second Sight, issued common stock and warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table below and generally expire 5 years from the date of issuance at $3.15 per share exercise price, split adjusted, are transferable into one share of common stock and may be exercised on a cashless basis. The remaining warrants outstanding that were issued at $3.15 per unit prior to the merger with Second Sight will expire in 2026, if not exercised sooner.

In connection with the Securities Purchase Agreement entered on March 1, 2024, the Company issued Warrants to purchase 3,947,368 shares of common stock at an exercise price of $3.80 per share. These Warrants are exercisable immediately upon issuance and will expire three years following the date of issuance. The Warrants are exercisable for cash at an exercise price of $3.80 per share and, if exercised in full, could result in aggregate proceeds to the Company of approximately $15.0 million. In the absence of an effective registration statement covering the issuance of the shares underlying the Warrants, the Warrants may be exercised on a cashless basis in accordance with their terms.

The warrants outstanding as of December 31, 2025 have no intrinsic value.

A summary of warrant activity for the year ended December 31, 2025 and 2024 is presented below (in thousands, except per share and contractual life data).

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual
	Shares	Per Share	Life (in Years)
Warrants outstanding as of December 31, 2023	9,733	$11.60	1.4
Issued	3,947	$3.80
Exercised	—	$—
Forfeited or expired	(4,340)	$22.10
Warrants outstanding as of December 31, 2024	9,340	$3.42	1.6
Issued	—	$—
Exercised	—	$—
Forfeited or expired	(1,721)	$3.15
Warrants outstanding as of December 31, 2025	7,619	$3.49	0.9
Warrants exercisable as of December 31, 2025	7,619	$3.49	0.9

9. Employee Benefit Plans

We have a 401(k) Savings Retirement Plan (the “401(k) Plan”) that covers substantially all full-time employees who meet the 401(k) Plan’s eligibility requirements and provides for an employee elective contribution. The 401(k) Plan provides for employer matching contributions. Employer contributions are discretionary and determined annually by the Board of Directors. During the years ended December 31, 2025 and 2024, employer contributions to the 401(k) Plan totaled $0.2 million and $0.2 million, respectively.

10. Stock-Based Compensation

Equity Incentive Plans

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the Plan. As of December 31, 2025 503,839 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding at December 31, 2023	6,091	$2.60	6.96
Granted	1,093	$1.57
Exercised	—	$—
Forfeited or expired	(375)	$1.19
Options outstanding at December 31, 2024	6,809	$2.52	6.55
Granted	1,881	$1.14
Exercised	—	$—
Forfeited or expired	(324)	$1.78
Options outstanding, vested and expected to vest as of December 31, 2025	8,366	$2.23	6.09
Options exercisable as of December 31, 2025	5,830	$2.65	4.95

The estimated aggregate intrinsic value of stock options exercisable as of December 31, 2025 was $0.4 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	695	$1.25
Granted	293	$0.87
Vested and released	—	$—
Forfeited and canceled	(188)	$1.07
Outstanding as of December 31, 2025	800	$1.15

During the years ended December 31, 2025 and 2024, the Company granted 292,500 and 292,500 RSUs, respectively, subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the statements of operations (in thousands).

	Year Ended December 31,
	2025	2024
Research and development	$833	$1,001
General and administrative	651	609
Total stock-based compensation expense	$1,484	$1,610

As of December 31, 2025, there was $2.0 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.5 years. As of December 31, 2025, there was $0.2 million of total unrecognized compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 1.4 years.

Fair Value Assumptions

Stock Options (Service Vesting)

The weighted-average grant-date fair value of options granted during the year ended December 31, 2025 and 2024 were $0.92 and $1.26, respectively. The assumptions used in the Black-Scholes model for stock options are as follows:

	2025	2024
Risk-free interest rate	3.81% to 4.39%	3.79% – 5.53%
Expected dividend yield	—%	—%
Expected volatility	100%	100%
Expected term	5.25-6.08 years	5.04-6.08 years

Restricted Stock Units (RSUs)

The assumptions used to estimate the fair value of the performance-based restricted stock units granted during the years ended December 31, 2025 and 2024 and valued using a Monte Carlo simulation were as follows:

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

Additionally, the Company considered the two-year vesting period following achievement of the performance condition. Accordingly, the Company’s common stock value was simulated over a six-year period to capture iterations through which the performance condition was satisfied on the Performance Period End Date. The analysis involved projecting the Company’s common stock value starting with its current common stock value. The forecasted stock price was based on the Geometric Brownian motion (“GBM”), and the Monte Carlo simulation generated random variables using the GBM to forecast our stock price on a daily basis over the specified period assuming 252 trading days per year. The Monte Carlo simulation for the PSO utilized the following assumptions:

●

Beginning Stock Price.  As of the Valuation Date, the Company is a publicly traded company with an observable share price. Therefore, the publicly traded share price as of the Valuation Date was utilized as the beginning stock value.

●

Drift Rate. In determining the value of the instrument in the risk-neutral framework, risk free rates were estimated based on the applicable treasury rate for the projection period. For each simulation, the term of the risk-free rate was based on the term from the Valuation Date through the latest date on which the award could vest (i.e., two years following the Performance Period End Date). Please note that, for the purposes of calculating the service period associated with the Subject Interest, the Company's cost of equity was utilized as the drift rate.

●	Volatility. The total equity volatility (standard deviation) was based on a total equity volatility analysis.
●	Period. The period was measured as the number of years from the Valuation Date through the latest date on which the award could vest.
●	Dividends. The Company has not historically paid dividends nor do we expect to pay dividends going forward. As such, no dividends were considered in the analysis.

2. Consideration of the Performance-Vesting Schedule. As previously discussed, the Company's publicly traded common share price must equal or exceed the Stock Price Hurdle amount of $3.15 over a three-consecutive-trading-day rolling period on or before the Performance Period End Date. If such performance condition is achieved, one-third of the award shall vest on the Hurdle Achievement Date, one-third of the award shall vest one year following the Hurdle Achievement Date, and one-third of the award shall vest two years following the Hurdle Achievement Date.

3. Performance-Based RSU Value Conclusion.  The proceeds from the vesting of common shares were then discounted to the Valuation Date using the applicable risk-free rate, which is consistent with the assumption utilized to project stock prices in the Monte Carlo simulation. For the purposes of calculating the weighted service period associated with the Subject Interest, a separate simulation was performed using the Company’s cost of equity as the drift rate. The service period was then determined based on the median Hurdle Achievement Date.

11. Income Taxes

Due to the net losses in 2025 and 2024, the provision for income taxes consists only of minimum California franchise taxes presented in general and administrative expenses.

The loss from operations before income tax for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Pre-Tax Loss
Domestic	$(24,910)	$(22,450)
Foreign	(1,699)	(1,037)
Total	$(26,609)	$(23,487)

The components of the income tax provision as for the year ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Income Tax Provision
Federal	$—	$—
Foreign	—	—
State	—	2

Total	$—	$2

On July 4, 2025, the 2025 budget reconciliation bill, officially known as the One Big Beautiful Bill Act of 2025 (the “Act”), was enacted into law. The Act includes a broad range of tax reforms such as deductions for domestic research and development expenditures and federal bonus depreciation. The Company has evaluated the provisions of the Act and determined that, because it maintains a full valuation allowance against its deferred tax assets, the Act does not have a material impact on the Company’s condensed consolidated financial statements or effective tax rate.

The components of deferred income assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred Tax:
Accruals and reserves	$493	$523
Capitalized R&E §174	—	6,722
Lease ROU	455	379
Stock compensation	2,407	1,992
Net operating loss	65,351	52,588
R&D credit	9,261	9,459
Gross deferred tax assets	77,967	71,663

Investment in subsidiary	(1,924)	(1,924)
Accumulated depreciation and amortization	(216)	(158)
Gross deferred tax liabilities	(2,140)	(2,082)

Valuation Allowance	(75,827)	(69,581)

Total Deferred Tax Assets, Net	$—	$—

Change in Valuation Allowance for the Year Ended	$6,246	$8,702

The reconciliation of income tax computed at the expected U.S. federal statutory tax rate of 21% to income tax expense (benefit) and the corresponding rate from operations consist of the following (in thousands) for the year ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025		2024

Pre-tax loss	$(26,609)		$(23,487)

Federal tax (benefit) at statutory rate	$(5,588)	21.0%	$(4,932)	21.0%
State tax (benefit), net of federal tax benefit *	—	—%	2	—%
R&D tax credit from current year	384	(1.4)%	(1,911)	8.1%
Non Deductible Items	12	(0.1)%	14	(0.1)%
Foreign Tax Effects **	357	(1.3)%	218	(0.9)%
Changes in unrecognized tax benefits	—	—%	—	—%
Other	(4)	—%	(42)	0.2%
Change in valuation allowance	4,839	(18.2)%	6,653	(28.3)%
Total provision for income taxes	$—	—%	2	—%

* State taxes in California comprised the majority (greater than 50 percent) of the tax effect in this category
** Foreign tax in Switzerland comprised the majority (greater than 50 percent) of the tax effect in this category

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2025 and 2024, a full valuation allowance has been recorded because deferred tax assets have been assessed to be less than “more likely than not” to be realized.

As of December 31, 2025, we had federal and apportioned state net operating loss (“NOL”) and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

December 31, 2025
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	206,727
Total federal NOL carry-forward	$254,080

State NOL carry-forward, begin expiring 2030	$167,590

Federal R&D tax credit carry-forward, begin expiring in 2036	$4,428
State R&D carry-forward, no expiration date	$9,048
Reserve for uncertain income tax positions	Nil

As of December 31, 2025, the Company has Federal and California research and development credit carryforwards of $4.4 million and $9.0 million, respectively. The Federal research and development credit carryforwards will expire beginning in 2036 if not utilized. The California research and development credits have no expiration date.

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

To the extent that each of the tax filers continue to generate taxable losses, unused losses will carry-forward to offset future taxable income, if any, until these unused losses expire. However, the tax filers may be unable to use these losses to offset taxable income before our unused losses expire at various dates that range from 2030 through 2037 for federal net operating losses ("NOLs") generated before 2018. Federal net operating losses generated for year 2018 and forward do not expire. State net operating losses expire from 2030 through 2042. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carry-forwards to offset its post-change taxable income may be limited. Limitations may also apply to the utilization of other pre-change tax attributes as a result of an ownership change.

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

The Company has the following activity relating to unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$2,364	$1,692
Increases based on tax positions related to the current year	299	648
Increases based on tax positions related to prior years	(348)	24
Reductions based on tax positions related to prior years	—	—
Balance at end of year	$2,315	$2,364

As of December 31, 2025, the Company had $2.3 million of unrecognized tax benefits which are comprised of federal of $0.9 million and California of $1.4 million. The Company’s unrecognized gross tax benefits would not reduce its annual effective tax rate if recognized because the Company has recorded a full valuation allowance on deferred tax assets. The Company does not foresee any material changes to its gross unrecognized tax benefit within the next 12 months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize any accrued interest and penalties related to gross unrecognized tax benefits related to the year ended December 31, 2025 and 2024. All years are open for examination by federal and state authorities. The Company currently has no federal or state tax examinations in progress.

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

We file income tax returns in the U.S. federal jurisdiction and various states and are subject to income tax examinations by federal tax authorities for tax years ended 2017 and later and by state authorities for tax years ended 2016 and later. We currently are not under examination by any tax authority. Our policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2025 and 2024, we have no accrued interest or penalties related to uncertain tax positions. Second Sight Switzerland, our foreign subsidiary, has not had any taxable income in the prior and current years.

12. Right-of-use Assets and Operating Lease Liabilities

The Company leases certain office, laboratory, research and development space for our use. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Operating lease cost for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statements of operations and comprehensive loss. The lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of the  leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and 4 months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the ROU asset and lease liability since it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani will be responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is included in long-term assets on the balance sheet as of December 31, 2025 and 2024.

On February 1, 2023, the Company entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space at 27200 Tourney Road, Valencia, California 91355. The sublease had a term of two years and two months. The sublease expired on April 30, 2025. The Company also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month.The lease expired on March 31, 2025. The Company did not renew the current office lease. However, the Company entered into another lease in the same building for a smaller space at a cost of $1,700 per month for six months. The lease of the storage unit was renewed. These new and renewal leases are short-term leases with immaterial monthly costs.

On July 3, 2024, the Company entered into a short-term sublease agreement for access to manufacturing facility which terminated on June 30, 2025.

On October 1, 2025, the Company entered into a long-term sublease agreement for access to a manufacturing facility that will support, among other activities, Good Manufacturing Practices (GMP) with the Company's clinical study test article. The stated term of the sublease commenced on October 1, 2025 and terminates on April 30, 2028. The Company's rental payment amounts to $35,000 per month plus operating expenses.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

		December 31,
	Balance Sheet Classification	2025	2024
Assets
Non-current assets	Right-of-use assets	$17,230	$17,957
Liabilities
Current	Current operating lease liabilities	$1,794	$1,348
Long-term	Long-term operating lease liabilities	$17,061	$17,965

Operating lease cost was $3.2 million and $3.3 million during 2025 and 2024, respectively. Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.6 million and $0.4 million during 2025 and 2024, respectively. Short-term sublease costs were $205,000 during 2025.

The following table summarizes a maturity analysis of our lease liabilities showing the aggregate lease payments as of December 31, 2025 (in thousands except weighted average data):

Year Ending December 31,
2026	$3,298
2027	3,395
2028	3,207
2029	3,156
2030	3,251
Thereafter	9,453
Total lease payments	25,760
Less imputed interest	(6,905)
Total lease liabilities	$18,855

Weighted average remaining lease term	7.49 years

Other information related to leases are as follows (in thousands):

	Year ended December 31,
	2025	2024
Cash paid for operating lease liabilities	$2,934	$3,070
Weighted average discount rate	8.32%	8.40%

13. Commitments and Contingencies

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require it to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, the Company was required to collect follow-up data from subjects enrolled in our pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, the Company conducted three post-market studies to comply with U.S. FDA, French, and European post-market surveillance regulations and requirements and are conducting an early feasibility clinical study of Orion. The Company has contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed for the year ended December 31, 2025 and 2024 were $35,000 and $17,000, respectively.

 Litigation, Claims and Assessments

One opposition filed by Pixium Vision SA (“Pixium”) was pending in the European Patent Office challenging the validity of a European patent owned by Cortigent. The Company decided to allow the patent to be abandoned by the EPO, which occurred in February 2025. As a result, this opposition is no longer pending. While this abandonment could impact our ability to protect Cortigent’s neurostimulation technology in Europe related to this patent, the Company does not believe that it will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

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

During the year ended December 31, 2025, the Biopharm Division and Neurostimulation Division incurred operating expenses of $24.9 million and $2.6 million, respectively. During the year ended December 31, 2025, net loss for the Biopharm Division was $24.1 million and for the Neurostimulation Division was $2.5 million.

As of December 31, 2025, total assets for the Biopharm Division and the Neurostimulation Division were $38.9 million and $0.5 million, respectively.

The following table provides information related to our operating segments based upon the Company's net loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025			2024
	Biopharm	Neurostimulation		Biopharm	Neurostimulation
	Division	Division	Total	Division	Division	Total
Operating expenses:
Personnel and related expenses	$10,275	$1,139	$11,414	$10,053	$1,752	$11,805
Office space rental related expenses	4,213	319	4,532	3,999	—	3,999
Development expenses	4,329	—	4,329	2,765	294	3,059
Professional services and insurance	4,911	836	5,747	4,600	—	4,600
Depreciation	411	13	424	378	30	408
Other general and administrative expenses	785	325	1,110	806	—	806
Other (income) expense, net	(821)	(126)	(947)	(1,347)	156	(1,191)
Segment net loss	$24,103	$2,506	$26,609	$21,254	$2,232	$23,486

15. Subsequent Event

The Company evaluated subsequent events for recognition and disclosure through the date the financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

Private Sale Transaction and Registered Direct Offering

On January 25, 2026, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors for the purchase of an aggregate of 1,351,351 shares of common stock of the Company at a purchase price of $1.48 per share, the last reported sale price of the common stock on January 23, 2026. This private placement of common stock resulted in gross proceeds of approximately $2.0 million to the Company. Concurrent with the private placement, the Company also entered into a Placement Agency Agreement with ThinkEquity, LLC relating to the sale by the Company of 1,689,200 shares of the Company’s common stock in a registered direct offering, also at a purchase price of $1.48 per share. The gross proceeds from the Registered Offering were approximately $2.5 million, before placement agent fees and other estimated offering expenses.

