Form 10-Q
period 2026-03-31
Vivani Medical, Inc.
filed 2026-05-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

(415) 506-8462

Registrant’s telephone number, including area code

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

As of May 12, 2026, the registrant had 86,235,104 shares of common stock, par value $0.0001 per share outstanding.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these identifying words. These forward-looking statements include, but are not limited to, statements about:

•         our anticipated operating and financial performance, business plans, and prospects;

•         expectations for our products, including anticipated regulatory submissions, study completion, approvals, clinical trial results and other developing data that become available, potential market size, and potential reimbursement pathways;

•         the timing and likelihood of, and our ability to obtain and maintain, regulatory clearance of our Investigational New Drug (“IND”) applications for and regulatory approval of our product candidates;

•         our ability to successfully scale manufacturing operations in a manner that enables us to complete our clinical trials and if our product candidates are approved, to meet commercial demand;

•         our ability to create and maintain a pipeline of product candidates;

•         our ability to advance any product candidate into, and successfully complete clinical trials;

•         our ability to initiate and successfully maintain operations of our subsidiary in Australia, including with respect to studies of our products and product candidates;

•         the initiation, timing, design, progress and results of our clinical trials, and our research and development program;

•         the anticipated receipt of proceeds from our tranched financings, including our ability to meet closing conditions at each closing;

•         the success of the business, including future capital expenditures, expenses, synergies, economic performance, indebtedness, financial condition, losses, future prospects, and business strategies for the management, expansion and growth of the company’s operations, and other conditions to the successful synergies of the business combination;

•         the effect of unfavorable macroeconomic factors resulting from global economic conditions or geopolitical developments, including fluctuating interest rates and inflation and capital market disruptions, changes in governmental agencies, government shutdowns, international tariffs, trade protection measures, public health crises, economic sanctions and potential economic slowdowns or recessions, or similar events that could impact our business;

•         the impact of laws and regulations in the United States and foreign countries on various aspects of our operations, including our regulatory and clinical strategy; and

•         other risks and uncertainties, including those listed under the caption “Risk Factors.”

Any forward-looking statements in this Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties, assumptions and other factors described under the “Risk Factors” section and elsewhere in this Form 10-Q, that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

This Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this Form 10-Q. These risks include, but are not limited to, the following:

•         We are a clinical-stage company with a limited operating history, and have no products approved for commercial sale.

•         We are dependent on the successful design, development, regulatory approval and commercialization of one or more product candidates; there can be no assurance we will achieve any of these objectives.

•         Final marketing approval of NPM-139, NPM-133, NPM-115 or any of our other product candidates by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

•         We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

•         Clinical development involves a lengthy and expensive process with uncertain outcomes. We may incur additional costs and experience delays in developing our product candidates, and our clinical development efforts may not yield favorable results.

•         The commercial success of our product candidates, if approved, depends upon their market acceptance among physicians, patients, healthcare payors, and the medical community.

•         We are subject to a multitude of complex manufacturing challenges and risks, including reliance on third parties, any of which could substantially increase its costs and limit supply of our product candidates.

•         We may not be able to adequately protect our proprietary or licensed technology.

•         We may infringe the intellectual property rights of others, which may prevent or delay our development efforts and prevent us from commercializing or increase the costs of commercializing our product candidates, if approved.

•         We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,749	$16,232
Receivables	12	-
R&D tax credit incentive receivable	685	654
Prepaid expenses and other current assets	1,102	1,012
Total current assets	21,548	17,898
Property and equipment, net	2,752	2,879
Operating lease right-of-use assets, net	16,616	17,230
Restricted cash	1,338	1,338
Deposits and other assets	99	48
TOTAL ASSETS	$42,353	$39,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,465	$1,032
Accrued expenses	1,504	1,736
Litigation accrual	1,675	1,675
Accrued compensation expense	349	365
Lease liability, current portion	1,782	1,794
Total current liabilities	6,775	6,602
Lease liability, noncurrent portion	16,493	17,061
TOTAL LIABILITIES	23,268	23,663
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 84,648 and 76,428 at March 31, 2026 and December 31, 2025, respectively	8	8
Additional paid-in capital	174,358	164,225
Accumulated other comprehensive income	32	30
Accumulated deficit	(155,313)	(148,533)
TOTAL STOCKHOLDERS' EQUITY	19,085	15,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,353	$39,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development, net of grants	$4,390	$4,217
General and administrative, net of grants	2,427	2,340
Total operating expenses, net	6,817	6,557
Loss from operations	(6,817)	(6,557)
Other income, net	37	255
Net loss	$(6,780)	$(6,302)
Net loss per common share - basic and diluted	$(0.08)	$(0.11)
Weighted average common shares outstanding - basic and diluted	81,269	59,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6,780)	$(6,302)
Other comprehensive loss
Foreign currency translation adjustments	2	(6)
Comprehensive loss	$(6,778)	$(6,308)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with at-the-market offering, net of issuance costs	9	-	(28)	-	-	(28)
Stock-based compensation expense	-	-	350	-	-	350
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(6,302)	(6,302)
Balance, March 31, 2025	59,244	$6	$139,802	$42	$(128,226)	$11,624

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2026	76,428	$8	$164,225	$30	$(148,533)	$15,730
Issuance of common stock to related party in connection with 2025 Private Sales Transactions	5,179	-	5,650	-	-	5,650
Issuance of common stock in connection with 2026 Registered Direct Offering, net of issuance costs	1,689	-	2,174	-	-	2,174
Issuance of common stock to related party in connection with 2026 Private Placement, net of issuance costs	1,351	-	1,997	-	-	1,997
Stock-based compensation expense	-	-	312	-	-	312
Foreign currency translation adjustments	-	-	-	2	-	2
Net loss	-	-	-	-	(6,780)	(6,780)
Balance, March 31, 2026	84,648	$8	$174,358	$32	$(155,313)	$19,085

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,780)	$(6,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130	102
Stock-based compensation	312	350
Non-cash lease expense	34	61
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	(43)	78
Prepaid expenses and other assets	(141)	168
Accounts payable	433	175
Accrued compensation expenses	(16)	7
Accrued expenses	(125)	198
Net cash used in operating activities	(6,196)	(5,163)
Cash flows from investing activities:
Purchases of property and equipment	(3)	(5)
Net cash used in investing activities	(3)	(5)
Cash flows from financing activities:
Issuance of common stock to related party in connection with 2025 Private Sales Transactions	5,650	-
Issuance of common stock in connection with 2026 Registered Direct Offering, net of issuance costs	2,174	-
Issuance of common stock to related party in connection with 2026 Private Placement, net of issuance costs	1,997
Payments on insurance premium loan	(107)	(142)
Net issuance costs in connection with the Sales Agreement	-	(28)
Net cash provided by (used in) financing activities	9,714	(170)
Effect of exchange rate changes on cash and cash equivalents	2	(6)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,517	(5,344)
Cash, cash equivalents and restricted cash balance at beginning of period	17,570	19,690
Cash, cash equivalents and restricted cash balance at end of period	$21,087	$14,346

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$2
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$-	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani” or the “Company” or similar terms) is a clinical stage biopharmaceutical company that develops miniature, ultra long-acting subdermal drug implant candidates utilizing its proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant candidate programs. In parallel, Vivani’s management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, Vivani subsequently contributed its Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), its wholly owned subsidiary to advance its pioneering neurostimulation technology.

Liquidity and Capital Resources

From inception, our operations have been funded primarily through the sales of our common stock and warrants.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and which assume timely execution for certain of management’s plans including the transition of Cortigent to becoming a separate reporting company by the end of the second or third quarter of 2026. We are subject to the risks and uncertainties associated with a business that does not generate revenue and that is developing novel medical devices, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

To support our operations, the Company entered into three equity purchase agreements in March 2025, May 2025 and August 2025 to bring an additional $18.6 million of capital resources into the Company through 12 tranched closings between September 30, 2025 and July 15, 2026. The remaining shares issuable under these agreements are expected to be issued in 2026 upon completion of the applicable tranche closings, with expected gross proceeds of approximately $7.0 million. For additional information, refer to Note 7, Equity Securities, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We estimate that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations through the second quarter of 2027. However, it we are unable to complete Cortigent’s transition to becoming a separate reporting company in the second or third quarter of 2026, and if we are unable to secure additional funding, we would need to discontinue Cortigent’s operations to preserve that projected liquidity through the second quarter of 2027.

Our ability to continue as a going concern beyond the second quarter of 2027 is dependent on our ability to raise additional capital, however, and there can be no assurances that we will be able to do so.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations and cash flows for periods presented. These condensed consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025, included within its Annual Report on Form 10-K filed with the SEC on March 26, 2026 (the “2025 Form 10-K”). The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Significant estimates include those related to assumptions used in valuing equity instruments and stock-based compensation, and the realization of deferred tax assets. Actual results could differ materially from those estimates.

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews financial information presented for each of its segments. The Company has two reporting segments, specifically the Biopharm Division and Neurostimulation Division. Neither division is revenue producing. The Biopharm Division includes activities from NPM and Vivani Medical Australia Pty Ltd. The Neurostimulation Division includes activities from Cortigent and the Company’s subsidiary in Switzerland.

The Company’s long-term assets are located in the United States.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in our audited consolidated financial statements for the year ended December 31, 2025, included within the 2025 Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2026

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU No. 2024-03”), which will improve the disclosures about a public business entity’s expenses and requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions such as cost of sales, selling, general and administrative, and research and development on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual periods. The guidance can be applied on a modified prospective, modified retrospective, or retrospective approach; early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. This ASU clarifies interim disclosure requirements; it does not attempt to expand or reduce disclosures. ASU 2025-11 also includes a disclosure principle to help entities determine which events since the end of the last annual reporting period are material for disclosure. This ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The guidance can be applied on a prospective basis, or a retrospective basis for all or any prior periods, and early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, it is not anticipated to have a material impact on its condensed consolidated financial statements.

Note 3. Concentration of Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and money market funds. The Company maintains cash and money market funds with financial institutions that management deems credit worthy, and at times, cash balances may be in excess of FDIC and SIPC insurance limits of $250,000 and $500,000 (including cash of $250,000), respectively.

Foreign Operations

The accompanying interim unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 include assets amounting to approximately $785,000 and $700,000, respectively, relating to the Company’s operations in Australia. Unanticipated events in foreign countries could disrupt the Company’s operations and impair the value of these assets.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability that requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on the condensed consolidated balance sheets, and are valued using Level 1 inputs. As of March 31, 2026 and December 31, 2025, the Company did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. The Company did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended March 31, 2026 and 2025.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$19,040	$19,040	$-	$-
Total	$19,040	$19,040	$-	$-

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$15,423	$15,423	$-	$-
Total	$15,423	$15,423	$-	$-

Note 5. Insurance Premium Financing

In September 2025, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance premiums for its professional liability policies. The amount financed was approximately $355,000 and incurs interest at an annual rate of 7.2%. The Company is required to make nine monthly payments of approximately $39,000 through May 2026. There was an outstanding balance of $142,000 as of March 31, 2026.

In September 2024, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance premiums for its professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company was required to make nine monthly payments of approximately $47,000 through May 2025. The amount had been fully repaid as of December 31, 2025.

Note 6. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Property and equipment at cost:
Equipment	$2,606	$4,161
Furniture and fixtures	380	380
Computer software	170	30
Construction in progress	920	1,362
Total property and equipment	4,076	5,933
Accumulated depreciation and amortization	(1,324)	(3,054)
Property and equipment, net	$2,752	$2,879

Contract Liabilities

Contract liabilities amounted to $335,000 as of both March 31, 2026 and December 31, 2025, and are included in accrued expenses on the condensed consolidated balance sheets.

Note 7. Equity Securities

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, with 84,647,803 issued and outstanding as of March 31, 2026. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with none issued as of March 31, 2026.

Open Market Sales Agreement

On April 22, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $75.0 million through Jefferies as its sales agent. Also on April 22, 2024, the Company filed a Registration Statement on Form S-3, which was declared effective on May 3, 2024, including a sales agreement prospectus relating to the offering of up to $75.0 million shares of its common stock in accordance with the Sales Agreement. The Company will pay Jefferies a commission of up to three percent (3.0%) of the gross sales proceeds of any common stock sold through Jefferies under the Sales Agreement.

During the three months ended March 31, 2026, the Company did not issue any shares of common stock pursuant to the Sales Agreement. During the three months ended March 31, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 pursuant to the Sales Agreement. The Company paid expenses of $37,000, resulting in negative net proceeds of $28,000.

2025 Private Sale Transactions

During 2025, the Company entered into multiple share purchase agreements with a related party entity affiliated with one of its independent directors and one share purchase agreement with one of its investors (collectively, the “2025 Private Sales Transactions”) pursuant to which the Company agreed to sell shares of its common stock in multiple tranche closings at prices equal to the closing price of the Company’s common stock on Nasdaq on the respective agreement dates, subject to customary adjustments for reverse and forward stock splits, stock dividends, stock combinations, and similar transactions.

On March 26, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors to sell an aggregate of 7,366,071 shares of common stock in five tranche closings at a price of $1.12 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction were approximately $8.25 million.

On May 12, 2025, the Company entered into an additional share purchase agreement with an entity affiliated with one of its independent directors to sell an aggregate of 2,912,621 shares of common stock in two tranche closings at a price of $1.03 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction were approximately $3.0 million.

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors, and with another investor, to sell an aggregate of 7,936,507 shares of common stock in 12 tranche closings at a price of $1.26 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $10.0 million. As of March 31, 2026, eight of the 12 closings have occurred, at which an aggregate of 2,380,954 shares of common stock (out of the total 7,936,507) have been sold, for gross proceeds of approximately $3.0 million.

During the three months ended March 31, 2026, the Company issued 5,179,488 shares of common stock pursuant to the 2025 Private Sales Transactions, generating gross proceeds of $5.7 million. The remaining shares issuable under these agreements are expected to be issued in 2026 upon completion of the applicable tranche closings, with expected gross proceeds of approximately $7.0 million.

2026 Private Placement and Registered Direct Offering

On January 25, 2026, the Company entered into a share purchase agreement with a related party entity affiliated with one of its independent directors for the purchase of an aggregate of 1,351,351 shares of common stock of the Company at a purchase price of $1.48 per share, the last reported sale price of the common stock on January 23, 2026 (the “2026 Private Placement”). This private placement of common stock resulted in gross proceeds of approximately $2.0 million to the Company.

Concurrent with the private placement, the Company also entered into a placement agency agreement with ThinkEquity, LLC relating to the sale by the Company of 1,689,200 shares of the Company’s common stock in a registered direct offering, also at a purchase price of $1.48 per share (the “2026 Registered Direct Offering”). Net proceeds were approximately $2.2 million after giving effect to $325,000 in issuance expenses.

Note 8. Warrants

NPM, prior to the merger with Second Sight, issued common stock and equity classified warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table below and generally expire five years from the date of issuance at $3.15 per share exercise price, split adjusted, are transferable into one share of common stock and may be exercised on a cashless basis. The remaining warrants outstanding that were issued at $3.15 per unit prior to the merger with Second Sight will expire in December, 2026, if not exercised sooner.

In connection with the Securities Purchase Agreement entered on March 1, 2024, the Company issued equity classified warrants to purchase 3,947,368 shares of common stock at an exercise price of $3.80 per share. These warrants are exercisable immediately upon issuance and will expire three years following the date of issuance. The warrants are exercisable for cash at an exercise price of $3.80 per share and, if exercised in full, could result in aggregate proceeds to the Company of approximately $15.0 million. In the absence of an effective registration statement covering the issuance of the shares underlying the warrants, the warrants may be exercised on a cashless basis in accordance with their terms.

The warrants outstanding as of March 31, 2026 have no intrinsic value.

A summary of warrant activity for the three months ended March 31, 2026 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2025	7,619	$3.49	0.9
Issued	-	-	-
Exercised	-	-	-
Forfeited or expired	(647)	$3.15	-
Warrants outstanding as of March 31, 2026	6,972	$3.52	0.7
Warrants exercisable as of March 31, 2026	6,972	$3.52	0.7

Note 9. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of March 31, 2026, 316,105 shares of common stock were available for future issuance under the 2022 Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors, but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 Plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2025	8,366	$2.23	6.09
Granted	227	$1.18
Exercised	-	-
Forfeited or expired	(39)	$2.49
Options outstanding, vested and expected to vest as of March 31, 2026	8,554	$2.21	5.91
Options exercisable as of March 31, 2026	5,944	$2.62	4.74

The estimated aggregate intrinsic value of stock options exercisable as of March 31, 2026 was less than $0.1 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	800	$1.15
Granted	-	-
Vested and released	-	-
Forfeited and canceled	-	-
Outstanding as of March 31, 2026	800	$1.15

During the three months ended March 31, 2026 and 2025, the Company did not grant any RSUs. Outstanding RSU are subject to market conditions which required our stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development, net	$153	$196
General and administrative, net	159	154
Total stock-based compensation expense	$312	$350

As of March 31, 2026, there was $2.0 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.4 years. As of March 31, 2026, there was $0.1 million of total unrecognized stock-based compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 1.3 years.

Fair Value Assumptions

Stock Options (Service Vesting)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 were $0.2 million and $0.2 million, respectively. The assumptions used in the Black-Scholes model for stock options are as follows:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.76% to 4.06%	4.02% to 4.39%
Expected dividend yield	-%	-%
Expected volatility	100%	100%
Expected term	5.31 to 6.08 years	5.25 to 6.08 years

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(6,780)	$(6,302)
Denominator:
Weighted average common shares outstanding - basic and diluted	81,269	59,236
Net loss per common share, basic and diluted	$(0.08)	$(0.11)

Because the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the three months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	March 31,
	2026	2025
Stock options issued and outstanding	8,554	7,051
Unvested restricted stock units issued and outstanding	800	695
Warrants to purchase common stock	6,972	8,569
Total	16,326	16,315

Note 11. Right-of-use Assets and Operating Lease Liabilities

The Company leases certain office, laboratory, research and development space for its use. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet. Operating lease cost for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations and comprehensive loss. The lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of the leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the right-of-use asset and lease liability because it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease and this amount is recorded as restricted cash, long-term on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

On February 1, 2023, the Company entered into a lease agreement, effective March 1, 2023, to sublease office space to replace Cortigent’s existing headquarters. Rental payments amount to $22,158 per month plus operating expenses, to lease 14,823 square feet of office space in Valencia, California. The sublease had a term of two years and two months. The sublease expired on April 30, 2025. The Company also entered into a lease for storage space on January 25, 2023, in the same building at a cost of $6,775 per month for a term of two years and one month. The lease expired on March 31, 2025. The Company did not renew the current office lease. However, the Company entered into another lease in the same building for a smaller space at a cost of $10,000 per month for six months. The Company has renewed the lease of the storage unit three times, and the current agreement will expire on September, 30, 2026.

On July 3, 2024, the Company entered into a short-term sublease agreement to lease a manufacturing facility which terminated on June 30, 2025.

On October 1, 2025, the Company entered into a long-term sublease agreement for access to a manufacturing facility that will support, among other activities, Good Manufacturing Practices with the Company's clinical study test article. The stated term of the sublease commenced on October 1, 2025 and terminates on April 30, 2028. The Company's rental payment amounts to $35,000 per month plus operating expenses.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets
Non-current assets	Right-of-use assets	$16,616	$17,230
Liabilities
Current	Current operating lease liabilities	$1,782	$1,794
Long-term	Long-term operating lease liabilities	$16,493	$17,061

Operating lease cost was $0.8 million and $0.8 million during the three months ended March 31, 2026 and 2025, respectively.

Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of March 31, 2026 (in thousands except weighted average data):

Year Ending December 31,	Amount
2026 (remaining)	$2,426
2027	3,313
2028	3,180
2029	3,156
2030	3,251
Thereafter	9,453
Total lease payments	$24,779
Less imputed interest	6,504
Total lease liabilities	$18,275

Weighted average discount rate	8.34%
Weighted average remaining lease term	7.31 years

Other information related to leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for operating lease liabilities	$791	$776

Note 12. Commitments and Contingencies

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require it to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, the Company was required to collect follow-up data from subjects enrolled in its pre-approval trial for a period of up to ten years post-implant, which was extended through the year 2019. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, the Company conducted three post-market studies to comply with FDA, French, and European post-market surveillance regulations and requirements and is conducting an early feasibility clinical study of Orion. The Company has contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended March 31, 2026 and 2025 were $183,450 and $35,000, respectively.

Litigation, Claims and Assessments

One opposition filed by Pixium Vision SA (“Pixium”) was pending in the European Patent Office (“EPO”) challenging the validity of a European patent owned by Cortigent. The Company decided to allow the patent to be abandoned by the EPO, which occurred in February 2025. As a result, this opposition is no longer pending. While this abandonment could impact the Company’s ability to protect Cortigent’s neurostimulation technology in Europe related to this patent, the Company does not believe that it will have a material effect on its ability to manufacture and sell its products, or otherwise have a material effect on Cortigent’s operations.

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between the Company and Pixium, the Company’s Board of Directors determined that the business combination with Pixium was not in the best interest of its stockholders. On April 1, 2021, the Company gave notice to Pixium that it was terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. The Company accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. The Company believes it has fulfilled its obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that the Company already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, because the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. Within two years, Vivani will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

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

The Company is party to litigation arising in the ordinary course of business. It is the Company’s opinion that the outcome of such matters will not have a material effect on its results of operations, however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, diversion of management resources and other factors.

Note 13. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has two operating and reporting segments, the Biopharm Division and the Neuromodulation Division. The Company’s CODM is its Chief Executive Officer who reviews the Company between Biopharm and Neuromodulation divisions. The Company’s primary focus is the Biopharm Division. The Company is trying to spin off the Neuromodulation Division. The measure of segment loss is reported on the consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company has not generated any product revenue to date. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it is a clinical stage biopharmaceutical company.

During the three months ended March 31, 2026, the Biopharm Division and Neurostimulation Division incurred operating expenses of $6.0 million and $0.8 million, respectively. During the three months ended March 31, 2025, net loss for the Biopharm Division was $5.6 million and for the Neurostimulation Division was $0.7 million.

As of March 31, 2026, total assets for the Biopharm Division and the Neurostimulation Division were $41.9 million and $0.5 million, respectively.

The following table provides information related to the Company’s operating segments based upon the Company's net loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026			2025
	Biopharma Division	Neuromodulation Division	Total	Biopharma Division	Neuromodulation Division	Total
Operating expenses:
Personnel and related expenses	$2,610	$390	$3,000	$2,473	$221	$2,694
Office space rental related expenses	1,128	30	1,158	1,063	110	1,173
Development expenses	1,008	-	1,008	827	-	827
Professional services and insurance	1,058	220	1,278	1,317	232	1,549
Depreciation and amortization	130	-	130	99	4	103
Other general and administrative expenses	287	86	373	162	49	211
Other income (expense), net	(209)	42	(167)	(296)	41	(255)
Segment net loss	$6,012	$768	$6,780	$5,645	$657	$6,302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.” The consolidated results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in conjunction with the “Risk Factors” included in Part II, Item 1A of this Form 10-Q.

Business Overview

We are a clinical stage biopharmaceutical company that develops miniature, ultra long-acting subdermal drug implant candidates utilizing our proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. We use this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not, or cannot, take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) discontinue treatment within the first year, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in failure to achieve target outcomes and a quick reversal of the health benefits in the majority of patients

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to enable patients to maintain continuous and therapeutic drug exposure levels with convenient once or twice-yearly administration and the ability to stop receiving therapy at any time, if necessary, by removing the implant. In addition, we aim to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists that produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implant candidates have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which may translate into better health outcomes for patients in the real-world setting. Our lead program, NPM-139, is a miniature, six-month, GLP-1 (semaglutide) implant currently in development for chronic weight management in obese and overweight patients. NPM-139 achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for a full year after a single administration. We are also developing NPM-133, a miniature, six-month, GLP-1 (semaglutide) implant for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are also developing NPM-115 (exenatide implant) for the treatment of chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Our main priority is the further development of our miniature, ultra long-acting drug implant candidate programs. In parallel, our management team remains committed to identifying and exploring strategic options that will enable further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. As noted below, we subsequently contributed our Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), our wholly owned subsidiary, to advance our pioneering neurostimulation technology.

Liquidity and Capital Resources

2025 Private Sale Transactions

During 2025, we entered into multiple share purchase agreements with an entity affiliated with one of our independent directors and one share purchase agreement with one of its investors (collectively, the “2025 Private Sales Transactions”) pursuant to which we agreed to sell shares of our common stock in multiple tranche closings at prices equal to the closing price of our common stock on Nasdaq on the respective agreement dates, subject to customary adjustments for reverse and forward stock splits, stock dividends, stock combinations, and similar transactions. For additional details, see note 7 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

During the three months ended March 31, 2026, we issued 5,179,488 shares of our common stock pursuant to the 2025 Private Sales Transactions, generating net proceeds of $5.7 million. The remaining shares issuable under these agreements are expected to be issued in 2026 upon completion of the applicable tranche closings, with expected gross proceeds of approximately $7.0 million.

January 2026 Private Placement and Registered Direct Offering

On January 25, 2026, we entered into a share purchase agreement with an entity affiliated with one of our independent directors for the purchase of an aggregate of 1,351,351 shares of our common stock at a purchase price of $1.48 per share, the last reported sale price of the common stock on January 23, 2026. This private placement of common stock resulted in net proceeds of approximately $2.0 million.

Concurrent with the private placement, we also entered into a Placement Agency Agreement with ThinkEquity, LLC relating to the sale of 1,689,200 shares of our common stock in a registered direct offering, also at a purchase price of $1.48 per share. Net proceeds were $2.2 million after giving effect to $325,000 in issuance expenses.

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however, the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the three months ended March 31, 2026 and 2025 total grants offsetting against operating expenses were $0 and $35,000, respectively.

Liquidity

We have experienced recurring operating losses and negative operating cash flows since inception and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. To date, we have financed our working capital requirements through the recurring sale of our equity securities. Our condensed consolidated financial statements have been presented on the basis that our business is a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We estimate that currently available cash will provide sufficient funds to enable us to meet our planned obligations into mid-2027. Our ability to continue as a going concern is dependent on our ability to raise additional capital, however, there can be no assurances that we will be able to do so.

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

Recently Issued Accounting Pronouncements Not Yet Adopted as of March 31, 2026

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Recently Adopted Accounting Standards

A description of recently adopted accounting standards disclosed in Note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q for a more complete description of our significant accounting policies. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those described in the 2025 Form 10-K.

Results of Operations

Operating Expenses. We recognize our operating expenses as incurred in two general operational categories: research and development and general and administrative. Our operating expenses also include a non-cash component related to the amortization of stock-based compensation for research and development and general and administrative personnel. From time-to-time we have received grants from institutions or agencies, such as the NIH, to help fund some of the cost of our development efforts. We have recorded these grants as reductions to operating expenses.

•           Research and development expense consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies, as well as facilities costs, which include expenses for rent, maintenance of facilities and depreciation of equipment, offset by grant income received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products.

•           General and administrative expense consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing and annuity costs, insurance costs and other general corporate expenses, including rent and other facility related costs, and are net of grants. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operate as a public company.

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and development expense, net of grants. Research and development expense, net of grants, during the three months ended March 31, 2026 was $4.4 million, compared to $4.2 million during the three months ended March 31, 2025. The increase of $0.2 million, or 4%, was primarily attributable to the increase in both the clinical trial related expense and development expense from our Biopharm Division.

General and administrative expense, net of grants. General and administrative expense, net of grants, during the three months ended March 31, 2026 was $2.4 million, compared to $2.3 million during the three months ended March 31, 2025. The increase of $0.1 million, or 4%, was primarily attributable to the increase in the professional services from our Neurostimulation Division and our Biopharm Division.

Other income, net. Other income, net during the three months ended March 31, 2026 was insignificant, compared to $0.3 million during the three months ended March 31, 2025. The decrease of $0.3 million was primarily attributable to lower interest income being earned on deposits from our Biopharm Division and the write off of the accumulated other comprehensive income related to foreign currency translation balance of our Neurostimulation Division’s Switzerland subsidiary effectively closed in 2025, partially offset by an increase research and development rebates earned.

Net loss. For the foregoing reasons, we had a net loss of $6.8 million during the three months ended March 31, 2026 compared to $6.3 million during the three months ended March 31, 2025.

Cash Flows from Operating Activities

During the three months ended March 31, 2026, we used $6.2 million of cash in operating activities, consisting primarily of a net loss of $6.8 million, partially offset by $0.1 million from a net change in operating assets and liabilities, and non-cash items totaling $0.5 million for stock-based compensation, lease expense, and depreciation of property and equipment.

During the three months ended March 31, 2025, we used $5.2 million of cash in operating activities, consisting primarily of a net loss of $6.3 million, partially offset by $0.6 million a net change in operating assets and liabilities, and non-cash items totaling $0.5 million for depreciation and amortization of property and equipment, stock-based compensation and lease expense.

Cash Flows from Investing Activities

Cash used for investing activities during the three months ended March 31, 2026 and 2025 was $3,000 and 5,000, respectively, for the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $9.7 million during the three months ended March 31, 2026, primarily attributable to $2.2 million from a registered direct offering with a placement agent and $7.6 million from other securities purchase agreements with an affiliate of one of our independent directors and another investor.

Cash used in financing activities was $0.2 million during the three months ended March 31, 2025, primarily attributable to $0.1 million of principal payments for the insurance premium loan, and $28,000 net financing costs associated with the common stock sales in connection the Sales Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits (“CDs”). In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2026, our cash equivalents consisted money market funds deposited at Merrill Lynch, CDs at JPMorgan Chase bank, and restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of March 31, 2026, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to our first quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

One opposition filed by Pixium Vision SA (“Pixium”) in the European Patent Office (the “EPO”) challenged the validity of a European patent owned by Cortigent. We elected to not maintain the patent and it was subsequently abandoned by the EPO in February 2025. As a result, this opposition is no longer pending. Although the abandonment may impact our ability to enforce patent protection in Europe with respect to Cortigent’s neurostimulation technology, we do not believe that it will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in our annual report on Form 10-K for the year ended December 31, 2020, we had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our stockholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected our offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, we received notice that the Paris Commercial Court has rendered its judgement, including finding that our termination of the MOU was not valid. In the judgment, we were ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, we filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for us to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order us to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained and converted into euros on the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, we received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. We filed our brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, because we have failed to enforce the judgment, Pixium requested the pre-trial judge to strike out our appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out our appeal for failure to enforce the decision. Within two years, we will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

We recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plan to continue our appeal against the preliminary judgment.

On January 26, 2024, Oppenheimer & Co. Inc. (“Oppenheimer”) filed a complaint asserting breach of contract and other claims against us and an unrelated party, ThinkEquity LLC (the “Third Party”), arising from a placement agent agreement dated November 5, 2020, executed by and between our company and Pixium in connection with a proposed business combination transaction with Pixium. The complaint, filed in the Supreme Court of the State of New York, County of New York, Index No. 650421/2024, seeks recovery of no less than $1,625,000 in damages, plus costs and fees. On April 3, 2024, we filed a motion to dismiss the complaint. On May 3, 2024, the Third Party filed its own motion to dismiss. On June 12, 2025, the Court granted our motion in part and denied it in part, dismissing all claims except the first cause of action for breach of contract (the “Claim”), and the Court dismissed the complaint as against the Third Party. We and Oppenheimer are now commencing discovery on the Claim, which seeks the monetary damages referenced above. We and Oppenheimer have each filed notices of appeal. We have defenses to the Claim and intend to defend ourselves vigorously, but there can be no assurance as to the outcome of the litigation.

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

Item 1A. Risk Factors

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our condensed consolidated financial statements and the related notes, the disclosures and audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”). If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results” in this Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical-stage company with a limited operating history, and have no products approved for commercial sale.

We are a clinical-stage biopharmaceutical company. In August 2022, we completed a business combination of Second Sight and NPM, to form our current company. Following the business combination, we are focusing primarily on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implant candidates capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. Our pipeline includes our current product candidates NPM-139, NPM-133, NPM-115 and OKV-119. We have partnered with Okava for the development of product candidate OKV-119. We have completed a Phase 1 study of NPM-115, and we plan to initiate Phase 1 clinical trials for NPM-139 and NPM-133 in mid-2026. OKV-119 is in development for use in treating cardiometabolic disorders in dogs and cats. None of our drug candidates have been approved for marketing, or are being marketed or commercialized.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to successfully complete clinical trials or obtain marketing approval for any of our product candidates or otherwise successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We have not generated any revenues to date, and we continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred operating losses in every reporting period since our inception. During the three months ended March 31, 2026 and 2025, we reported net losses of $6.8 million and $6.3 million, respectively, and during the years ended December 31, 2025 and 2024, we reported net losses of $26.6 million and $23.5 million, respectively. We had an accumulated deficit of $155.3 million as of March 31, 2026.

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

The viability of our business depends on our ability to generate revenue from product sales. Our current pipeline is focused on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implant candidates capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. However, we may never be able to develop or commercialize marketable products from our current pipeline or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is obtained, the accepted price for the product, the acceptance of the product by physicians and patients, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. In addition, if the market size for our product candidates is smaller than estimated, the indication or intended use approved by regulatory authorities is narrower than expected, or the target patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we are able to generate revenue from the sale of any approved products, we may not become profitable. Even if we achieve profitability in the future, such profitability may not be sustained in subsequent periods.

Our ability to generate revenue and achieve profitability depends significantly on our ability, either independently or in collaboration with third parties, to achieve several objectives, including:

•           successful completion of preclinical studies resulting in data that is supportive of advancing to an IND submission;

•           successful submission and acceptance of INDs or comparable applications;

•           successful initiation of clinical trials;

•           successful and timely completion of nonclinical and clinical development of our product candidates;

•           establishing and maintaining relationships with contract research organizations (CROs) and clinical sites for the clinical development of our product candidates;

•           timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;

•           developing an efficient and scalable manufacturing process for our candidates, including obtaining finished products that are appropriately packaged for sale;

•           establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate, in both amount and quality, products and services to support clinical development and meet the market demand for our product candidates, if approved;

•           successful commercial launch following any marketing approval, including the development of a commercial infrastructure, whether in-house or with one or more collaborators;

•           a continued acceptable safety profile following any marketing approval of our product candidates;

•           commercial acceptance of our product candidates by patients, the medical community and third-party payors;

•           satisfying any required post-marketing approval commitments to applicable regulatory authorities;

•           identifying, assessing, and developing new product candidates;

•           obtaining, maintaining, and expanding patent protection, trade secret protection and regulatory exclusivity in the United States and target international markets;

•           protecting our rights in our intellectual property portfolio;

•           defending against third-party interference or infringement claims, if any;

•           entering into, on favorable terms, any collaboration, licensing, or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;

•           obtaining coverage and adequate reimbursement by third-party payors for our product candidates;

•           addressing any competing therapies and technological and market developments; and

•           attracting, hiring, and retaining qualified personnel.

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

Our future capital requirements will depend on many factors, including, but not limited to:

•           the scope, rate of progress, results and cost of our clinical trials, preclinical studies, and other related activities;

•           our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

•           the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•           the number and characteristics of the product candidates we seek to develop or commercialize;

•           the cost of manufacturing clinical supplies, and establishing commercial supplies, of our product candidates;

•           the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales, and distribution costs;

•           the expenses needed to attract and retain skilled personnel;

•           the costs associated with being a public company;

•           the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

•           the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

We may raise capital in the form of equity or debt financing, partnerships, collaborations, licensing, spin-offs or other strategic transactions. If we raise additional capital by issuing equity securities, the ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences, and privileges senior to those of our common stock. If we raise funding through debt instruments or facilities, lenders may require us to pledge some or all of our assets as collateral. We may also be required to observe financial, operational and other covenants that constrain our business and operations. If we enter into partnerships, collaborations, licensing or other strategic transactions, we may be required to grant rights to third parties, including rights to develop and market product candidates, that we would otherwise have retained.

Our ability to utilize our net operating loss (“NOL”) carry-forwards and certain other tax attributes may be limited.

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

Furthermore, tax losses generated in taxable years ending on or before December 31, 2017 are generally deductible to the extent of the lesser of the NOL carryover for taxable years ending before January 1, 2018 or 100% of the taxable income and are available for 20 years from the period the loss was generated. Tax losses generated in taxable years beginning after December 31, 2017 do not expire but may only be utilized to offset 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

Changes in tax law may adversely affect our business and financial condition

The laws and rules dealing with U.S. federal, state and local income taxation are routinely being reviewed and modified by governmental bodies, officials and regulatory agencies, including the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to NOLs and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many changes to tax laws have been made and changes are likely to occur in the future. For example, the July 2025 One Big Beautiful Bill Act made significant changes to U.S. federal tax law. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or issued, that could result in an increase in our or our stockholders’ tax liability. Future changes in tax law could have a material adverse effect on our business, cash flow, financial condition or results of operations.

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

•           patient recruitment and enrollment in clinical trials may be slower or more difficult than anticipated;

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

Undesirable side effects involving our product candidates may have other significant adverse implications on our business, financial condition, and results of operations. For example:

•           our collaborators may terminate any development agreements covering these product candidates;

•           if any development agreements are terminated, we may determine not to further develop the affected product candidates due to resource constraints and may not be able to establish additional collaborations for their further development on acceptable terms, if at all;

•           if we were to later continue the development of these product candidates and receive regulatory approval, earlier findings may significantly limit their marketability and thus significantly lower our potential future revenues from their commercialization; and

•           we may be subject to product liability or stockholder litigation.

In addition, even if any of our product candidates receive marketing approval and we or others later identify undesirable side effects caused by such products (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

•           regulatory authorities may withdraw or limit their approval of the product, or we may decide to cease marketing and sale of the product voluntarily;

•           regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;

•           regulatory authorities may impose conditions under a risk evaluation and mitigation strategy (“REMS”), including distribution of a medication guide to patients outlining the risks of such side effects or imposing distribution or use restrictions and/or requiring special training for prescribers of the product;

•           change the way the product is administered, conduct additional clinical trials or preclinical studies regarding the product, change the labeling of the product, or change the product’s manufacturing facilities;

•           we may be subject to regulatory investigations and government enforcement actions;

•           we may decide to recall or remove such products from the marketplace;

•           we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates;

•           we may fail to secure acceptance of our product candidates from physicians, healthcare payers, patients and the medical community; and

•           our reputation may suffer.

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

We intend to expand our current pipeline of core assets by continuing to advance drug implant candidates from future and ongoing feasibility programs into preclinical and clinical development. However, the process of identifying and developing drug implant candidates is expensive, time-consuming, and unpredictable. Data from our current preclinical programs may not support the clinical development of our lead compounds or other compounds from these programs, and we may not identify any additional drug compounds suitable for recommendation for clinical development. Moreover, any drug compounds that we select for clinical development may not generate sufficient safety and efficacy data that would support advancement into clinical trials or to continue clinical trials that are ongoing. Such findings would potentially impede our ability to maintain or expand our development pipeline. Our ability to identify new drug implant candidates and advance them into preclinical and clinical development also depends upon our ability to fund our research and development operations, and there can be no assurance that additional funding will be available on acceptable terms, or at all.

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

•           recruiting and enrolling eligible patients to participate in one or more clinical trials; and

•           the failure of our collaborators to adequately resource our product candidates.

In addition, once a clinical trial has begun, it may be suspended or terminated by us or our collaborators, institutional review boards, or, if applicable, data safety monitoring boards charged with overseeing our clinical trials, the FDA, or comparable foreign authorities due to a number of factors, including:

•           failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols;

•           inspection of the clinical trial operations or clinical trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold;

•           unforeseen safety issues; or

•           lack of adequate funding to continue the clinical trial.

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

Identifying and qualifying patients to participate in our clinical trials is critical to our success. Difficulty or delays in patient recruitment into our trials could result in increased costs, delays in advancing our product development, or termination of the clinical trials altogether. Patient enrollment depends on many factors, including:

•           the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

•           identifying and enrolling eligible patients, including those willing to discontinue use of their existing medications;

•           the design of the clinical protocol and the patient eligibility and exclusion criteria for the trial;

•           safety profile, to date, of the therapeutic candidate under study;

•           the willingness or availability of patients to participate in our trials, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance;

•           perceived risks and benefits of our approach to treatment of indication;

•           the proximity of patients to clinical sites;

•           our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•           the availability of competing clinical trials;

•           the availability of new drugs approved for the indication the clinical trial is investigating;

•           clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and

•           our ability to obtain and maintain patient informed consents.

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

Multiple GLP-1 receptor agonist products have been proven effective to reduce cardiovascular morbidity and mortality, including Trulicity® (dulaglutide), Ozempic®/Wegovy® (semaglutide injection), and Victoza® (liraglutide), medical guidelines may recommend preferential use of GLP-1 receptor agonists that have positive cardiovascular morbidity and mortality data in the products approved labeling. Because Bydureon® did not demonstrate a reduction in cardiovascular morbidity and mortality, NPM-115 would not have this claim in the approved product label unless we generate positive cardiovascular outcomes data with NPM-115. The lack of a cardiovascular outcomes benefit in the NPM-115 label may decrease its market potential, if approved.

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

Even if our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any of our product candidates, if approved, will depend on several factors, including:

•           the effectiveness of our approved product candidates as compared to competitive products;

•           adequately trained healthcare professionals willing to administer our product candidates;

•           patient willingness to adopt our approved product candidates rather than competitive therapies;

•           our ability to provide acceptable evidence of safety and efficacy;

•           relative convenience and ease of administration;

•           the prevalence and severity of any adverse side effects;

•           restrictions on use in combination with other products;

•           availability of alternative treatments;

•           pricing and cost-effectiveness assuming either competitive or potential premium pricing requirements, based on the profile of our product candidates and target markets;

•           effectiveness of our sales and marketing strategy;

•           our ability to obtain sufficient third-party coverage or reimbursement; and

•           potential product liability claims.

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

Risks Related to Regulatory Approval and Other Legal and Compliance Matters

Our product candidates are subject to extensive regulation under the FDA, the European Medicines Agency (“EMA”) and comparable foreign regulatory authorities, and must undergo extensive clinical testing that can be costly and time consuming, with no assurance that regulatory approval will be obtained for any of our product candidates.

The process of obtaining these approvals is expensive, often takes many years, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. Approval policies or regulations may change and may be influenced by the results of other similar or competitive products, making it more difficult for us to achieve such approval in a timely manner or at all. Any guidance that may result from recent FDA advisory panel discussions may make it more expensive to develop and commercialize such product candidates. In addition, with respect to our current pipeline, we have been granted only one U.S. IND and one Australian human research ethics committee (“HREC”) request. We have submitted no NDAs with the FDA or similar applications with other foreign regulatory agencies. This lack of experience may impede our ability to obtain FDA or other foreign regulatory agency approval in a timely manner, if at all, for our product candidates.

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

Any inability to obtain these approvals would prevent us from commercializing our product candidates. The FDA or comparable foreign regulatory authorities can delay, limit, or deny approval of a product candidate for many reasons, including:

•           a product candidate may not be deemed safe or effective;

•           the FDA could determine that we cannot rely on the Section 505(b)(2) regulatory pathway or other pathways we have selected, as applicable, for our lead product candidate or other product candidates;

•           agency officials of the FDA or comparable foreign regulatory authorities may find the data from non-clinical or preclinical studies, chemistry, manufacturing, and controls, and/or clinical trials generated during development is inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of our product candidate for any indication;

•           the FDA or comparable foreign regulatory authorities may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the United States, including any findings that the clinical and other benefits of our product candidate outweigh their safety risks;

•           the FDA or comparable foreign regulatory authorities may determine that we have identified the wrong listed drug or drugs or that approval of our Section 505(b)(2) application for our product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as our product candidate, as applicable;

•           the FDA or comparable foreign regulatory authorities may not approve in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacture of our product candidates;

•           the FDA or comparable foreign regulatory authorities may audit some or all of our clinical research study sites to determine the integrity of our data and may reject any or all of such data;

•           the FDA or comparable foreign regulatory authorities may approve our lead product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;

•           the FDA or comparable foreign regulatory authorities may change its approval policies or adopt new regulations; or

•           may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our lead product candidate.

With respect to our lead program, NPM-139 (semaglutide implant) in development for chronic weight management in obese or overweight individuals, we have consulted the FDA's recent draft guidance document "Obesity and Overweight: Developing Drugs and Biological Products for Weight Reduction" issued in January 2025. In addition, we are preparing briefing materials to gain further clarity from the FDA on our proposed NPM-139 development program.

We plan to seek regulatory approval in the United States by filing an NDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act (“FDCA”), which is referred to as the 505(b)(2) pathway. The 505(b)(2) pathway allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. For NPM-139 and NPM-133, we intend to rely on certain information from the Wegovy® and Ozempic® applications, respectively. If we are unable to reference data generated for Wegovy® and/or Ozempic®, additional clinical studies, including a cardiovascular outcomes ("CVOT") study, may be required and would add significant additional costs and a significant delay in our efforts to seek and secure marketing approval. Further, if a CVOT study were conducted, there can be no assurance that the study would generate favorable results and support U.S. registration.

Although we have discussed our intention to use the 505(b)(2) regulatory pathway with the FDA, there can be no assurance that this pathway will be acceptable, and there can be no assurance that the FDA will not require additional testing to support seeking approval in the United States. If the 505(b)(2) regulatory pathway is not available, the costs of development may significantly increase and the projected timeline to approval and launch would be significantly delayed. Early and ongoing dialog with FDA will be critical for the NPM-115 program since the proposed doses for weight loss and chronic weight management may be higher than those doses approved for the currently marketed-exenatide products Bydureon® and/or Bydureon BCise®, for patients with type 2 diabetes.

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

Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our product candidate.

We may utilize the 505(b)(2) pathway for the regulatory approval of NPM-139, NPM-133, NPM-115, and, potentially, other of our product candidates. Final marketing approval of any of our product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We may pursue a regulatory pathway pursuant to Section 505(b)(2) of the FDCA for the approval of NPM-139, NPM-133, NPM-115, and other product candidates, which allows us to rely on existing preclinical and/or clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could refuse to file our NDA submissions, request additional information before accepting our submissions for filing or require additional information to sufficiently demonstrate safety and efficacy to support approval.

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

Even if we are successful in pursuing the 505(b)(2) regulatory pathway for NPM-139, or other of our product candidates, we cannot assure you that we will receive the requisite or timely approval for commercialization of NPM-139 or other of our product candidates. Although the Section 505(b)(2) pathway allows us to rely in part on the FDA’s prior findings of safety or efficacy for approved listed drugs or on published literature for which we do not have a right of reference, the FDA may determine that prior findings by the FDA or the published literature that we believe supports the safety or efficacy of NPM-139 or other of our product candidates is insufficient or not applicable to our application or that additional studies will need to be conducted. To the extent that we are relying on the 505(b)(2) regulatory pathway based on the approval of a listed drug for a similar indication, the FDA may require that we include in the labeling of NPM-139 or another of our product candidates, if approved, some or all of the safety information that is included in the labeling of the approved listed drug. Moreover, even if any of our product candidates are approved via the 505(b)(2) regulatory pathway, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, such as a REMS, which is a risk mitigation plan which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our contract manufacturers for our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with current Good Manufacturing Practices (“cGMPs”) and Quality Management System Regulation (“QMSR”) requirements, as applicable. These regulations govern manufacturing processes and procedures and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of an NDA or marketing authorization application (“MAA”) on a timely basis and must adhere to good laboratory practices (“GLP”), cGMP regulations, and QMSR regulations enforced by the FDA, the EMA or comparable foreign regulatory authorities through their facilities inspection program. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we plan to oversee the contract manufacturers that we use, we cannot control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Even if one or more of our product candidates receive regulatory approval in the Unites States, we may never receive comparable approvals outside of the Unites States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among countries and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these risk factors regarding FDA approval in the Unites States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay seeking or obtaining such approval would impair our ability to commercialize our product candidates in territories outside of the United States.

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

Even if one or more of our product candidates receive regulatory approval, the FDA or comparable foreign regulatory authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to QMSR regulations, cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, on our company or on any of our collaborators, including requiring withdrawal of the product from the market.

Our product candidates will also be subject to ongoing FDA or comparable foreign regulatory authorities’ requirements, including those related to the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the drug. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to generate revenues from any of our product candidates that are approved for commercialization. If our product candidates fail to comply with applicable regulatory requirements, or there is later discovery of previously unknown adverse events or other problems with our products or their manufacturers or manufacturing processes, a regulatory agency may:

•           issue FDA Form 483s, warning or untitled letters or other notices of possible violations;

•           impose civil or criminal penalties or fines or seek disgorgement of revenue or profits;

•           suspend any ongoing clinical trials;

•           refuse to approve pending applications or supplements to approved applications filed by us or our collaborators;

•           withdraw any regulatory approvals;

•           impose restrictions on operations, including costly new manufacturing requirements, or shut down our manufacturing operations;

•           refuse to approve pending applications or supplements to approved applications that we submit;

•           recall our products;

•           refuse to permit the import or export of products; or

•           seize or detain products or require a product recall.

Additionally, under the Food and Drug Omnibus Reform Act of 2022, sponsors of approved drugs must provide six months’ notice to the FDA of any changes in marketing status, or for discontinuing or interrupting supply of certain drugs, including the withdrawal of a drug. Failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict, or regulate post-approval activities and affect our ability to profitably sell any product candidates that obtain regulatory approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we, or any of our collaborators, may receive for any approved products. For more information, see the section titled “Business-Government Regulation – Healthcare Reform & the Patient Protection and Affordable Care Act” in the 2025 Form 10-K.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the Affordable Care Act (“ACA”). In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the current administration will impact our business, financial condition, and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, which, among other things, created measures for spending reductions by Congress, and automatic reduction to several government programs (including aggregate reductions of Medicare payments to providers, including hospitals and cancer treatment centers), and increased the statute of limitations period for the government to recover overpayments to providers.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•           the demand for our product candidates if approved;

•           our ability to receive or set a price that it believes is fair for our products;

•           our ability to generate revenue and achieve or maintain profitability;

•           the level of taxes that we will be required to pay; and

•           the availability of capital.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through Centers for Medicare Services as well as local state Medicaid programs could have a significant impact on our business.

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

The current United States administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees at various federal agencies, including the FDA. Currently, most federal agencies in the United States are funded through September 30, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the United States market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, layoffs, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, if there are substantial leadership or policy changes, or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or other disruptions at the SEC could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Additionally, disruptions at the National Institutes of Health (“NIH”) or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For more information, see the section of titled “Business – Government Regulation – Healthcare Reform & the Patient Protection and Affordable Care Act” in The 2025 Form 10-K.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the United States Patent and Trademark Office (the “USPTO”) and various governmental patent agencies outside of the United States in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications that we may file in the future, our competitors might be able to use its technologies, which would have a material adverse effect on our business, financial condition, and results of operations.

The patent positions of pharmaceutical products are often complex and uncertain. The breadth of claims allowed in pharmaceutical patents in the United States and many jurisdictions outside of the United States is not consistent. For example, in many jurisdictions, the support standards for pharmaceutical patents are becoming increasingly strict. Some countries prohibit method of treatment claims in patents. Changes in either the patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our licensed or owned intellectual property or create uncertainty. In addition, publication of information related to our product candidates may prevent us from obtaining or enforcing patents relating to these product candidates.

Patents that we currently own or license and patents that we may own or license in the future do not necessarily ensure the protection of our licensed or owned intellectual property for a number of reasons, including, without limitation, the following:

•           the patents may not be broad or strong enough to prevent competition from other products that are identical or similar to our own product candidates;

•           there can be no assurance that the term of a patent can be extended under the provisions of patent term extensions afforded by United States law or similar provisions in foreign countries, where available;

•           the issued patents and patents that we may obtain or license in the future may not prevent generic entry into the market for our product candidates;

•           we or our licensors may be required to disclaim part of the term of one or more patents;

•           there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim;

•           there may be prior art of which we are aware, which we do not believe affects the validity or enforceability of a patent claim, but which, nonetheless, ultimately may be found to affect the validity or enforceability of a patent claim;

•           there may be other patents issued to others that will affect our freedom to operate;

•           if the patents are challenged, a court could determine that they are invalid or unenforceable;

•           there might be a significant change in the law that governs patentability, validity and infringement of our licensed patents or any future patents that we may own that adversely affects the scope of our patent rights;

•           a court could determine that a competitor’s technology or product does not infringe our licensed patents, or any future patents we may own; and

•           the patents could irretrievably lapse due to failure to pay fees or otherwise comply with regulations or could be subject to compulsory licensing. If we encounter delays in our development efforts or clinical trials, the period of time during which we could market our product candidates, if approved, under patent protection would be reduced.

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

The issuance of a patent is not conclusive as to its inventorship, scope, ownership, priority, validity, or enforceability. In this regard, third parties may challenge our licensed patents, or any future patents we may own in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized.

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

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our activities either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our activities, the holders of any of these patents may be able to block our ability to commercialize our product candidates, if approved, unless it we acquire or obtain a license under the applicable patents or until the patents expire.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on maintaining and protecting our intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is costly, time-consuming, and inherently uncertain. For example, the United States previously enacted and implemented wide-ranging patent reform legislation. Specifically, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) was signed into law and included a number of significant changes to U.S. patent law, and many of the provisions became effective in March 2013. However, it may take the courts years to interpret the provisions of the Leahy-Smith Act, and the implementation of the statute could increase the uncertainties and costs surrounding the prosecution of our patents and future patent applications and the enforcement or defense of our licensed and future patents.

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

Filing, prosecuting, and defending patents on product candidates in all jurisdictions throughout the world would be prohibitively expensive. Competitors may use our licensed and owned technologies in jurisdictions where we have not licensed or obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain or license patent protection, but where patent enforcement is not as strong as that in the United States, these products may compete with our product candidates in jurisdictions where we do not have any issued or licensed patents and any future patent claims, or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending its licensed and owned intellectual property both in the United States and abroad. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Depending upon the timing, duration, and specifics of FDA regulatory approval for our product candidates, one or more of our licensed U.S. patents or future U.S. patents that we may license or own may be eligible for limited patent term restoration under the Hatch-Waxman Amendments. In certain instances, the Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process. This period is generally one-half the time between the effective date of an investigational new drug application IND (falling after issuance of the patent), and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. The patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method of manufacturing it may be extended. However, we may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will not be lengthened and third parties, including our competitors, may obtain approval to market competing therapies sooner than we expect. As a result, our revenue from applicable therapies could be materially reduced and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Reliance on third-party manufacturers entails additional risks, including:

•           reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;

•           limitations on supply availability resulting from capacity and scheduling constraints of third parties;

•           the possible breach of manufacturing agreements by third parties because of factors beyond our control; and

•           the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us.

If we do not maintain our key manufacturing relationships or if our third-party manufacturers fail to comply with applicable regulations, we may need to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our products. If we do find replacement manufacturers and enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA, the EMA and other foreign regulatory authorities.

If any third-party manufacturer with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our product supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

In addition, we may from time to time in the future enter into additional arrangements with biopharmaceutical companies for the development or commercialization of our product candidates. We face significant competition in seeking such transactions with such collaborators. Moreover, collaboration arrangements are complex, and time consuming to negotiate, execute and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements, and the terms of these arrangements may not be favorable to us. If we collaborate with a third party for development and commercialization of a product candidate, we may be required to relinquish some or all of the control over that product candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations.

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

We currently do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing, and distribution of approved products. If any of our product candidates are approved for commercialization, we may be required to develop its sales, marketing, and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force is expensive and time-consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force that we do establish may not be capable of generating sufficient demand for our product candidates, if approved. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, we may be required to relinquish a portion of the revenues from product sales to those third parties. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws. Failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

Although we do not currently have any products on the market, our operations may be directly, or indirectly through our prescribers, consultants, customers, and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how it researches, markets, sells and distributes its product candidates for which it obtains marketing approval. For more information, see the section titled “Business – Government Regulation – Healthcare Laws & Reimbursement” in the 2025 Form 10-K.

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

Because we became a reporting company by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Our current company resulted from the business combination of Second Sight and NPM, completed in August 2022. Our main priority is the further development of our lead programs NPM-139 and NPM-133, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, our management team remained committed to identifying and exploring strategic options for our Neurostimulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems to help patients recover critical body functions.

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

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock”, because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

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

The market price for our common stock may from time to time fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock. The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•           results of clinical trials of our product candidates;

•           the timing of the release of results of our clinical trials;

•           results of clinical trials of our competitors’ products;

•           safety issues with respect to our products or our competitors’ products;

•           regulatory actions with respect to our products or our competitors’ products;

•           actual or anticipated fluctuations in our financial condition and operating results;

•           publication of research reports by securities analysts about us or our competitors or our industry;

•           our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•           additions and departures of key personnel;

•           strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•           the passage of legislation or other regulatory developments affecting us or our industry;

•           fluctuations in the valuation of companies perceived by investors to be comparable to us;

•           sales of our common stock by us, our insiders or our other stockholders;

•           speculation in the press or investment community;

•           announcement or expectation of additional financing efforts;

•           changes in accounting principles;

•           terrorist acts, acts of war or periods of widespread civil unrest;

•           natural disasters and other calamities;

•           changes in market conditions for biopharmaceutical stocks; and

•           changes in general market and economic conditions.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected

We will continue to incur increased costs as a result of being a public company and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

We are a smaller reporting company and for as long as we remain a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including the ability to present only the two most recent fiscal years of audited financial statements in our annual reports on Form 10-K, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our registration statements, if applicable, and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In 2023, a number of banks were placed into receivership. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors affecting the financial services industry or economy in general, such as these recent bank failures. These factors could also include, among others, liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry and the supervision thereof. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, which could have material adverse effect on our liquidity and on our business, financial condition or results of operations.

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

Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by global geopolitical disruptions, including various armed conflicts. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify the lingering impact the COVID-19 pandemic, or the future outbreak of any other highly infectious our contagious diseases, will have on our business operations in the future, which will depend on a variety of factors and future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate geographic spread of the disease, the duration, scope and severity of the pandemic, the duration and extent of travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and the pandemic. In addition, the short and long-term implications of military conflict, including recent U.S. and Israeli actions in Iran and Lebanon, Russia’s invasion of Ukraine and/or the Israel-Hamas war, are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of these and other conflicts and related actions may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict with Iran may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. To the extent the wars in Iran, Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

The United States has recently imposed significant tariffs on a range of imported goods, including a baseline tariff of 10% and higher rates targeting specific countries. In response, several countries have enacted retaliatory measures, and the situation remains unpredictable. While pharmaceutical end-products are currently excluded from certain tariffs, many of the raw materials, APIs, and other components used in the development and production of our product candidates may be subject to such tariffs. In addition, the U.S. Department of Commerce has initiated a Section 232 investigation to assess the national security implications of pharmaceutical and API imports. The outcome of this investigation could result in additional trade restrictions, including tariffs, consistent with ongoing efforts to reshore pharmaceutical manufacturing. Further, the United States and the European Union have announced the framework of a trade agreement that could impose a 15% tariff on most imports from the European Union, including pharmaceutical products and inputs. However, the details of this trade agreement remain uncertain, including whether and to what extent such agreement may be impacted by the results of the Section 232 investigation.

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

Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks.

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

At the federal level, HIPAA regulates “protected health information” (or “PHI”) and imposes rigorous privacy and security standards. While we are not a “covered entity” under HIPAA, we may receive PHI from our partners and be bound to protect such PHI in accordance with HIPAA pursuant to our contracts. In addition, we are subject to consumer protection regulation by the U.S. Federal Trade Commission (“FTC”) under its authority pursuant to Section 5 of the FTC Act. The FTC has used such authority to require businesses to adhere to reasonable privacy and security practices, and it has placed particular enforcement emphasis on protecting information relating to consumer health. At the state level, a wide range of privacy and security laws may apply to our business. For example, we may be subject to regulation by the California Consumer Privacy Act (“CCPA”) and similar state consumer privacy laws, which impose transparency and in some instances consent requirements, as well as granting consumers rights to access, correct, and delete their personal information, and opt out of certain uses and disclosures of such information. We may also be subject to state and federal laws imposing data breach notification requirements and other security standards. State laws regulating certain categories of data or activities, such as Washington’s My Health My Data Act, which governs consumer health data, and other state laws regulating biometric data, genetic data, neural data, and electronic eavesdropping may impose similar or more stringent requirements than the CCPA. Some state laws afford consumers a private right of action, and privacy litigation is a growing risk area, particularly in the health sector. Some, but not all, of these laws have carveouts for PHI regulated by HIPAA and health information we collect in the course of clinical trials. However, even the laws that have such carveouts may nonetheless apply to some of our activities, including in our website, marketing, patient recruitment, and engagements with our business partners.

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

We may use and integrate artificial intelligence (“AI”) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, environmental harms, and other harms may flow from any development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the European Union’s Artificial Intelligence Act (“AI Act”) is now in effect and is expected to undergo amendments, as introduced in the European Union’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

On March 21, 2023, we announced a proposed initial public offering (“IPO”) through a Form S-1 registration statement for Cortigent to fund the subsidiary’s operations separately from our company. On March 12, 2025, we announced the proposed spin-off of Cortigent into a fully independent, publicly traded company, and a Form 10 registration statement was filed with the SEC on May 29, 2025. Currently, both approaches are being considered to generate an opportunity for our stockholders to potentially realize value in Cortigent’s assets. In the IPO scenario, we would retain an ownership stake in Cortigent. In the Form 10 spin-off scenario, shares of Cortigent’s common stock would be distributed to the holders of our common stock. Completion of either the proposed spin-off effected through a Form 10 or the proposed IPO effected through a Form S-1 registration statement, will be subject to a number of factors and conditions, and there can be no assurance that the spin-off will be completed as anticipated, or at all. A failure to complete the spin-off could negatively affect the price of the shares of our common stock.

The spin-off may not have the benefits we anticipate.

The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. In the event that the spin-off does not have expected benefits, the costs associated with the transaction, including an expected increase in operating expenses, could have a negative effect on our financial condition. In addition, we cannot predict the effect of the spin-off on the trading price of shares of our common stock, and the market value of shares of our common stock may be less than, equal to or greater than the market value of shares of our common stock prior to the spin-off.

There could be significant income tax liability if the spin-off or certain related transactions are determined to be taxable for U.S. federal income tax purposes.

We expect that prior to completion of the spin-off we will receive an opinion from its U.S. tax counsel that concludes, among other things, that the spin-off of Cortigent and certain related transactions will qualify as tax-free to our company and our stockholders under Sections 355 and 368 of the U.S. Internal Revenue Code, subject to exceptions. Any such opinion is not binding on the IRS. Accordingly, while we believe the risk is low, the IRS may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinion. The opinion will rely on certain facts, assumptions, representations and undertakings from us and from Cortigent regarding the past and future conduct of the companies’ respective businesses and other matters, which, if incomplete, incorrect or not satisfied, could alter the conclusions of the party giving such opinion.

If the proposed spin-off ultimately is determined to be taxable, which we believe is unlikely, the spin-off could be treated as a taxable dividend to our stockholders for U.S. federal income tax purposes, and our stockholders could incur significant U.S. federal income tax liabilities. In addition, we would recognize a taxable gain to the extent that the fair market value of Cortigent common stock exceeds our tax basis in such stock on the date of the spin-off.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2026, we entered into a share purchase agreement with an entity affiliated with one of our independent directors for the purchase of an aggregate of 1,351,351 shares of our common stock at a purchase price of $1.48 per share, the last reported sale price of our common stock on January 23, 2026. This private placement of common stock resulted in gross proceeds of approximately $2.0 million.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     None

(b)    None

(c)     None

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

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

10.1

Share Purchase Agreement, dated January 25, 2026, between the Registrant and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2026).

10.2	Placement Agency Agreement dated January 25, 2026 (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 27, 2026).

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications of Principal Executive Officer and Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

*	Filed herewith.

**

This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vivani Medical, Inc.
Date: May 13, 2026	By:	/s/ Adam Mendelsohn
Chief Executive Officer
(Principle Executive Officer)

Date: May 13, 2026	By:	/s/ Anthony Baldor
Chief Financial Officer
(principle financial officer)