Form 10-Q
period 2026-06-30
Vivani Medical, Inc.
filed 2026-08-13
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the registrant had 90,203,356 shares of common stock, par value $0.0001 per share outstanding.

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

•         our ability to advance any product candidate into, and successfully complete, clinical trials;

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

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,894	$16,232
R&D tax credit incentive receivable	709	654
Prepaid expenses and other current assets	1,032	1,012
Total current assets	21,635	17,898
Property and equipment, net	2,850	2,879
Operating lease right-of-use assets, net	16,169	17,230
Restricted cash	892	1,338
Deposits and other assets	93	48
TOTAL ASSETS	$41,639	$39,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,195	$1,032
Accrued expenses	1,629	1,736
Litigation accrual	1,675	1,675
Accrued compensation expense	317	365
Lease liability, current portion	1,843	1,794
Total current liabilities	6,659	6,602
Lease liability, noncurrent portion	16,013	17,061
TOTAL LIABILITIES	22,672	23,663
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 89,410 and 76,428 at June 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	180,609	164,225
Accumulated other comprehensive income	32	30
Accumulated deficit	(161,683)	(148,533)
TOTAL STOCKHOLDERS' EQUITY	18,967	15,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,639	$39,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development, net of grants	$4,456	$4,759	$8,957	$8,976
General and administrative, net of grants	2,418	2,703	4,864	5,044
Total operating expenses	6,874	7,462	13,821	14,020
Loss from operations	(6,874)	(7,462)	(13,821)	(14,020)
Other income, net	504	318	671	574
Net loss	$(6,370)	$(7,144)	$(13,150)	$(13,446)
Net loss per common share - basic and diluted	$(0.07)	$(0.12)	$(0.16)	$(0.23)
Weighted average shares outstanding - basic and diluted	87,090	59,244	84,196	59,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(6,370)	$(7,144)	$(13,150)	$(13,446)
Other comprehensive income:
Foreign currency translation adjustments	-	39	2	33
Comprehensive loss	$(6,370)	$(7,105)	$(13,148)	$(13,413)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $37	9	-	(28)	-	-	(28)
Stock-based compensation expense	-	-	350	-	-	350
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(6,302)	(6,302)
Balance, March 31, 2025	59,244	6	139,802	42	(128,226)	11,624
Stock-based compensation expense	-	-	391	-	-	391
Foreign currency translation adjustments	-	-	-	39	-	39
Net loss	-	-	-	-	(7,144)	(7,144)
Balance, June 30, 2025	59,244	$6	$140,193	$81	$(135,370)	$4,910

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2026	76,428	$8	$164,225	$30	$(148,533)	$15,730
Issuance of common stock to related party in connection with 2025 Private Sales Transactions	5,179	-	5,650	-	-	5,650
Issuance of common stock in connection with 2026 Registered Direct Offering, net of issuance costs	1,689	-	2,174	-	-	2,174
Issuance of common stock to related party in connection with 2026 Private Placement, net of issuance costs	1,351	-	1,997	-	-	1,997
Stock-based compensation expense	-	-	312	-	-	312
Foreign currency translation adjustments	-	-	-	2	-	2
Net loss	-	-	-	-	(6,780)	(6,780)
Balance, March 31, 2026	84,647	8	174,358	32	(155,313)	19,085
Issuance of common stock to related party in connection with 2025 Private Sales Transactions, net of issuance costs	4,763	1	5,938	-	-	5,939
Stock-based compensation expense	-	-	313	-	-	313
Net loss	-	-	-	-	(6,370)	(6,370)
Balance, June 30, 2026	89,410	$9	$180,609	$32	$(161,683)	$18,967

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,150)	$(13,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258	204
Stock-based compensation	625	741
Non-cash lease expense	62	114
Gain on derecognition of contract liabilities	(335)	-
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	(55)	(241)
Prepaid expenses and other assets	(65)	412
Accounts payable	36	933
Accrued compensation expenses	(48)	13
Accrued expenses	441	20
Net cash used in operating activities	(12,231)	(11,250)
Cash flows from investing activities:
Purchases of property and equipment	(102)	(76)
Net cash used in investing activities	(102)	(76)
Cash flows from financing activities:
Issuance of common stock to related party in connection with 2025 Private Sales Transactions, net	11,589	-
Issuance of common stock in connection with 2026 Registered Direct Offering, net	2,174	-
Issuance of common stock to related party in connection with 2026 Private Placement, net	1,997	-
Payments on insurance premium loan	(213)	(237)
Net issuance costs in connection with the Sales Agreement	-	(28)
Net cash provided by (used in) financing activities	15,547	(265)
Effect of exchange rate changes on cash and cash equivalents	2	33

Net increase (decrease) in cash, cash equivalents and restricted cash	3,216	(11,558)
Cash, cash equivalents and restricted cash balance at beginning of period	17,570	19,690
Cash, cash equivalents and restricted cash balance at end of period	$20,786	$8,132

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2	$2
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$229	$12

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

Vivani resulted from the business combination of Second Sight Medical Products, Inc. (“Second Sight”) and Nano Precision Medical, Inc. (“NPM”). On August 30, 2022, Second Sight and NPM completed their merger pursuant to which NPM became a wholly owned subsidiary of Second Sight and the combined company of NPM and Second Sight was renamed Vivani Medical, Inc. Vivani’s main priority is the further development of its miniature, ultra long-acting drug implant candidate programs. In parallel, Vivani’s management team remains committed to enabling further development of its pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. Vivani subsequently contributed its Second Sight assets and certain liabilities to Cortigent, Inc. (“Cortigent”), its wholly owned subsidiary to advance its pioneering neurostimulation technology. The Company entered into a merger agreement between Cortigent and a wholly-owned subsidiary of Nasdaq-listed ClearOne, Inc. (Nasdaq: CLRO) dated July 1, 2026. In connection with that transaction, ClearOne is pursuing a financing which aims to raise $10 million to $15 million concurrently with the merger’s closing.

Liquidity, Capital Resources and Going Concern

Since inception, we have funded our operations primarily through sales of our common stock and warrants. We are not a revenue-generating organization, and we have incurred recurring operating losses and negative operating cash flows since inception. We expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. As a company that does not generate revenue and that develops novel biopharmaceutical products, we are subject to the risks and uncertainties associated with such a business, including limitations on our operating capital resources. We estimate that our existing cash and cash equivalents will be sufficient to fund our currently planned operations only through the second quarter of 2027, which is before the end of the one‑year evaluation period described below, and we will require additional capital to continue operating thereafter.

These conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

To address these conditions, in March 2025, May 2025, and August 2025, we entered into three equity purchase agreements providing for up to $21.2 million of aggregate gross proceeds through 19 tranche closings occurring from August 13, 2025 through July 15, 2026. The final tranche closed on July 15, 2026, and as of that date all shares issuable under these agreements had been issued, with no further proceeds available thereunder. For additional information, refer to Note 7, Equity Securities, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10‑Q.

Management's plans to fund operations beyond the second quarter of 2027 include transitioning Cortigent to a separate reporting company by the end of the third quarter of 2026 and raising additional capital. If the Cortigent transition is not completed in the third quarter of 2026 and we are unable to secure additional funding, we would need to discontinue Cortigent's operations to preserve liquidity through the second quarter of 2027. There can be no assurance that we will complete the Cortigent transition or that additional financing will be available to us on acceptable terms, or at all.

Because these plans are not fully within our control and their successful execution cannot be considered certain, management has concluded that its plans do not alleviate the substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews financial information presented for each of its segments. The Company has two reporting segments, specifically the Biopharm Division and Neurostimulation Division. Neither division is revenue producing. The Biopharm Division includes activities from NPM and Vivani Medical Australia Pty Ltd. The Neurostimulation Division includes activities from Cortigent and Cortigent’s subsidiary in Switzerland, effectively closed in 2025.

The Company’s long-term assets are located in the United States.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in our audited consolidated financial statements for the year ended December 31, 2025, included within the 2025 Form 10-K.

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive program. The Company recognizes the incentive when there is reasonable assurance that the eligible expenditures have been incurred, the amount can be reliably measured, and the Company will comply with all conditions of the program. Amounts earned under the program are recognized as a component of other income, net, in the condensed consolidated statements of operations in the period the eligible expenditures are incurred. Amounts recognized but not yet received are presented as an R&D tax credit incentive receivable in the condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2026

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU No. 2024-03”), which will improve the disclosures about a public business entity’s expenses and requires detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions such as cost of sales, selling, general and administrative, and research and development on the face of the income statement. ASU 2024-03 is effective for the Company for fiscal years beginning on January 1, 2027, and for interim periods within fiscal years beginning on January 1, 2028. Early adoption is permitted. The guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim periods within those annual periods. The guidance can be applied on a modified prospective, modified retrospective, or retrospective approach; early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

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

Foreign Operations

The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 include assets amounting to approximately $794,000 and $700,000, respectively, relating to the Company’s operations in Australia. Unanticipated events in foreign countries could disrupt the Company’s operations and impair the value of these assets.

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

Cash equivalents, which include certificates of deposit and money market funds, are the only financial instruments measured and recorded at fair value on the condensed consolidated balance sheets, and are valued using Level 1 inputs. As of June 30, 2026 and December 31, 2025, the Company did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. The Company did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three or six months ended June 30, 2026 and 2025.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$18,639	$18,639	$-	$-
Total	$18,639	$18,639	$-	$-

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$15,423	$15,423	$-	$-
Total	$15,423	$15,423	$-	$-

Note 5. Insurance Premium Financing

In September 2025, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance premiums for its professional liability policies. The amount financed was approximately $355,000 and incurs interest at an annual rate of 7.2%. The Company is required to make ten monthly payments of approximately $36,000 through July 2026. There was an outstanding balance of $36,000 as of June 30, 2026.

In September 2024, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance premiums for its professional liability policies. The amount financed is approximately $426,000 and incurs interest at a rate of 7.2%. The Company was required to make nine monthly payments of approximately $47,000 through July 2025. The amount had been fully repaid as of December 31, 2025.

Note 6. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Property and equipment at cost:
Equipment	$2,605	$4,161
Furniture and fixtures	380	380
Computer hardware	141	-
Computer software	30	30
Construction in progress	1,147	1,362
Total property and equipment	4,303	5,933
Accumulated depreciation	(1,453)	(3,054)
Property and equipment, net	$2,850	$2,879

Contract Liabilities

Contract liabilities of $335,000 as of December 31, 2025 were included in accrued expenses on the condensed consolidated balance sheet. This balance represented a reserve established in connection with a legacy Program Participation Agreement (the "PPA") originally entered into by Second Sight Medical Products, Inc., a predecessor entity, with a customer relating to the Company's discontinued Argus II retinal prosthesis. Under the PPA, the Company could have been required to refund the purchase price of the product to the extent the customer did not obtain third-party insurance reimbursement.

During the quarter ended June 30, 2026, the Company determined, based on the assessment of legal counsel, that the applicable contractual claim period and statute of limitations had expired and that the Company was no longer legally obligated under the PPA. Accordingly, the Company concluded that the obligation was no longer enforceable and derecognized the liability. Because the arrangement relates to a discontinued legacy product line and does not reflect revenue from the Company's current operations, the Company recorded the $335,000 derecognition as a gain within other income, net in the condensed consolidated statement of operations, rather than as product revenue or as a reduction of operating expenses. There was no balance of contract liabilities as of June 30, 2026.

Note 7. Equity Securities

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, with 89,409,706 issued and outstanding as of June 30, 2026. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with none issued as of June 30, 2026.

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

During the six months ended June 30, 2026, the Company did not issue any shares of common stock pursuant to the Sales Agreement. During the six months ended June 30, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 pursuant to the Sales Agreement. The Company paid expenses of $37,000, resulting in negative net proceeds of $28,000.

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

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors, and with another investor, to sell an aggregate of 7,936,507 shares of common stock in 12 tranche closings at a price of $1.26 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction are expected to be approximately $10.0 million. As of June 30, 2026, 11 of the 12 closings have occurred, at which an aggregate of 7,142,857 shares of common stock (out of the total 7,936,507) have been sold, for gross proceeds of approximately $9.0 million.

During the six months ended June 30, 2026, the Company issued 9,941,391 shares of common stock pursuant to the 2025 Private Sales Transactions, generating net proceeds of $11.6 million. The remaining shares issuable after June 30, 2026 under these agreements were issued upon completion of the final remaining tranche closing, which brought gross proceeds of approximately $1.0 million into the Company on July 15, 2026.

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

Note 8. Warrants

NPM, prior to the merger with Second Sight, issued common stock and equity classified warrants (collectively, the “unit” or “units”) in 2019, 2020 and 2021 for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table below and generally expire five years from the date of issuance at $3.15 per share exercise price, split adjusted, are transferable into one share of common stock and may be exercised on a cashless basis. The remaining warrants outstanding that were issued at $3.15 per unit prior to the merger with Second Sight will expire in December 2026, if not exercised sooner.

In connection with a securities purchase agreement entered on March 1, 2024, the Company issued equity classified warrants to purchase 3,947,368 shares of common stock at an exercise price of $3.80 per share. These warrants are exercisable immediately upon issuance and will expire three years following the date of issuance. The warrants are exercisable for cash at an exercise price of $3.80 per share and, if exercised in full, could result in aggregate proceeds to the Company of approximately $15.0 million. In the absence of an effective registration statement covering the issuance of the shares underlying the warrants, the warrants may be exercised on a cashless basis in accordance with their terms.

The warrants outstanding as of June 30, 2026 have no intrinsic value.

A summary of warrant activity for the six months ended June 30, 2026 is presented below (in thousands, except per share and contractual life data).

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2025	7,619	$3.49	0.9
Issued	-	-	-
Exercised	-	-	-
Forfeited or expired	(1,307)	$3.15	-
Warrants outstanding as of June 30, 2026	6,312	$3.56	0.6
Warrants exercisable as of June 30, 2026	6,312	$3.56	0.6

Note 9. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. On March 25, 2026, the Company’s board of directors adopted and approved an amendment and restatement of the 2022 Plan (the “2022 Amended Plan”). The 2022 Amended Plan was approved by the Company’s stockholders at the Annual Meeting on June 24, 2026, increasing the maximum number of shares authorized for issuance under the 2022 Amended Plan to 21,033,333 shares. No other provisions of the 2022 Plan were amended in the 2022 Amended Plan. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of June 30, 2026, 11,204,893 shares of common stock were available for future issuance under the 2022 Amended Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors, but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 Amended Plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Amended Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data).

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2025	8,366	$2.23	6.09
Granted	429	$1.20
Exercised	-	-
Forfeited or expired	(130)	$2.07
Options outstanding, vested and expected to vest as of June 30, 2026	8,665	$2.19	5.65
Options exercisable as of June 30, 2026	6,506	$2.49	4.75

The estimated aggregate intrinsic value of stock options exercisable as of June 30, 2026 was less than $0.1 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	800	$1.15
Granted	-	-
Vested and released	-	-
Forfeited or expired	-	-
Outstanding as of June 30, 2026	800	$1.15

During the six months ended June 30, 2026 the Company did not grant any RSUs. During the six months ended 2025 the Company granted 292,500 RSUs. Outstanding RSU are subject to market conditions which required our closing stock price to exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversary of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development, net	$149	$215	$302	$411
General and administrative, net	164	176	323	330
Total stock-based compensation expense	$313	$391	$625	$741

As of June 30, 2026, there was $1.8 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.2 years. As of June 30, 2026, there was $0.1 million of total unrecognized stock-based compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 1.3 years.

Fair Value Assumptions

Stock Options (Service Vesting)

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 were $0.95 and $0.89, respectively. The assumptions used in the Black-Scholes model for stock options are as follows:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.76% to 4.35%	3.99% to 4.39%
Expected dividend yield	-%	-%
Expected volatility	100%	100%
Expected term	5.31 to 6.08 years	5.25 to 6.08 years

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,370)	$(7,144)	$(13,150)	$(13,446)
Denominator:
Weighted average common shares outstanding - basic and diluted	87,090	59,244	84,196	59,240
Net loss per common share, basic and diluted	$(0.07)	$(0.12)	$(0.16)	$(0.23)

Because the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the periods ended June 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	June 30,
	2026	2025
Stock options issued and outstanding	8,665	8,407
Unvested restricted stock units issued and outstanding	800	988
Warrants to purchase common stock	6,312	8,248
Total	15,777	17,643

Note 11. Right-of-use Assets and Operating Lease Liabilities

The Company leases certain office, laboratory, research and development space for its use. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Operating lease cost for the operating lease is recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statements of operations. The lease agreements do not contain any material residual value guarantees or restrictive covenants. As most of the leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the right-of-use asset and lease liability because it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease. During the period ended June 30, 2026, $0.4 million of previously restricted cash was released upon a reduction in the collateral requirements under the letter of credit. Restricted cash was $0.9 million and $1.3 million on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

The Company also maintains short-term leases for offices and storage space that are not material, individually or in the aggregate, and are not recorded on the condensed consolidated balance sheets.

On October 1, 2025, the Company entered into a long-term sublease agreement to lease a manufacturing facility that will support, among other activities, Good Manufacturing Practices with the Company's clinical study test article. The stated term of the sublease commenced on October 1, 2025 and terminates on April 30, 2028. The Company's rental payment amounts to $35,000 per month plus operating expenses.

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets
Non-current assets	Right-of-use assets	$16,169	$17,230
Liabilities
Current	Current operating lease liabilities	$1,843	$1,794
Long-term	Long-term operating lease liabilities	$16,013	$17,061

Operating lease cost was $0.8 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively.

Variable lease cost, comprising primarily of common area maintenance charges and taxes, for the operating lease was $0.2 million and $0.2 million during the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.4 million during the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of June 30, 2026 (in thousands except weighted average data):

Year Ending December 31,	Amount
2026 (remaining)	$1,628
2027	3,313
2028	3,180
2029	3,156
2030	3,252
Thereafter	9,453
Total lease payments	$23,982
Less imputed interest	6,126
Total lease liabilities	$17,856

Weighted average discount rate	8.34%
Weighted average remaining lease term	7.07 years

Other information related to leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$798	$718	$1,589	$1,494

Note 12. Commitments and Contingencies

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require it to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

Based upon FDA approval of Argus II, which was obtained in February 2013, the Company was required to collect follow-up data from subjects enrolled in its pre-approval trial for a period of up to ten years post-implant. This requirement to collect follow-up data was halted in 2020 with FDA approval. In addition, the Company conducted three post-market studies to comply with FDA, French, and European post-market surveillance regulations and requirements and is conducting an early feasibility clinical study of Orion. The Company has contracted with various universities, hospitals, and medical practices to provide these services. Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended June 30, 2026 and 2025 were $43,000 and $1,000, respectively and during the six months ended June 30, 2026 and 2025 were $226,000 and $35,000, respectively.

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

Pixium

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between the Company and Pixium, the Company’s Board of Directors determined that the business combination with Pixium was not in the best interest of its stockholders. On April 1, 2021, the Company gave notice to Pixium that it was terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. The Company accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. The Company believes it has fulfilled its obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, the Company received notice that the Paris Commercial Court has rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that the Company already paid Pixium and which Pixium retained converted into euros at the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, the Company received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, because the Company has failed to enforce the judgment, Pixium has requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. Within two years of October 23, 2024, Vivani will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

The Company recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plans to continue its appeal against the preliminary judgment.

Oppenheimer

On January 26, 2024, Oppenheimer & Co. Inc. (“Oppenheimer”) filed a complaint asserting breach of contract and other claims against the Company and a party unrelated to the Company with respect to this matter, ThinkEquity LLC (the “Third Party”), arising from a placement agent agreement dated November 5, 2020, executed by and between the Company and Pixium in connection with a proposed business combination transaction with Pixium.  The complaint, filed in the Supreme Court of the State of New York, County of New York, Index No. 650421/2024, seeks recovery of no less than $1,625,000 in damages, plus costs and fees. On April 3, 2024, the Company filed a motion to dismiss the complaint. On May 3, 2024, the Third Party filed its own motion to dismiss. On June 12, 2025, the Court granted the Company’s motion in part and denied it in part, dismissing all claims except the first cause of action for breach of contract (the “Claim”), and the Court dismissed the complaint as against the Third Party. Oppenheimer and the Company are now commencing discovery on the Claim, which seeks the monetary damages referenced above. Each of the Company and Oppenheimer have filed notices of appeal. The Company has defenses to the Claim and intends to defend itself vigorously, but there can be no assurance as to the outcome of the litigation.

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

Note 13. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has two operating and reporting segments, the Biopharm Division and the Neurostimulation Division. The Company’s CODM is its Chief Executive Officer who reviews the Company between Biopharm and Neurostimulation divisions. The Company’s primary focus is the Biopharm Division. The Company is working to spin off the Neurostimulation Division. The measure of segment loss is reported on the condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company has not generated any product revenue since the merger of NPM and Second Sight. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it is a clinical stage biopharmaceutical company.

During the three months ended June 30, 2026, the Biopharm Division and Neurostimulation Division incurred operating expenses of $6.2 million and $0.2 million, respectively.

During the six months ended June 30, 2026, the Biopharm Division and Neurostimulation Division incurred operating expenses of $12.2 million and $0.9 million, respectively.

As of June 30, 2026, total assets for the Biopharm Division and the Neurostimulation Division were $41.1 million and $0.5 million, respectively.

The following table provides information related to the Company’s operating segments based upon the Company's net loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026			2025
	Biopharm Division	Neurostimulation Division	Total	Biopharm Division	Neurostimulation Division	Total
Operating expenses:
Personnel and related expenses	$2,638	$310	$2,948	$2,587	$298	$2,885
Office space rental related expenses	915	34	949	1,077	96	1,173
Development expenses	983	-	983	1,243	-	1,243
Professional services and insurance	1,160	121	1,281	1,500	234	1,734
Depreciation	128	-	128	98	2	100
Other general and administrative expenses	499	86	585	220	107	327
Other (income) expense, net	(169)	(335)	(504)	(359)	41	(318)
Segment net loss	$6,154	$216	$6,370	$6,366	$778	$7,144

	Six Months Ended June 30,
	2026			2025
	Biopharm Division	Neurostimulation Division	Total	Biopharm Division	Neurostimulation Division	Total
Operating expenses:
Personnel and related expenses	$5,248	$700	$5,948	$5,060	$519	$5,579
Office space rental related expenses	2,043	64	2,107	2,140	206	2,346
Development expenses	1,991	-	1,991	2,070	-	2,070
Professional services and insurance	2,218	341	2,559	2,817	466	3,283
Depreciation	258	-	258	198	6	204
Other general and administrative expenses	786	172	958	382	156	538
Other (income) expense, net	(334)	(337)	(671)	(656)	82	(574)
Segment net loss	$12,210	$940	$13,150	$12,011	$1,435	$13,446

Note 14. Subsequent Event

The Company evaluated subsequent events for recognition and disclosure through the date the condensed consolidated financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

Merger Agreement

On July 1, 2026, the Company entered into a merger agreement proposing to merge Cortigent with a wholly-owned subsidiary of Nasdaq-listed ClearOne, Inc. (Nasdaq: CLRO). In connection with that merger, ClearOne is pursuing a financing which aims to raise $10 million to $15 million concurrently with the merger’s closing.

As consideration for all of the issued and outstanding shares of common stock of Cortigent, the Company will receive 12,500,000 shares of common stock of ClearOne. It is anticipated that Vivani will be the majority owner of the combined company. ClearOne will be renamed “Cortigent Holdings, Inc.” (d/b/a Cortigent) and is expected to trade under Nasdaq ticker symbol CRGT.

The transactions have been unanimously approved by the boards of directors of Vivani and ClearOne, respectively, and are expected to close in the third quarter of 2026, subject to certain closing conditions.

SLIM-1 Dosing Completed

On August 8, 2026, the Company announced dosing had been completed for all participants in the SLIM-1 trial of NPM-139 (semaglutide) implant and that topline data for the trial is anticipated to be available in November, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.” The consolidated results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in conjunction with the “Risk Factors” included in Part II, Item 1A of this Form 10-Q.

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

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to enable patients to maintain continuous and therapeutic drug exposure levels with convenient once or twice-yearly administration while still offering patients the ability to rapidly reverse GLP-1 drug exposure in patients when cessation of therapy is needed or desired. Reversibility can be an important clinical consideration in certain situations including when a woman becomes pregnant or when patients undergoing surgery have an increased aspiration risk. In addition, NanoPortal aims to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists that produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implant candidates have the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which may translate into better health outcomes for patients in the real-world setting. Our lead program, NPM-139, is a miniature GLP-1 (semaglutide) implant designed for once- or twice-yearly administration, currently in development for chronic weight management in obese and overweight patients. NPM-139 achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for a full year after a single administration. We are also developing NPM-133, a miniature, six-month, GLP-1 (semaglutide) implant for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once-yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are developing NPM-115 (exenatide implant) for the treatment of chronic weight management, and OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs. OKV-119 is being developed in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

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

Our main priority is the further development of our miniature, ultra long-acting drug implant candidate programs. In parallel, our management team remains committed to enabling further development of Cortigent’s pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. To that end, on July 1, 2026, we entered into a merger agreement between Cortigent and a wholly-owned subsidiary of Nasdaq-listed ClearOne, Inc. (Nasdaq: CLRO). In connection with that transaction, ClearOne is pursuing a financing which aims to raise $10 million to $15 million concurrently with the merger’s closing.

On May 22, 2026, the Company entered into an agreement with Novo Nordisk ("Novo") that enables Novo to conduct a non-exclusive internal evaluation of NPM-139 semaglutide implants prepared by Vivani. The agreement was publicly disclosed on July 7, 2026. There are no exclusivity provisions for NPM-139 or the Company's proprietary NanoPortal technology associated with this agreement.

On July 29, 2026, the Company treated the first patient in the SLIM-1 trial of NPM-139 (semaglutide) implant and subsequently completed dosing all patients in the study one week later. We currently anticipate topline data for the trial will be available in November, 2026.

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

During the six months ended June 30, 2026, we issued 9,941,391 shares of our common stock pursuant to the 2025 Private Sales Transactions, generating net proceeds of $11.6 million. The remaining shares issuable after June 30, 2026 under these agreements were issued upon completion of the final remaining tranche closing, which brought gross proceeds of approximately $1.0 million into the Company on July 15, 2026.

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

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however, the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the six months ended June 30, 2026 and 2025 total grants offsetting against operating expenses were $0 and $35,000, respectively.

Liquidity

We have experienced recurring operating losses and negative operating cash flows since inception and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. To date, we have financed our working capital requirements through the recurring sale of our equity securities. We estimate that currently available cash will provide sufficient funds to enable us to meet our planned obligations through the second quarter of 2027. Our ability to operate as planned beyond such date is dependent on our ability to raise additional capital, however, there can be no assurances that we will be able to do so. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel pharmaceutical product candidates, including limitations on our operating capital resources and uncertain demand for our products. We expect our operating expenses to increase significantly as we continue our business operations, particularly as we prepare to initiate additional clinical trials and conduct our other research and development activities. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. If we are required to conduct additional nonclinical or clinical activities, or IND-enabling activities, our overall expenditures would increase. In addition, if we obtain marketing approval, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

Until such time that we can generate product revenues, if ever, we anticipate that we will fund our operations through public or private equity or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity, convertible debt or other equity-linked securities, the ownership interests of some or all of our common stockholders will be diluted, the holders of new equity securities may have priority rights over our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. If, for example, we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted as of June 30, 2026

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Recently Adopted Accounting Standards

There were no accounting standards adopted during the six months ended June 30, 2026, that had a material effect on the Company’s condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q for a more complete description of our significant accounting policies. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those described in the 2025 Form 10-K.

Results of Operations

Operating Expenses. We recognize our operating expenses as incurred in two general operational categories: research and development and general and administrative. Our operating expenses also include a non-cash component related to the recognition of stock-based compensation for research and development and general and administrative personnel. From time-to-time we have received grants from institutions or agencies, such as the NIH, to help fund some of the cost of our development efforts. We have recorded these grants as reductions to operating expenses.

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

Comparison of the Three Months Ended June 30, 2026 and 2025

Research and development expense, net of grants. Research and development expense, net of grants, during the three months ended June 30, 2026 was $4.5 million, compared to $4.8 million during the three months ended June 30, 2025. The decrease of $0.3 million, or 6%, was primarily attributable to a decrease in both the clinical trial related expense and development expense from our Biopharm Division.

General and administrative expense, net of grants. General and administrative expense, net of grants, during the three months ended June 30, 2026 was $2.4 million, compared to $2.7 million during the three months ended June 30, 2025. The decrease of $0.3 million, or 11%, was primarily attributable to a decrease in professional services from our Neurostimulation Division and our Biopharm Division.

Other income, net. Other income, net during the three months ended June 30, 2026 was $0.5 million, compared to $0.3 million during the three months ended June 30, 2025. The increase of $0.2 million was primarily attributable to the derecognition of a contract liability previously held by the Neurostimulation Division, offset by lower interest income earned during the period.

Net loss. For the foregoing reasons, we had a net loss of $6.4 million during the three months ended June 30, 2026 compared to $7.1 million during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Research and development expense, net of grants. Research and development expense, net of grants, during the six months ended June 30, 2026 was $9.0 million, compared to $9.0 million during the six months ended June 30, 2025. The change was insignificant.

General and administrative expense, net of grants. General and administrative expense, net of grants, during the six months ended June 30, 2026 was $4.9 million, compared to $5.0 million during the six months ended June 30, 2025. The decrease of $0.1 million, or 2%, was primarily attributable to a decrease in professional services from our Neurostimulation Division and our Biopharm Division.

Other income, net. Other income, net during the six months ended June 30, 2026 was $0.7 million, compared to $0.6 million during the six months ended June 30, 2025. The increase of $0.1 million was primarily attributable to the derecognition of a contract liability previously held by the Neurostimulation Division, offset by lower interest income earned during the period.

Net loss. For the foregoing reasons, we had a net loss of $13.2 million during the six months ended June 30, 2026 compared to $13.4 million during the six months ended June 30, 2025.

Cash Flows from Operating Activities

During the six months ended June 30, 2026, we used $12.2 million of cash in operating activities, consisting primarily of a net loss of $13.2 million, partially offset by a $0.3 million net change in operating assets and liabilities, and non-cash items totaling $0.6 million.

During the six months ended June 30, 2025, we used $11.3 million of cash in operating activities, consisting primarily of a net loss of $13.4 million, partially offset by a $1.1 million net change in operating assets and liabilities, and non-cash items totaling $1.1 million for stock-based compensation, lease expense, and depreciation of property and equipment.

Cash Flows from Investing Activities

Cash used for investing activities during the six months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively, for the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $15.5 million during the six months ended June 30, 2026, primarily attributable to net proceeds of $2.2 million from a registered direct offering with a placement agent and $13.6 million from other securities purchase agreements with an affiliate of one of our independent directors and another investor, offset by $0.2 million of principal payments for the insurance premium loan.

Cash used in financing activities was $0.3 million during the six months ended June 30, 2025, primarily attributable to $0.2 million of principal payments for the insurance premium loan, and $28,000 net financing costs associated with the common stock sales in connection with the Sales Agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds and short-term certificates of deposits (“CDs”). In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2026, our cash equivalents consisted of money market funds deposited at Merrill Lynch, CDs at JPMorgan Chase bank, and restricted cash as collateral for our lease.

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

As of June 30, 2026, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pixium

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

As described in our annual report on Form 10-K for the year ended December 31, 2020, we had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium Vision SA (“Pixium”). In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our stockholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected our offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claim damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000. On December 8, 2022, we received notice that the Paris Commercial Court has rendered its judgement, including finding that our termination of the MOU was not valid. In the judgment, we were ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid for, a net amount payable of approximately €1,552,220. On May 24, 2023, we filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for us to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order us to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained and converted into euros on the date of the judgment. Thereafter Pixium filed its brief with Paris Court of Appeal and filed a cross-appeal on January 18, 2024. Meanwhile, we received notice that the Paris Commercial Court had opened safeguard proceedings against Pixium by judgment dated October 9, 2023, then in its judgment dated November 13, 2023, converted safeguard proceedings into receivership, and in its judgment dated January 31, 2024, converted Pixium’s receivership proceedings to liquidation proceedings, the transfer plan being rejected. As a result, Pixium’s liquidator intervened on behalf of Pixium in the pending proceedings before the Paris Court of Appeal and filed its brief on March 21, 2024. We filed our brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, because we have failed to enforce the judgment, Pixium requested the pre-trial judge to strike out our appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out our appeal for failure to enforce the decision. Within two years of October 23, 2024, we will have to request that the case be reinstated on the court's docket, providing evidence that the judgment has been fully enforced or, at the very least, that an agreement has been reached. Failing this, the appeal proceedings will lapse.

We recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plan to continue our appeal against the preliminary judgment.

Oppenheimer

On January 26, 2024, Oppenheimer & Co. Inc. (“Oppenheimer”) filed a complaint asserting breach of contract and other claims against us and an unrelated party with respect to this matter, ThinkEquity LLC (the “Third Party”), arising from a placement agent agreement dated November 5, 2020, executed by and between our company and Pixium in connection with a proposed business combination transaction with Pixium. The complaint, filed in the Supreme Court of the State of New York, County of New York, Index No. 650421/2024, seeks recovery of no less than $1,625,000 in damages, plus costs and fees. On April 3, 2024, we filed a motion to dismiss the complaint. On May 3, 2024, the Third Party filed its own motion to dismiss. On June 12, 2025, the Court granted our motion in part and denied it in part, dismissing all claims except the first cause of action for breach of contract (the “Claim”), and the Court dismissed the complaint as against the Third Party. We and Oppenheimer are now commencing discovery on the Claim, which seeks the monetary damages referenced above. We and Oppenheimer have each filed notices of appeal. We have defenses to the Claim and intend to defend ourselves vigorously, but there can be no assurance as to the outcome of the litigation.

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

We are a clinical-stage biopharmaceutical company. In August 2022, we completed a business combination of Second Sight and NPM, to form our current company. Following the business combination, we are focusing primarily on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implant candidates capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. Our pipeline includes our current product candidates NPM-139, NPM-133, NPM-115 and OKV-119. We have partnered with Okava for the development of product candidate OKV-119. We have completed a Phase 1 study of NPM-115, and we plan to initiate Phase 1 clinical trials for NPM-139 and NPM-133 in mid-2026. OKV-119 is in development for use in treating cardiometabolic disorders in dogs and cats. None of our drug candidates have been approved for marketing or sale in any country or territory.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to successfully complete clinical trials or obtain marketing approval for any of our product candidates or otherwise successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We have not generated any revenues to date, and we continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred operating losses in every reporting period since our inception. During the six months ended June 30, 2026 and 2025, we reported net losses of $13.2 million and $13.4 million, respectively, and during the years ended December 31, 2025 and 2024, we reported net losses of $26.6 million and $23.5 million, respectively. We had an accumulated deficit of $161.7 million as of June 30, 2026.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive, and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash, and we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to conduct clinical trials of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we will incur significant costs associated with sales, marketing, manufacturing, and distribution activities. Our expenses could increase beyond expectations if required by the FDA or other foreign regulatory agencies to perform clinical trials or preclinical studies in addition to those that we currently anticipate. Other unanticipated costs may also arise. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we may not be able to reasonably estimate the actual amount of resources and funding that will be necessary to successfully complete the development and commercialization of any product candidate. We are not permitted to market or promote any product candidate before it receives marketing approval from the regulatory authorities. Accordingly, we will need to obtain substantial additional funding in order to continue our operations and pursue our business objectives.

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

Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by global geopolitical disruptions, including various armed conflicts. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify what impact a future outbreak of any highly infectious our contagious disease will have on our business operations in the future, which will depend on a variety of factors and future developments and are highly uncertain and cannot be predicted with confidence. In addition, the short and long-term implications of military conflict, including recent U.S. and Israeli actions in Iran and Lebanon, Russia’s invasion of Ukraine and/or the Israel-Hamas war, are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of these and other conflicts and related actions may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. To the extent the wars in Iran, Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

3.2	Bylaws of Vivani Medical, Inc. effective July 6, 2023 (incorporated by reference to Exhibit 3.2 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 10, 2023).

10.1	Amended and Restated 2022 Omnibus Incentive Plan (incorporated by reference to Annex A in the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 29, 2026)

31.1*	Certification of Principal Executive Officer of Vivani Medical, Inc. pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer of Vivani Medical, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Vivani Medical, Inc.
Date: August 13, 2026	By:	/s/ Adam Mendelsohn
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Anthony Baldor
Chief Financial Officer
(Principal financial officer)