Form 10-Q
period 2026-09-30
Vivani Medical, Inc.
filed 2026-11-12
CIK 1266806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15-(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                            Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                                      Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2026, the registrant had 90,203,356 shares of common stock, par value $0.0001 per share outstanding.

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

•         our ability to successfully scale manufacturing operations in a manner that enables us to complete our clinical trials and, if our product candidates are approved, to meet commercial demand;

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

•         Final marketing approval of NPM-139, NPM-133 or any of our other product candidates by the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,591	$16,232
R&D tax credit incentive receivable	305	654
Prepaid expenses and other current assets	937	1,012
Total current assets	15,833	17,898
Property and equipment, net	2,763	2,879
Operating lease right-of-use assets, net	15,713	17,230
Restricted cash	892	1,338
Deposits and other assets	109	48
TOTAL ASSETS	$35,310	$39,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,210	$1,032
Accrued expenses	1,361	1,736
Litigation accrual	1,790	1,675
Accrued compensation expense	319	365
Lease liability, current portion	1,905	1,794
Total current liabilities	6,585	6,602
Lease liability, noncurrent portion	15,507	17,061
TOTAL LIABILITIES	22,092	23,663
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 per share; 300,000 shares authorized; shares issued and outstanding: 90,300 and 76,428 at September 30, 2026 and December 31, 2025, respectively	9	8
Additional paid-in capital	182,110	164,225
Accumulated other comprehensive income	32	30
Accumulated deficit	(168,933)	(148,533)
TOTAL STOCKHOLDERS' EQUITY	13,218	15,730
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,310	$39,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$5,021	$4,519	$13,978	$13,496
General and administrative	2,511	2,206	7,375	7,250
Total operating expenses	7,532	6,725	21,353	20,746
Loss from operations	(7,532)	(6,725)	(21,353)	(20,746)
Other income, net	282	195	953	770
Net loss	$(7,250)	$(6,530)	$(20,400)	$(19,976)
Net loss per common share - basic and diluted	$(0.08)	$(0.11)	$(0.24)	$(0.34)
Weighted average shares outstanding - basic and diluted	90,119	59,711	86,192	59,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Comprehensive loss	2026	2025	2026	2025
Net loss	$(7,250)	$(6,530)	$(20,400)	$(19,976)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	60	2	93
Comprehensive loss	$(7,250)	$(6,470)	$(20,398)	$(19,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	59,235	$6	$139,480	$48	$(121,924)	$17,610
Issuance of common stock in connection with the Sales Agreement, net of issuance costs of $37	9	-	(28)	-	-	(28)
Stock-based compensation expense	-	-	350	-	-	350
Foreign currency translation adjustments	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	(6,302)	(6,302)
Balance, March 31, 2025	59,244	6	139,802	42	(128,226)	11,624
Stock-based compensation expense	-	-	391	-	-	391
Foreign currency translation adjustments	-	-	-	39	-	39
Net loss	-	-	-	-	(7,144)	(7,144)
Balance, June 30, 2025	59,244	$6	$140,193	$81	$(135,370)	$4,910
Issuance of common stock in connection with the Private Sales Transaction, net of issuance costs of $57	2,267	-	2,593	-	-	2,593
Stock-based compensation expense	-	-	276	-	-	276
Foreign currency translation adjustments	-	-	-	60	-	60
Net loss	-	-	-	-	(6,530)	(6,530)
Balance, September 30, 2025	61,511	$6	$143,062	$141	$(141,900)	$1,309

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2026	76,428	$8	$164,225	$30	$(148,533)	$15,730
Issuance of common stock to related party in connection with 2025 Private Sales Transactions, net of issuance costs	5,179	-	5,650	-	-	5,650
Issuance of common stock in connection with 2026 Registered Direct Offering, net of issuance costs	1,689	-	2,174	-	-	2,174
Issuance of common stock to related party in connection with 2026 Private Placement, net of issuance costs	1,351	-	1,997	-	-	1,997
Stock-based compensation expense	-	-	312	-	-	312
Foreign currency translation adjustments	-	-	-	2	-	2
Net loss	-	-	-	-	(6,780)	(6,780)
Balance, March 31, 2026	84,647	8	174,358	32	(155,313)	19,085
Issuance of common stock to related party in connection with 2025 Private Sales Transactions, net of issuance costs	4,763	1	5,938	-	-	5,939
Stock-based compensation expense	-	-	313	-	-	313
Net loss	-	-	-	-	(6,370)	(6,370)
Balance, June 30, 2026	89,410	$9	$180,609	$32	$(161,683)	$18,967
Issuance of common stock to related party in connection with 2025 Private Sales Transactions, net of issuance costs	793	-	1,000	-	-	1,000
Exercise of stock options	97	-	123	-	-	123
Stock-based compensation expense	-	-	378	-	-	378
Net loss	-	-	-	-	(7,250)	(7,250)
Balance, September 30, 2026	90,300	$9	$182,110	$32	$(168,933)	$13,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(20,400)	$(19,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	387	309
Stock-based compensation	1,003	1,017
Non-cash lease expense	74	153
Gain on derecognition of contract liabilities	(335)	-
Changes in operating assets and liabilities:
R&D tax credit incentive receivable	349	(411)
Prepaid expenses and other assets	14	1,062
Accounts payable	9	174
Accrued compensation expenses	(46)	14
Accrued expenses	324	57
Net cash used in operating activities	(18,621)	(17,601)
Cash flows from investing activities:
Purchases of property and equipment	(102)	(899)
Net cash used in investing activities	(102)	(899)
Cash flows from financing activities:
Issuance of common stock to related party in connection with 2025 Private Sales Transactions, net	12,589	2,593
Issuance of common stock in connection with 2026 Registered Direct Offering, net	2,174	-
Issuance of common stock to related party in connection with 2026 Private Placement, net	1,997	-
Exercise of stock options	123	-
Gross proceeds from insurance premium loan	-	355
Payments on insurance premium loan	(249)	(237)
Net issuance costs in connection with the Sales Agreement	-	(28)
Net cash provided by financing activities	16,634	2,683
Effect of exchange rate changes on cash and cash equivalents	2	93

Net decrease in cash, cash equivalents and restricted cash	(2,087)	(15,724)
Cash, cash equivalents and restricted cash balance at beginning of period	17,570	19,690
Cash, cash equivalents and restricted cash balance at end of period	$15,483	$3,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2	$2
Non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	$271	$443

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIVANI MEDICAL, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization and Business Operations

Vivani Medical, Inc. (“Vivani,” the “Company,” “we,” “us,” “our” or similar terms) is a clinical-stage biopharmaceutical company that develops miniature, ultra long-acting subdermal drug implant candidates utilizing its proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. Vivani uses this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

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

On July 1, 2026, the Company entered into a merger agreement between Cortigent and a wholly-owned subsidiary of Nasdaq-listed ClearOne, Inc. (Nasdaq: CLRO). In connection with that transaction, ClearOne is pursuing a financing which aims to raise $10 million to $15 million concurrently with the merger’s closing.

Liquidity, Capital Resources and Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and which assumes timely execution for certain of management’s plans including the transition of Cortigent to becoming a separate reporting company by the end of the fourth quarter of 2026.

From inception, our operations have been funded primarily through the sales of our common stock and warrants. We are subject to the risks and uncertainties associated with a business that does not generate revenue and that is developing novel biopharmaceutical products, including limitations on our operating capital resources. We have incurred recurring operating losses and negative operating cash flows since inception, and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future.

To address these conditions, in March 2025, May 2025, and August 2025, we entered into three equity purchase agreements providing for up to $21.2 million of aggregate gross proceeds through 19 tranche closings occurring from August 13, 2025, through July 15, 2026. The final tranche closed on July 15, 2026 and no further proceeds are available under these agreements. For additional information, refer to Note 7, Equity Securities, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We estimate that our existing cash and cash equivalents will be sufficient to fund our currently planned operations only through the first quarter of 2027. Accordingly, we will require additional capital to fund our operations beyond that period. Our plans include completing the transition of Cortigent to becoming a separate reporting company by the end of the fourth quarter of 2026 and obtaining additional financing. However, there can be no assurance that the transition will be completed within the anticipated timeframe or that additional financing will be available when needed or on acceptable terms. If we are unable to complete the transition or obtain sufficient additional funding, we would need to discontinue Cortigent’s operations to preserve our available liquidity.

Our recurring operating losses and negative operating cash flows, together with our existing liquidity and need for additional capital to fund operations beyond the first quarter of 2027, raise substantial doubt about our ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued. Management’s plans described above do not alleviate this substantial doubt.

Note 2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

These interim unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In the Company’s opinion, the interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of its financial position and its results of operations and cash flows for periods presented. These condensed consolidated financial statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025, included within its Annual Report on Form 10-K filed with the SEC on March 26, 2026 (the “2025 Form 10-K”). The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year or any other interim period or any future year or period.

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

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

Operating Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision-maker, its Chief Executive Officer, reviews financial information presented for each of its segments. The Company has two reporting segments, specifically the Biopharm Division and Neurostimulation Division. Neither division is revenue producing. The Biopharm Division includes activities from NPM and Vivani Medical Australia Pty Ltd. The Neurostimulation Division includes activities from Cortigent and Cortigent’s subsidiary in Switzerland, which was effectively closed in 2025.

The Company’s long-term assets are located in the United States.

Significant Accounting Policies

The Company’s significant accounting policies are set forth in its audited consolidated financial statements for the year ended December 31, 2025, included within the 2025 Form 10-K.

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian Research and Development Tax Incentive program (the “Tax Incentive Program”). The Company recognizes the incentive when there is reasonable assurance that the eligible expenditures have been incurred, the amount can be reliably measured, and the Company will comply with all conditions of the program. Amounts earned under the program are recognized as a component of other income, net, in the condensed consolidated statements of operations in the period the eligible expenditures are incurred. Amounts recognized but not yet received are presented as an R&D tax credit incentive receivable in the condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2026

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

Note 3. Concentration of Risk

Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and money market funds. The Company maintains cash and money market funds with financial institutions that management deems credit worthy, and at times, cash balances may be in excess of Federal Deposit Insurance Corporation (“FDIC”) and Securities Investor Protection Corporation (“SIPC”) insurance limits of $250,000 and $500,000 (including cash of $250,000), respectively.

Foreign Operations

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 include assets amounting to approximately $693,000 and $700,000, respectively, relating to the Company’s operations in Australia. Unanticipated events in foreign countries could disrupt the Company’s operations and impair the value of these assets.

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

Cash equivalents, which include money market funds, are the only financial instruments measured and recorded at fair value on the condensed consolidated balance sheets, and are valued using Level 1 inputs. As of September 30, 2026 and December 31, 2025, the Company did not have any Level 1 financial liabilities or any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis. The Company did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three or nine months ended September 30, 2026 and 2025.

The following table summarizes assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$13,333	$13,333	$-	$-
Total	$13,333	$13,333	$-	$-

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$15,423	$15,423	$-	$-
Total	$15,423	$15,423	$-	$-

Note 5. Insurance Premium Financing

In September 2025, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance premiums for its professional liability policies. The amount financed was approximately $355,000 and incurred interest at an annual rate of 7.2%. The Company was required to make ten monthly payments of approximately $36,000 through July 2026. The amount had been fully repaid as of September 30, 2026.

Note 6. Selected Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Property and equipment at cost:
Equipment	$2,603	$4,161
Furniture and fixtures	380	380
Computer hardware	116	-
Computer software	30	30
Construction in progress	1,103	1,362
Total property and equipment	4,232	5,933
Accumulated depreciation	(1,469)	(3,054)
Property and equipment, net	$2,763	$2,879

Contract Liabilities

Contract liabilities of $335,000 as of December 31, 2025 were included in accrued expenses on the condensed consolidated balance sheet. This balance represented a reserve established in connection with a contract originally entered into by Second Sight Medical Products, Inc., a predecessor entity, related to a discontinued sales product. The Company could have been required to refund the purchase price of the product to the extent that certain contract provisions were unmet.

During the quarter ended June 30, 2026, the Company determined that the applicable contract provisions had expired and that the Company was no longer legally obligated under the contract. Accordingly, the Company concluded that the obligation was no longer enforceable and derecognized the liability. Because the arrangement relates to a discontinued product and does not reflect revenue from the Company's current operations, the Company recorded the $335,000 derecognition as a gain within other income, net in the interim condensed consolidated statement of operations, rather than as product revenue or as a reduction of operating expenses.

There was no balance of contract liabilities as of September 30, 2026.

Note 7. Equity Securities

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, with 90,300,230 issued and outstanding as of September 30, 2026. In addition, the Company is authorized to issue 10,000,000 shares of preferred stock with none issued as of September 30, 2026.

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

During the nine months ended September 30, 2026, the Company did not issue any shares of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2025, the Company issued 9,215 shares of common stock for gross proceeds of $10,000 pursuant to the Sales Agreement. The Company paid expenses of $37,000, resulting in negative net proceeds of $27,000.

2025 Private Sales Transactions

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

On August 11, 2025, the Company entered into a share purchase agreement with an entity affiliated with one of its independent directors, and with another investor, to sell an aggregate of 7,936,507 shares of common stock in 12 tranche closings at a price of $1.26 per share, representing the closing price of the Company’s common stock on Nasdaq on that date. Gross proceeds from this transaction were approximately $10.0 million.

During the nine months ended September 30, 2026, the Company issued 10,735,041 shares of common stock pursuant to the 2025 Private Sales Transactions, generating net proceeds of $12.6 million. All shares issuable under these agreements have been issued, with no further proceeds available thereunder.

2026 Private Placement and Registered Direct Offering

On January 25, 2026, the Company entered into a share purchase agreement with a related party entity affiliated with one of its independent directors for the purchase of an aggregate of 1,351,351 shares of common stock of the Company at a purchase price of $1.48 per share, the last reported sale price of the common stock on January 23, 2026 (the “2026 Private Placement”). This private placement of common stock resulted in net proceeds of approximately $2.0 million to the Company.

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

Note 8. Warrants

In 2019, 2020 and 2021, NPM issued common stock and equity classified warrants (collectively, the “unit” or “units”) for $3.15 per unit. Outstanding warrants to purchase common stock are shown in the table below and generally expire five years from the date of issuance at $3.15 per share exercise price, split adjusted, are transferable into one share of common stock and may be exercised on a cashless basis. The remaining warrants outstanding that were issued at $3.15 per unit will expire in December 2026, if not exercised sooner.

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

The warrants outstanding as of September 30, 2026 have no intrinsic value.

A summary of warrant activity for the nine months ended September 30, 2026 is presented below (in thousands, except per share and contractual life data):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding as of December 31, 2025	7,619	$3.49	0.9
Issued	-	-	-
Exercised	-	-	-
Forfeited or expired	(2,297)	$3.15	-
Warrants outstanding as of September 30, 2026	5,322	$3.63	0.4
Warrants exercisable as of September 30, 2026	5,322	$3.63	0.4

Note 9. Stock-Based Compensation

Equity Incentive Plan

The Vivani Medical, Inc. 2022 Omnibus Incentive Plan (the “2022 Plan”) became effective on August 30, 2022. Under the 2022 Plan, 10,033,333 shares were authorized for issuance at its effective date. On March 25, 2026, the Company’s board of directors adopted and approved an amendment and restatement of the 2022 Plan (the “2022 Amended Plan”). The 2022 Amended Plan was approved by the Company’s stockholders at the Annual Meeting on June 24, 2026, increasing the maximum number of shares authorized for issuance under the 2022 Amended Plan to 21,033,333 shares. No other provisions of the 2022 Plan were amended in the 2022 Amended Plan. The maximum number of shares with respect to which stock awards could be granted is offset and reduced by stock awards previously granted under the 2022 Plan. As of September 30, 2026, 10,360,029 shares of common stock were available for future issuance under the 2022 Amended Plan pursuant to stock awards that had not previously been granted.

For stock option grants, the option price is determined by the Board of Directors, but cannot be less than the fair value of the shares at the grant date. Generally, the options vest ratably over four years and expire ten years from the grant date. The 2022 Amended Plan provides for accelerated vesting if there is a change of control, as defined in the 2022 Amended Plan.

Stock Options

A summary of stock option activity is presented below (in thousands, except per share and contractual life data):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price	Life
	Shares	Per Share	(in Years)
Options outstanding as of December 31, 2025	8,366	$2.23	6.09
Granted	1,346	$1.27
Exercised	(97)	$1.27
Forfeited or expired	(494)	$2.22
Options outstanding, vested and expected to vest as of September 30, 2026	9,121	$2.10	6.12
Options exercisable as of September 30, 2026	6,289	$2.47	4.97

The estimated aggregate intrinsic value of stock options exercisable as of September 30, 2026 was approximately $0.1 million.

Restricted Stock Units (RSUs)

A summary of restricted stock activity and related information (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	800	$1.15
Granted	293	1.17
Vested and released	-	-
Forfeited or expired	-	-
Outstanding as of September 30, 2026	1,093	$1.16

During the nine months ended September 30, 2026, the Company granted 292,500 RSUs. During the nine months ended September 30, 2025 the Company granted 292,500 RSUs. Outstanding RSUs are subject to market conditions which require our closing stock price to equal or exceed $3.15 per share for three consecutive days in the four years from grant date for the RSUs to vest. Upon achievement of the market condition, one-third of the award will vest, and thereafter, one-third of the award will vest on the first and second anniversaries of the achievement date, subject to the recipient’s continued service through each applicable vesting date.

Stock-Based Compensation Expense

The following table summarizes total stock-based compensation expense for stock options and RSUs, which is included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$195	$227	$497	$638
General and administrative	183	49	506	379
Total stock-based compensation expense	$378	$276	$1,003	$1,017

As of September 30, 2026, there was $2.5 million of total unrecognized stock-based compensation expense related to outstanding stock options that will be recognized over a weighted average period of 1.5 years. As of September 30, 2026, there was $0.4 million of total unrecognized stock-based compensation expense related to outstanding RSUs that will be recognized over a weighted average period of 1.7 years.

Fair Value Assumptions

Stock Options (Service Vesting)

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $1.02 and $0.91, respectively. The assumptions used in the Black-Scholes model for stock options are as follows:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.76% to 4.41%	3.93% to 4.39%
Expected dividend yield	-%	-%
Expected volatility	100%	100%
Expected term	5.17 to 6.08 years	5.25 to 6.08 years

Restricted Stock Units (RSUs)

The assumptions used to estimate the fair value of the performance-based restricted stock units granted during the nine months ended September 30, 2026 and 2025 was valued using a Monte Carlo simulation were as follows:

	Nine Months Ended September 30,
	2026	2025
RSUs Granted	292,500	292,500
Valuation date stock price	$1.31	$1.03
Risk-free interest rate	4.28%	3.99%
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Simulation term	4 Years	4 Years

The steps involved in utilizing the Monte Carlo simulation in order to value the performance-based RSUs included the following:

1.       Projection of the Company’s Common Stock Value. The performance-based RSUs were measured based on the Company’s underlying common stock value over the performance period (four years following the valuation date).

Additionally, the Company considered the two-year vesting period following achievement of the performance condition. Accordingly, the Company’s common stock value was simulated over a six-year period to capture iterations through which the performance condition was satisfied on the Performance Period End Date. The analysis involved projecting the Company’s common stock value starting with its current common stock value. The forecasted stock price was based on the Geometric Brownian motion (“GBM”), and the Monte Carlo simulation generated random variables using the GBM to forecast the Company’s stock price on a daily basis over the specified period assuming 252 trading days per year. The Monte Carlo simulation for the Particle Swarm Optimization (“PSO”) utilized the following assumptions:

•         Beginning Stock Price. As of the valuation date, the Company is a publicly traded company with an observable share price. Therefore, the publicly traded share price as of the valuation date was utilized as the beginning stock value.

•         Drift Rate. In determining the value of the instrument in the risk-neutral framework, risk-free rates were estimated based on the applicable treasury rate for the projection period. For each simulation, the term of the risk-free rate was based on the term from the valuation date through the latest date on which the award could vest (i.e., two years following the Performance Period End Date). Please note that, for the purposes of calculating the service period associated with the RSUs, the Company's cost of equity was utilized as the drift rate.

•         Volatility. The total equity volatility (standard deviation) was based on a total equity volatility analysis.

•         Period. The period was measured as the number of years from the valuation date through the latest date on which the award could vest.

•         Dividends. The Company has not historically paid dividends nor does it expect to pay dividends going forward. As such, no dividends were considered in the analysis.

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

3.       Performance-Based RSU Value Conclusion. The proceeds from the vesting of common shares were then discounted to the valuation date using the applicable risk-free rate, which is consistent with the assumption utilized to project stock prices in the Monte Carlo simulation. For the purposes of calculating the weighted service period associated with the RSUs, a separate simulation was performed using the Company’s cost of equity as the drift rate. The service period was then determined based on the median Hurdle Achievement Date.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7,250)	$(6,530)	$(20,400)	$(19,976)
Denominator:
Weighted average common shares outstanding - basic and diluted	90,119	59,711	86,192	59,399
Net loss per common share, basic and diluted	$(0.08)	$(0.11)	$(0.24)	$(0.34)

Because the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods presented, as the inclusion of all potential common stock equivalents outstanding would have been antidilutive.

During the periods ended September 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive (in thousands).

	September 30,
	2026	2025
Stock options issued and outstanding	9,121	8,406
Unvested restricted stock units issued and outstanding	1,093	800
Warrants to purchase common stock	5,322	7,979
Total	15,536	17,185

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

On November 21, 2022, Vivani entered into a triple net lease agreement for a single building with 43,645 square feet of space in Alameda, California. The stated term of the lease commenced on June 1, 2023 and terminates on September 30, 2033, ten years and four months. The lease term is based on the non-cancellable period in the lease agreement. There are two options to extend the lease, each for a term of five years; however, the extension options were not included in the measurement of the right-of-use asset and lease liability because it is not reasonably certain that the Company will exercise such extension options. Payments increase annually from $2,676,311 to $3,596,784, or 124 monthly payments less the first four which are abated, totaling approximately $31.0 million. Vivani is responsible for insurance, property taxes and common area maintenance charges. Vivani deposited $1.3 million to guarantee a letter of credit to secure the lease. During the period ended September 30, 2026, $0.4 million of previously restricted cash was released upon a reduction in the collateral requirements under the letter of credit. Restricted cash was $0.9 million and $1.3 million on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

The following table summarizes supplemental balance sheet information related to the Company’s operating leases (in thousands):

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets
Non-current assets	Right-of-use assets	$15,713	$17,230
Liabilities
Current	Current operating lease liabilities	$1,905	$1,794
Long-term	Long-term operating lease liabilities	$15,507	$17,061

Operating lease cost was $0.8 million and $0.8 million during the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively.

Variable lease cost, consisting primarily of common area maintenance charges and taxes, for the operating lease was $0.1 million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes a maturity analysis of the Company’s lease liabilities showing the aggregate lease payments as of September 30, 2026 (in thousands except weighted average data):

Year Ending December 31,	Amount
2026 (remaining)	$815
2027	3,313
2028	3,180
2029	3,156
2030	3,252
Thereafter	9,453
Total lease payments	$23,169
Less imputed interest	5,757
Total lease liabilities	$17,412

Weighted average discount rate	8.35%
Weighted average remaining lease term	6.84 years

Other information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for operating lease liabilities	$813	$710	$2,402	$2,204

Note 12. Commitments and Contingencies

Indemnification Agreements

The Company maintains indemnification agreements with its directors and officers that may require it to indemnify them against liabilities that arise by reason of their status or service as directors or officers, except as prohibited by applicable law.

Clinical Trial Agreements

The Company contracted with various universities, hospitals, and medical practices to conduct an early feasibility clinical study of Orion which was completed in March 2025, a Phase 1 study of NPM-115 (LIBERATE-1) which was completed in August 2025, and a Phase 1 study of NPM-139 (SLIM-1) which was fully enrolled with all participants dosed in August 2026.

Payments are based on procedures performed for each subject and are charged to clinical and regulatory expense as incurred. Total amounts expensed during the three months ended September 30, 2026 and 2025 were $539,000 and $0, respectively, and during the nine months ended September 30, 2026 and 2025 were $765,000 and $35,000, respectively.

Litigation, Claims and Assessments

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

Pixium

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

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between the Company and Pixium, the Company’s Board of Directors determined that the business combination with Pixium was not in the best interest of its stockholders. On April 1, 2021, the Company gave notice to Pixium that it was terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. The Company accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected the Company’s offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claims damages of approximately €5.1 million or about $5.6 million. The Company believes it has fulfilled its obligations to Pixium with the liquidated damages payment of $1,000,000.

On December 8, 2022, the Company received notice that the Paris Commercial Court had rendered its judgment, including finding that the Company’s termination of the MOU was not valid. In the judgment, the Company was ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid, a net amount payable of approximately €1,552,220. We recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plan to continue our appeal against the preliminary judgment. On May 24, 2023, the Company filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for the Company to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order the Company to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that the Company already paid Pixium and which Pixium retained converted into euros at the date of the judgment.

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

The Company filed its brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, because the Company has failed to enforce the judgment, Pixium requested the pre-trial judge to strike out the Company's appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out Vivani's appeal for failure to enforce the decision. As of September 30, 2026, the Company adjusted the litigation accrual to $1.79 million to reflect the amount paid on October 1, 2026, with the resulting foreign currency adjustment recognized within other income, net in the condensed consolidated statements of operations. On October 1, 2026, the Company paid the remaining balance of $1,790,000 to reinstate the case on the court's docket and prevent the appeal proceeding from lapsing. On November 2, 2026, the correspondent before the Paris Court of Appeal confirmed that the Conseiller de la mise en état had reinstated the appeal, and that the case will now proceed on the merits, as no objection was raised by the liquidator.

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

Note 13. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company has two operating and reporting segments, the Biopharm Division and the Neurostimulation Division. The Company’s CODM is its Chief Executive Officer who reviews the Company between Biopharm and Neurostimulation divisions. The Company’s primary focus is the Biopharm Division. The Company is pursuing the proposed sale of the Neurostimulation Division described in Note 1. The measure of segment loss is reported on the condensed consolidated statements of operations as net loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company has not generated any product revenue since the merger of NPM and Second Sight. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it is a clinical-stage biopharmaceutical company.

During the three months ended September 30, 2026, the Biopharm Division and Neurostimulation Division incurred segment losses of $6.4 million and $0.9 million, respectively.

During the nine months ended September 30, 2026, the Biopharm Division and Neurostimulation Division incurred segment losses of $18.6 million and $1.8 million, respectively.

As of September 30, 2026, total assets for the Biopharm Division and the Neurostimulation Division were $34.7 million and $0.6 million, respectively.

The following table provides information related to the Company’s operating segments based upon the Company's net loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026			2025
	Biopharm Division	Neurostimulation Division	Total	Biopharm Division	Neurostimulation Division	Total
Operating expenses:
Personnel and related expenses	$2,927	$445	$3,372	$2,521	$296	$2,817
Office space rental related expenses	1,001	29	1,030	1,003	54	1,057
Development expenses	1,191	-	1,191	1,083	-	1,083
Professional services and insurance	984	285	1,269	1,201	172	1,373
Depreciation	129	-	129	101	4	105
Other general and administrative expenses	439	102	541	180	110	290
Other (income) expense, net	(280)	(2)	(282)	(237)	42	(195)
Segment net loss	$6,391	$859	$7,250	$5,852	$678	$6,530

	Nine Months Ended September 30,
	2026			2025
	Biopharm Division	Neurostimulation Division	Total	Biopharm Division	Neurostimulation Division	Total
Operating expenses:
Personnel and related expenses	$8,175	$1,145	$9,320	$7,580	$815	$8,395
Office space rental related expenses	3,044	93	3,137	3,143	260	3,403
Development expenses	3,182	-	3,182	3,154	-	3,154
Professional services and insurance	3,202	626	3,828	4,018	638	4,656
Depreciation	387	-	387	299	8	307
Other general and administrative expenses	1,225	274	1,499	563	268	831
Other (income) expense, net	(614)	(339)	(953)	(894)	124	(770)
Segment net loss	$18,601	$1,799	$20,400	$17,863	$2,113	$19,976

Note 14. Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through the date the condensed consolidated financial statements were issued or filed. Nothing has occurred outside normal operations that required recognition or disclosure in these financial statements except as follows:

Pixium Appeal Reinstatement

On October 1, 2026, the Company paid the remaining judgment balance of $1,790,000 and requested that the Paris Court of Appeal reinstate the Pixium appeal before it would lapse. On November 2, 2026, the correspondent before the Paris Court of Appeal confirmed that the Conseiller de la mise en état had reinstated the appeal, and that the case will now proceed on the merits, as no objection was raised by the liquidator.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. See “Cautionary Note Regarding Forward-Looking Statements.” The consolidated results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and in conjunction with the “Risk Factors” included in Part II, Item 1A of this Form 10-Q.

Business Overview

We are a clinical-stage biopharmaceutical company that develops miniature, ultra long-acting subdermal drug implant candidates utilizing our proprietary NanoPortal™ technology, which is designed to enable reversible, ultra long-acting, near constant-rate delivery of a broad range of medicines to treat chronic diseases. We use this platform technology to develop, and potentially commercialize, drug implant candidates, alone or in collaboration with pharmaceutical company partners, to address leading causes of poor clinical outcomes in the treatment of chronic diseases, including medication non-adherence, drug tolerability and administration challenges faced by certain patients.

According to the U.S. Centers for Disease Control and Prevention, adherence is defined as the extent to which an individual’s behavior, including taking medications, corresponds to recommendations from a health care provider. An alarmingly high proportion of patients, approximately 50%, do not, or cannot, take their medicine as prescribed in the real world, a statistic that applies to both daily oral as well as weekly injectable medicines. For example, a recent study has shown that 64% of patients taking Wegovy® (semaglutide injection) reverse treatment within the first year, a number that increases to 76% by the second year. Unfortunately, GLP-1 discontinuation may result in failure to achieve target outcomes and a quick reversal of the health benefits in the majority of patients.

At Vivani, we are developing a portfolio of miniature, ultra long-acting subdermal drug implant candidates based on our NanoPortal technology that, unlike most oral and injectable medicines, are designed with the goal of guaranteeing medication adherence by delivering therapeutic drug levels for up to six months or longer. Our NanoPortal implant technology has the potential to enable patients to maintain continuous and therapeutic drug exposure levels with convenient once or twice-yearly administration while still offering patients the ability to rapidly discontinue GLP-1 drug exposure in patients when cessation of therapy is needed or desired. Reversibility can be an important clinical consideration in certain situations including when a woman becomes pregnant or when patients undergoing surgery have an increased aspiration risk. In addition, NanoPortal aims to minimize fluctuations in patients’ drug levels which may improve the tolerability of medicines, including GLP-1 receptor agonists, that produce side effects that are associated with fluctuating drug levels in the blood.

Our emerging portfolio of miniature, ultra long-acting drug implant candidates has the potential to revolutionize the treatment of chronic diseases by directly addressing poor medication adherence and improving drug tolerability in patients, both of which may translate into better health outcomes for patients in the real-world setting. Our lead program, NPM-139, is a miniature GLP-1 (semaglutide) implant designed for once- or twice-yearly administration, currently in development for chronic weight management in obese and overweight patients. NPM-139 achieved encouraging preclinical data in rats showing approximately 20% weight loss, as compared to a control group receiving sham implants, which was maintained for a full year after a single administration. We are also developing NPM-133, a miniature, six-month, GLP-1 (semaglutide) implant for the treatment of type-2 diabetes. Preliminary feasibility data support the additional potential benefit of once-yearly dosing for both semaglutide implant programs, NPM-139 and NPM-133. In addition, we are developing OKV-119, a GLP-1-based implant in development for chronic weight management and related conditions in companion cats and dogs, in collaboration with animal health partner Okava Pharmaceuticals, Inc. (“Okava”).

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

Our main priority is the further development of our miniature, ultra long-acting drug implant candidate programs. In parallel, our management team remains committed to enabling further development of Cortigent’s pioneering neurostimulation systems from legacy company Second Sight which are aimed at helping patients recover critical body functions. To that end, on July 1, 2026, we entered into a merger agreement between Cortigent and a wholly-owned subsidiary of Nasdaq-listed ClearOne, Inc. (Nasdaq:CLRO). In connection with that transaction, ClearOne is pursuing a financing which aims to raise $10 million to $15 million concurrently with the merger’s closing.

On May 22, 2026, the Company entered into an agreement with Novo Nordisk ("Novo") that enables Novo to conduct a non-exclusive internal evaluation of NPM-139 semaglutide implants prepared by Vivani. There are no exclusivity provisions for NPM-139 or the Company's proprietary NanoPortal technology associated with this agreement.

On July 29, 2026, the Company treated the first patient in the SLIM-1 trial of NPM-139 (semaglutide) implant and subsequently completed dosing all patients in the study one week later. We currently anticipate topline data for the trial will be available in the first half of November.

Liquidity and Capital Resources

2025 Private Sales Transactions

During 2025, we entered into multiple share purchase agreements with an entity affiliated with one of our independent directors and one share purchase agreement with one of our investors (collectively, the “2025 Private Sales Transactions”) pursuant to which we agreed to sell shares of our common stock in multiple tranche closings at prices equal to the closing price of our common stock on Nasdaq on the respective agreement dates, subject to customary adjustments for reverse and forward stock splits, stock dividends, stock combinations, and similar transactions. For additional details, see Note 7 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

During the nine months ended September 30, 2026, we issued 10,735,041 shares of our common stock pursuant to the 2025 Private Sales Transactions, generating net proceeds of $12.6 million.

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

Non-Capital Funding

From time to time, we receive grants that help fund specific development programs. Any amounts received pursuant to grants are offset against the related operating expenses as the costs are incurred. Commencing in January 2018, we were awarded a grant from the National Institutes of Health (the “NIH”) to fund the “Early Feasibility Clinical Trial of a Visual Cortical Prosthesis”. The final year of the grant ended in March 2024, however, the NIH issued us a no-cost extension allowing us to utilize the unfunded amount through March 2025. During the nine months ended September 30, 2026 and 2025, total grants offset against operating expenses were $0 and $35,000, respectively.

Liquidity

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception and we expect to continue to incur operating losses and negative operating cash flows for the foreseeable future. To date, we have financed our working capital requirements through the recurring sale of our equity securities. We estimate that currently available cash will provide sufficient funds to enable us to meet our planned obligations through the first quarter of 2027. Our ability to operate as planned beyond such date is dependent on our ability to raise additional capital, however, there can be no assurances that we will be able to do so. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

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

We are subject to the risks and uncertainties associated with a business with no revenue that is developing novel biopharmaceutical product candidates, including limitations on our operating capital resources and uncertain demand for our products. We expect our operating expenses to increase significantly as we continue our business operations, particularly as we prepare to initiate additional clinical trials and conduct our other research and development activities. Conducting clinical trials is a time-consuming, expensive and uncertain process that takes many years to complete, and we may never generate the necessary data or results required to obtain marketing approval. We do not expect revenues until we are successful in completing development and obtaining marketing approval for our products. We expect expenses to increase in connection with our ongoing activities, particularly as we initiate clinical trials, initiate new research and development projects and seek marketing approval for any product candidates that we successfully develop. If we are required to conduct additional nonclinical or clinical activities, or IND-enabling activities, our overall expenditures would increase. In addition, if we obtain marketing approval, we expect to incur significant additional expenses related to sales, marketing, distribution and other commercial infrastructure to commercialize such product. In addition, our product candidates, if approved, may not achieve commercial success. We incur significant costs associated with operating as a public company in a regulated industry.

Until such time that we can generate product revenues, if ever, we anticipate that we will fund our operations through public or private equity sales or debt financings, grants, collaborations, strategic partnerships or other sources. However, we may be unable to raise additional capital or enter into such other arrangements when needed, on favorable terms or at all. To the extent that we raise additional capital through the sale of equity, convertible debt or other equity-linked securities, the ownership interests of some or all of our common stockholders will be diluted, the holders of new equity securities may have priority rights over our existing stockholders and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into agreements on unattractive terms. If, for example, we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

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

Comparison of the Three Months Ended September 30, 2026 and 2025

Research and development expense. Research and development expense during the three months ended September 30, 2026 was $5.0 million, compared to $4.5 million during the three months ended September 30, 2025. The increase of $0.5 million, or 11%, was primarily attributable to an increase in the clinical trial related expense from our Biopharm Division.

General and administrative expense. General and administrative expense during the three months ended September 30, 2026 was $2.5 million, compared to $2.2 million during the three months ended September 30, 2025. The increase of $0.3 million, or 14%, was primarily attributable to an increase in personnel and related expenses from our Neurostimulation Division and our Biopharm Division.

Other income, net. Other income, net during the three months ended September 30, 2026 was $0.3 million, compared to $0.2 million during the three months ended September 30, 2025. The increase of $0.1 million was primarily attributable to amounts recognized under the Australian R&D Tax Incentive Program and higher interest income earned during the period.

Net loss. For the foregoing reasons, we had a net loss of $7.3 million during the three months ended September 30, 2026 compared to $6.5 million during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Research and development expense. Research and development expense during the nine months ended September 30, 2026 was $14.0 million, compared to $13.5 million during the nine months ended September 30, 2025. The increase of $0.5 million, or 4%, was primarily attributable to an increase in the clinical trial related expense from our Biopharm Division.

General and administrative expense. General and administrative expense during the nine months ended September 30, 2026 was $7.4 million, compared to $7.3 million during the nine months ended September 30, 2025. The increase of $0.1 million, or 1%, was primarily attributable to an increase in personnel and related expenses from our Neurostimulation Division and our Biopharm Division.

Other income, net. Other income, net during the nine months ended September 30, 2026 was $1.0 million, compared to $0.8 million during the nine months ended September 30, 2025. The increase of $0.2 million was primarily attributable to the derecognition of a contract liability previously held by the Neurostimulation Division and amounts recognized under the Australian R&D Tax Incentive Program.

Net loss. For the foregoing reasons, we had a net loss of $20.4 million during the nine months ended September 30, 2026 compared to $20.0 million during the nine months ended September 30, 2025.

Cash Flows from Operating Activities

During the nine months ended September 30, 2026, we used $18.6 million of cash in operating activities, consisting primarily of a net loss of $20.4 million, partially offset by a $0.7 million net change in operating assets and liabilities, and non-cash items totaling $1.1 million.

During the nine months ended September 30, 2025, we used $17.6 million of cash in operating activities, consisting primarily of a net loss of $20.0 million, partially offset by a $0.9 million net change in operating assets and liabilities, and non-cash items totaling $1.5 million for stock-based compensation, lease expense, and depreciation of property and equipment.

Cash Flows from Investing Activities

Cash used for investing activities during the nine months ended September 30, 2026 and 2025 was $0.1 million and $0.9 million, respectively, for the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $16.6 million during the nine months ended September 30, 2026, primarily attributable to net proceeds of $2.2 million from a registered direct offering with a placement agent and $14.6 million from other securities purchase agreements with an affiliate of one of our independent directors and another investor, partially offset by $0.2 million of principal payments for the insurance premium loan.

Cash provided by financing activities was $2.7 million during the nine months ended September 30, 2025, primarily attributable to net proceeds of $2.6 million from securities purchase agreements with an affiliate of one of our independent directors and $0.4 million from insurance premium financing, partially offset by $0.2 million of principal payments for the insurance premium loan, and $28,000 net financing costs associated with the common stock sales in connection with the Sales Agreement.

Recently Issued Accounting Pronouncements Not Yet Adopted as of September 30, 2026

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Recently Adopted Accounting Standards

There were no accounting standards adopted during the nine months ended September 30, 2026, that had a material effect on the Company’s condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our interim unaudited condensed consolidated financial statements included in Item 1 of this Form 10-Q for a more complete description of our significant accounting policies. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those described in the 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity without incurring significant risk. We invest cash in excess of our current needs in money market funds. In general, money market funds are not considered to be subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2026, our cash equivalents consisted of money market funds deposited at Merrill Lynch. Separately, we held restricted cash as collateral for our lease.

Exchange Rate Sensitivity

The majority of our operating expenses were denominated in U.S. dollars. We have not entered into foreign currency forward contracts to hedge our operating expense exposure to foreign currencies, but we may do so in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As of September 30, 2026, management has concluded that our disclosure controls and procedures were effective based upon testing of our key internal controls.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during or subsequent to the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pixium

One opposition filed by Pixium Vision SA (“Pixium”) in the European Patent Office (the “EPO”) challenged the validity of a European patent owned by Cortigent. We decided to allow the patent to be abandoned by the EPO, which occurred in February 2025. As a result, this opposition is no longer pending. Although the abandonment may impact our ability to protect Cortigent’s neurostimulation technology in Europe related to this patent, we do not believe that it will have a material effect on our ability to manufacture and sell our products, or otherwise have a material effect on Cortigent’s operations.

As described in our annual report on Form 10-K for the year ended December 31, 2020, we had entered into a Memorandum of Understanding (“MOU”) for a proposed business combination with Pixium. In response to a press release by Pixium dated March 24, 2021, and subsequent communications between us and Pixium, our Board of Directors determined that the business combination with Pixium was not in the best interest of our stockholders. On April 1, 2021, we gave notice to Pixium that we were terminating the MOU between the parties and seeking an amicable resolution of termination amounts that may be due, however no assurance can be given that an amicable resolution will be reached. We accrued $1,000,000 of liquidated damages as contemplated by the MOU in accounts payable as of March 31, 2021 and remitted that amount to Pixium in April 2021. Pixium indicated that it considered this termination wrongful, rejected our offers, but retained the $1,000,000 payment. On May 19, 2021, Pixium filed suit in the Paris Commercial Court, and currently claims damages of approximately €5.1 million or about $5.6 million. We believe we have fulfilled our obligations to Pixium with the liquidated damages payment of $1,000,000.

On December 8, 2022, we received notice that the Paris Commercial Court had rendered its judgment, including finding that our termination of the MOU was not valid. In the judgment, we were ordered to pay to Pixium the amount of €2,500,000 minus a €947,780 credit for the $1,000,000 already paid, a net amount payable of approximately €1,552,220. We recorded a charge of $1,675,000 for the year ended December 31, 2022, related to this matter but plan to continue our appeal against the preliminary judgment. On May 24, 2023, we filed an appeal against the judgment from the Paris Commercial Court except in so far as such prior judgment dismissed (i) Pixium’s claim for us to pay it a sum of €480,693 relating to the alleged time spent by its teams, (ii) Pixium’s application to order us to pay it a sum of €1,500,000 in respect to alleged loss of opportunity and (iii) deducted the sum of $1,000,000 that we already paid Pixium and which Pixium retained and converted into euros on the date of the judgment.

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

We filed our brief in reply with the Paris Court of Appeal on April 17, 2024. Proceedings before the Paris Court of Appeal are pending. In parallel, because we have failed to enforce the judgment, Pixium requested the pre-trial judge to strike out our appeal for failure to enforce the judgment. The hearing took place on June 4, 2024 and on October 23, 2024, the pre-trial judge issued his order, striking out our appeal for failure to enforce the decision. As of September 30, 2026, the Company adjusted the litigation accrual to $1.79 million to reflect the amount paid on October 1, 2026, with the resulting foreign currency adjustment recognized within other income, net in the condensed consolidated statements of operations. On October 1, 2026, the Company paid the remaining $1,790,000 balance to reinstate the case on the court's docket and prevent the appeal proceeding from lapsing. On November 2, 2026, the correspondent before the Paris Court of Appeal confirmed that the Conseiller de la mise en état had reinstated the appeal, and that the case will now proceed on the merits, as no objection was raised by the liquidator.

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

Item 1A. Risk Factors

Our business is subject to numerous material and other risks. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-Q, including our condensed consolidated financial statements and the related notes, the disclosures and audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and in our other filings with the Securities and Exchange Commission (“SEC”). If any of the stated risks actually occur, our business, prospects, operating results, and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to Our Financial Position and Need for Additional Capital

We are a clinical-stage company with a limited operating history, and have no products approved for commercial sale.

We are a clinical-stage biopharmaceutical company. In August 2022, we completed a business combination of Second Sight and NPM, to form our current company. Following the business combination, we are focusing primarily on the development of our proprietary NanoPortal technology and the development of miniaturized, subdermal drug implant candidates capable of the long-term delivery of medicine in patients with chronic diseases with high unmet medical need. Our pipeline includes our current product candidates NPM-139, NPM-133 and OKV-119. We have partnered with Okava for the development of product candidate OKV-119. OKV-119 is in development for use in treating cardiometabolic disorders in dogs and cats. None of our drug candidates have been approved for marketing or sale in any country or territory.

As a result, we have no meaningful historical operations upon which to evaluate our business and prospects and we have not yet demonstrated an ability to obtain marketing approval for any of our product candidates or otherwise successfully overcome the risks and uncertainties frequently encountered by companies in the biopharmaceutical industry. We have not generated any revenues to date, and we continue to incur significant research and development and other expenses. As a result, we have not been profitable and have incurred operating losses in every reporting period since our inception. During the nine months ended September 30, 2026 and 2025, we reported net losses of $20.4 million and $20.0 million, respectively, and during the years ended December 31, 2025 and 2024, we reported net losses of $26.6 million and $23.5 million, respectively. We had an accumulated deficit of $168.9 million as of September 30, 2026.

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

As of December 31, 2025, we had federal and apportioned state NOLs and federal and state R&D credit carry-forwards available to offset future taxable income and income taxes as follows (in thousands):

As of
December 31, 2025
Pre TCJA (Tax Cuts and Jobs Acts of 2017) period federal NOL carry-forward, begin expiring 2030	$47,353
Post TCJA period federal NOL carry-forward, with no carry-forward limitation	206,727
Total federal NOL carry-forward	$254,080

State NOL carry-forward, begin expiring 2030	$167,590

Federal R&D tax credit carry-forward, begin expiring in 2036	$4,428
State R&D carry-forward, no expiration date	$9,048

Reserve for uncertain income tax positions	--

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

Changes in tax law may adversely affect our business and financial condition.

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

We have spent significant time, money and effort on our proprietary NanoPortal implant technology which will require additional design and development to support our emerging portfolio of drug/device combination product candidates, including NPM-139 (semaglutide implant), NPM-133 (semaglutide implant), and OKV-119 (exenatide implant for companion animals). All of our product candidates will require additional design and development, including further enhancements to our NanoPortal technology, clinical trials as well as further preclinical studies to evaluate their safety, tolerability and pharmacokinetics, and to optimize their formulation. Our product candidates may require significant additional design and testing before advancing to pivotal clinical trials that are designed to generate sufficient safety and efficacy data to support a marketing application. Even if we conduct and complete such testing of our product candidates, there can be no assurance that we will obtain marketing approval for one or more of these candidates. Positive results obtained during early development do not necessarily mean later development will succeed or that regulatory approvals will be obtained. Our drug development efforts may not lead to commercially viable products for any number of reasons, including because our product candidates fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities to support marketing approval, or because we have inadequate financial or other resources to advance our product candidates through development and approval processes. If any of our product candidates fail to demonstrate sufficient safety or efficacy data at any time to support their continued development, or we encounter other challenges in the development of our product candidates, we would experience potentially significant delays in, or be required to abandon, development of the product candidate.

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

•           we may face delays or other challenges associated with the availability and sourcing of key raw materials and/or key components; and

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

The process of manufacturing our product candidates is complex, highly regulated, and subject to numerous risks. For example, the process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, or vendor or operator error. Even minor deviations from normal manufacturing processes for any of our product candidates could result in reduced production yields, product defects, and other supply disruptions. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period to investigate and remedy the contamination. In addition, the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, including but not limited to wildfires, earthquakes and floods, power failures and numerous other factors.

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

•           the FDA or comparable foreign regulatory authorities may not approve the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacture of our product candidates;

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

•           the FDA or comparable foreign regulatory authorities may change their approval policies or adopt new regulations; or

•           the FDA or comparable foreign regulatory authorities may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our lead product candidate.

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

We may utilize the 505(b)(2) pathway for the regulatory approval of NPM-139, NPM-133, and, potentially, other of our product candidates. Final marketing approval of any of our product candidates by the FDA or other regulatory authorities may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

We may pursue a regulatory pathway pursuant to Section 505(b)(2) of the FDCA for the approval of NPM-139, NPM-133, and other product candidates, which allows us to rely on existing preclinical and/or clinical data for the drug. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could refuse to file our NDA submissions, request additional information before accepting our submissions for filing or require additional information to sufficiently demonstrate safety and efficacy to support approval.

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

Even if one or more of our product candidates receive regulatory approval in the United States, we may never receive comparable approvals outside of the United States.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among countries and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed in these risk factors regarding FDA approval in the United States as well as other risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay seeking or obtaining such approval would impair our ability to commercialize our product candidates in territories outside of the United States.

Even if any of our product candidates receive regulatory approval, we will be subject to ongoing legal and regulatory compliance requirements, and regulatory agencies may impose post-approval requirements or, under certain circumstances, withdraw such approval. We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products following approval.

Even if one or more of our product candidates receive regulatory approval, the FDA or comparable foreign regulatory authorities may still impose significant restrictions on the indicated uses or marketing of the product candidates or impose ongoing requirements for potentially costly post-approval studies and trials. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, and comparable foreign regulatory authority, requirements, including ensuring that quality control and manufacturing procedures conform to QMSR regulations, cGMP regulations and applicable product tracking and tracing requirements. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, on our company or on any of our collaborators, including requiring withdrawal of the product from the market.

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

•           our ability to receive or set a price that we believe is fair for our products;

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

The current United States administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees at various federal agencies, including the FDA. Currently, most federal agencies in the United States are funded through December 11, 2026. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the United States market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and the acceptance of user fees payments, layoffs, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. If a prolonged government shutdown occurs, if the FDA is required to furlough review staff or necessary employees, if there are substantial leadership or policy changes, or if agency operations are otherwise impacted, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will be due to be paid to the United States Patent and Trademark Office (the “USPTO”) and various governmental patent agencies outside of the United States in several stages over the lifetime of the applicable patent and/or patent application. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs with respect to our in-licensed patents or patent applications that we may file in the future, our competitors might be able to use our technologies, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Third parties may assert that we are employing their proprietary technology without authorization and may sue us for patent or other intellectual property infringement. These lawsuits are costly and could adversely affect our business, financial condition and results of operations and divert the attention of managerial and scientific personnel. If we are sued for patent infringement, we would need to demonstrate that our activities either do not infringe the claims of the relevant patent or that the patent claims are invalid, and we may not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business. In addition, we may not have sufficient resources to bring these actions to a successful conclusion. If a court holds that any third-party patents are valid, enforceable and cover our activities, the holders of any of these patents may be able to block our ability to commercialize our product candidates, if approved, unless we acquire or obtain a license under the applicable patents or until the patents expire.

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

Accordingly, if the applicant relies for approval on the safety or effectiveness on information for a previously approved drug, referred to as a listed drug, the applicant is required to include patent certifications in its 505(b)(2) NDA regarding any applicable patents covering the listed drug. If there are applicable patents listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for the listed drug, and the applicant seeks to obtain approval prior to the expiration of one or more of those patents, the applicant is required to submit a Paragraph IV certification indicating its belief that the relevant patents are invalid or unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Otherwise, the 505(b)(2) NDA cannot be approved by the FDA until the expiration of any patents listed in the Orange Book for the listed drug.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our licensed patents and future patents we may own, or marketing of competing products in violation of our proprietary rights generally. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the United States and abroad. For example, China currently affords less protection to a company’s intellectual property than some other jurisdictions. As such, the lack of strong patent and other intellectual property protection in China may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Third-party manufacturers may not be able to comply with the regulatory requirements, known as cGMP, applicable to drug-device combination products, including applicable provisions of the FDA’s drug cGMP regulations, device quality requirements embodied in the QMSR or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA.

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

We currently do not have a sales and marketing organization, and we have no experience as a company in the sales, marketing, and distribution of approved products. If any of our product candidates are approved for commercialization, we may be required to develop our sales, marketing, and distribution capabilities, or make arrangements with a third party to perform sales and marketing services. Developing a sales force is expensive and time-consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force that we do establish may not be capable of generating sufficient demand for our product candidates, if approved. To the extent that we enter into arrangements with collaborators or other third parties to perform sales and marketing services, we may be required to relinquish a portion of the revenues from product sales to those third parties. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenues and may not become profitable.

Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject to applicable healthcare regulatory laws. Failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

Although we do not currently have any products on the market, our operations may be directly, or indirectly through our prescribers, consultants, customers, and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates for which we obtain marketing approval. For more information, see the section titled “Business – Government Regulation – Healthcare Laws & Reimbursement” in the 2025 Form 10-K.

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

Our current company resulted from the business combination of Second Sight and NPM, completed in August 2022. Our main priority is the further development of our lead programs NPM-139 and NPM-133, which are miniature, 6-month, GLP-1 implant candidates for the treatment of chronic weight management and patients with type 2 diabetes, respectively. In parallel, our management team remains committed to identifying and exploring strategic options for our Neurostimulation Division (formerly Second Sight) that will enable further development of its pioneering neurostimulation systems to help patients recover critical body functions.

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

Although we have determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We are a “smaller reporting company” and may continue to be a “smaller reporting company” until (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior June 30.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. In 2023, a number of banks were placed into receivership. Even though we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors affecting the financial services industry or economy in general, such as these recent bank failures. These factors could also include, among others, liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry and the supervision thereof. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, which could have a material adverse effect on our liquidity and on our business, financial condition or results of operations.

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

Any global financial crisis or slowdown could cause volatility and disruptions in the capital and credit markets. Similarly, any global health epidemic could cause disruptions in our operations and in the operations of third-party manufacturers, CROs, and other third-parties on whom we rely. More recently, the global economy has been impacted by increasing interest rates and high inflation, as well as by global geopolitical disruptions, including various armed conflicts. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, or at all. Additionally, a weak or declining economy or international trade disputes could strain our suppliers, some of whom are located outside the United States, potentially resulting in supply disruption. Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business activities and could cause significant disruption in the operations of third-parties on which we rely. We cannot precisely determine or quantify what impact a future outbreak of any highly infectious or contagious disease will have on our business operations in the future, which will depend on a variety of factors and future developments and are highly uncertain and cannot be predicted with confidence. In addition, the short and long-term implications of military conflict, including recent U.S. and Israeli actions in Iran and Lebanon, Russia’s invasion of Ukraine and/or the Israel-Hamas war, are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of these and other conflicts and related actions may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. To the extent the wars in Iran, Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.

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

While we have not directly experienced any material system failure, accident or cybersecurity incident or breach to date, like others in our industry, we and our vendors have, and may in the future continue to experience, threats and cybersecurity incidents and other attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems. There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate security breaches or improper access to, use of, or inappropriate disclosure of any of this information or other confidential or sensitive information, including patients’ personal data, or the perception that any such failure has occurred, could result in claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays or setbacks in our research, delays to commercialization of our product candidates, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flow. For example, the loss or alteration of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We may not be able to complete the proposed merger of Cortigent on the terms anticipated, or at all.

On July 1, 2026 we entered into a merger agreement with Cortigent, ClearOne, Inc. and CLRO Merger Sub, Inc. for the proposed merger of Cortigent and CLRO Merger Sub, Inc. Currently, this approach, and potentially others in the future, are being considered to generate an opportunity for our stockholders to potentially realize value in Cortigent’s assets. Completion of this proposed merger will be subject to a number of factors and conditions, and there can be no assurance that the merger will be completed as anticipated, or as currently or potentially proposed, or at all. A failure to complete the merger or similar transaction could negatively affect the price of the shares of our common stock.

The proposed Cortigent merger may not have the benefits we anticipate.

The proposed Cortigent merger may not have the full, or any, strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the merger are based on a number of assumptions, which may prove incorrect. In the event that the merger does not have expected benefits, the costs associated with the transaction, including an expected increase in operating expenses, could have a negative effect on our financial condition. In addition, we cannot predict the effect of the merger on the trading price of shares of our common stock, and the market value of shares of our common stock may be less than, equal to or greater than the market value of shares of our common stock prior to the completion of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     None.

(b)    None.

(c)     None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger dated July 1, 2026 by and among Vivani Medical, Inc., Cortigent, Inc., ClearOne, Inc. and CLRO Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2026).

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

Vivani Medical, Inc.
Date: November 12, 2026	By:	/s/ Adam Mendelsohn
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Anthony Baldor
Chief Financial Officer
(Principal Accounting and Financial Officer)